Form 10-Q
period 2014-06-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2014-08-28
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-192989

 MEDICAL TRANSCRIPTION BILLING, CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At August 28, 2014, the registrant had 10,983,433 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$32,521	$497,944
Accounts receivable - net of allowance for doubtful accounts of $88,190 and $58,183 at June 30, 2014 and December 31, 2013, respectively	789,164	1,009,416
Current assets - related party	25,362	23,840
Other current assets	258,068	214,678
Deferred income taxes	362,335	41,829
Total current assets	1,467,450	1,787,707

PROPERTY AND EQUIPMENT - Net	519,284	505,344
INTANGIBLE ASSETS - Net	1,107,037	1,534,780
GOODWILL	344,000	344,000
OTHER ASSETS	2,107,744	1,600,783
TOTAL ASSETS	$5,545,515	$5,772,614
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$363,282	$200,469
Accrued expenses	709,376	684,896
Accrued IPO costs	775,618	430,125
Deferred rent	1,732	11,667
Deferred revenue	42,629	56,686
Accrued liability to related party	148,883	93,596
Borrowings under line of credit	1,215,000	1,015,000
Notes payable - other (current portion)	669,754	916,104
Total current liabilities	3,926,274	3,408,543
NOTES PAYABLE
Note payable - related party	735,680	735,680
Notes payable - others	109,094	425,587
Notes payable - convertible note	495,963	472,429
	1,340,737	1,633,696
OTHER LONG-TERM LIABILITIES	40,063	38,142
DEFERRED RENT	567,604	519,000
DEFERRED REVENUE	46,230	54,736
Total liabilities	5,920,908	5,654,117
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 5,101,770 shares	5,102	5,102
Additional paid-in capital	313,782	251,628
Accumulated (deficit) retained earnings	(623,952)	49,121
Accumulated other comprehensive loss	(70,325)	(187,354)
Total shareholders' (deficit) equity	(375,393)	118,497
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$5,545,515	$5,772,614

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET REVENUE	$2,612,202	$2,304,913	$5,185,679	$4,542,233
OPERATING EXPENSES:
Direct operating costs	1,111,691	916,674	2,264,326	1,844,019
Selling and marketing	44,837	49,015	114,858	119,582
General and administrative	1,447,083	1,216,515	2,733,359	2,174,815
Research and development	126,113	98,972	242,541	196,344
Depreciation and amortization	271,078	181,726	541,121	364,207
Total operating expenses	3,000,802	2,462,902	5,896,205	4,698,967
Operating loss	(388,600)	(157,989)	(710,526)	(156,734)
OTHER:
Interest income	4,116	5,685	7,105	13,721
Interest expense	(51,448)	(31,016)	(104,161)	(60,864)
Other income (expense) - net	17,731	58,546	(182,154)	95,746
(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAXES	(418,201)	(124,774)	(989,736)	(108,131)
INCOME TAX BENEFIT	(128,800)	(37,312)	(316,663)	(32,527)
NET LOSS	$(289,401)	$(87,462)	$(673,073)	$(75,604)
NET LOSS PER SHARE
Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.13)	$(0.01)
Weighted-average basic and diluted shares outstanding	5,101,770	5,101,770	5,101,770	5,101,770

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET LOSS	$(289,401)	$(87,462)	$(673,073)	$(75,604)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(13,800)	(34,187)	117,029	(49,628)
COMPREHENSIVE LOSS	$(303,201)	$(121,649)	$(556,044)	$(125,232)

(a) Net of taxes of $7,105 and $60,288 for the three and six months ended June 30, 2014, respectively, and $23,667 and $34,356 for the three and six months ended June 30, 2013, respectively.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
OPERATING ACTIVITIES:
Net loss	$(673,073)	$(75,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	541,121	364,207
Deferred rent	4,277	14,613
Deferred revenue	(22,563)	(10,508)
Deferred income taxes	(320,507)	(55,806)
Provision for (recovery of) doubtful accounts	34,810	(26,432)
Foreign exchange loss (gain)	221,554	(87,811)
Gain from reduction in referral fee	(105,523)	-
Interest accretion on convertible promissory note	23,534	-
Stock-based compensation expense	62,154	-
Other	1,921	-
Changes in operating assets and liabilities:
Accounts receivable	185,442	132,419
Other assets	(60,233)	57,449
Accounts payable and other liabilities	208,949	(23,909)
Net cash provided by operating activities	101,863	288,618
INVESTING ACTIVITIES:
Capital expenditures	(102,325)	(116,142)
Advances to majority shareholder	(2,522)	(205,000)
Repayment of advances to majority shareholder	1,000	200,000
Acquisitions	-	(275,000)
Net cash used in investing activities	(103,847)	(396,142)
FINANCING ACTIVITIES:
Proceeds from note payable to majority shareholder	165,000	1,000,000
Repayments of note payable to majority shareholder	(115,000)	-
Repayments of notes payable - other	(600,246)	(476,377)
Proceeds from line of credit	1,485,000	1,647,984
Repayments of line of credit	(1,285,000)	(1,544,297)
IPO-related costs	(96,542)	(240,000)
Net cash (used in) provided by financing activities	(446,788)	387,310
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,651)	(64,510)
NET (DECREASE) INCREASE IN CASH	(465,423)	215,276
CASH - Beginning of the period	497,944	268,323
CASH - End of period	$32,521	$483,599
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions through assumption of promissory notes	$-	$1,225,000
Finance lease	$-	$6,703
Purchase of prepaid insurance through assumption of note	$36,640	$-
Accrued IPO-related costs	$457,298	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$5,230	$57,000
Interest	$108,094	$60,864

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

Notes to CONDENSED Consolidated Financial Statements

AS OF AND FOR THE THREE and SIX MONTHS ENDED June 30, 2014 and 2013 (UnaUDITED)

1.	DESCRIPTION OF BUSINESS

Medical Transcription Billing, Corp. (“MTBC” or the “Company”) is a healthcare information technology company that offers proprietary electronic health records and patient management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services to private and hospital-employed healthcare providers. MTBC has offices in Somerset, New Jersey, Islamabad, Pakistan and Bagh, Pakistan.

On July 28, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold 4,080,000 shares of common stock at a price to the public of $5.00 per share, generating net proceeds of $15.6 million, of which $11.3 million was used to fund the cash portion of the purchase price of three revenue cycle management companies, Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc. (the “Acquired Businesses”). See Note 16 for additional information.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by MTBC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated balance sheet as of December 31, 2013 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, which are included in the Company’s prospectus dated July 22, 2014, filed with the Securities and Exchange Commission (“SEC”) on July 23, 2014.

On April 4, 2014, the Company split its common stock 8.65 shares for one. All share and per share amounts have been adjusted for the stock split effective April 4, 2014. All share data information presented within the condensed consolidated financial statements gives effect to the stock split.

Current Business Conditions – For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company incurred an operating loss of $710,525 and $127,516, respectively, a net loss of $673,073 and $177,996, respectively, and the working capital deficiency on June 30, 2014 was approximately $2.5 million. The net loss for the six months ended June 30, 2014 was partially the result of a $183,976 foreign exchange loss (part of other income), and additional salaries and professional fees to prepare for pending growth from three acquisitions that were consummated concurrent with the IPO.

The working capital deficiency is primarily the result of the indebtedness incurred in connection with the acquisitions entered into during 2012 and 2013, as well as the $1.9 million of deferred initial public offering costs and $420,000 of expensed professional fees that relate to acquisitions and preparation to become a public company. The Company’s line of credit with TD Bank has a limit of $1.2 million and the Company had no further availability under the line as of June 30, 2014. The line of credit renews annually, and currently matures on November 29, 2014. The Company has received a support letter from the holder of the Company’s convertible note, which demonstrates the investor’s commitment to provide financial support, in the form of purchasing stock, additional convertible notes, or some other instrument, at an interest rate determined by such investor, of up to $1.2 million, if and as needed, to enable by the Company to continue as a going concern until May 31, 2015. The Company’s majority shareholder has also committed, if necessary, to contribute additional capital of up to $400,000. As a result of the completion of the IPO, the Company does not anticipate drawing on these commitments.

During the three months ending June 30, 2014, the Company borrowed $165,000 from its majority shareholder, which was subsequently repaid following the closing of the IPO.

Initial Public Offering Costs — Initial public offering costs consist primarily of professional fees, principally of legal and accounting costs, and other costs such as printing and registration costs incurred in connection with the IPO. As of June 30, 2014 and December 31, 2013, the Company incurred $1,866,691 and $1,312,850, respectively, of costs directly attributable to the IPO, which have been deferred and recorded in other assets in the condensed consolidated balance sheets as of such dates. The deferred costs will be offset against the offering proceeds in the Company’s financial statements for the period in which the IPO closed. The Company incurred various professional fees of $138,988 and $143,734 during the six months ended June 30, 2014 and 2013, respectively, and $73,394 and $143,734 during the three months ended June 30, 2014 and 2013, respectively, that were not directly attributable to the IPO and were included in general and administrative expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which contains authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five-step principles-based process to determine the timing and amount of revenue ultimately expected to be received by the customer. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2018 with either retrospective or modified retrospective treatment applied. The Company is currently evaluating the impact that this guidance may have on the condensed consolidated financial statements upon implementation. Early adoption is not permitted.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This amendment clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for fiscal periods beginning after December 15, 2013. The Company’s adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

Statement of Cash Flows– Subsequent to the issuance of the condensed consolidated financial statements for the six months ended June 30, 2013, the Company determined that the presentation of IPO-related expenses on the consolidated statement of cash flows for the six months ended June 30, 2013 were incorrectly included in “Net Cash provided by operating activities”. Accordingly, the Company has restated certain amounts in the statement of cash flows for the six months ended June 30, 2013 as follows:

Line Item	As Previously Reported	Adjustment	As Restated

Operating activities:
Changes in operating assets and liabilities:
Other assets	$(182,551)	$240,000	$57,449
Net cash provided by operating activities	$48,618	$240,000	$288,618

Financing activities:
IPO-related costs	$-	$(240,000)	$(240,000)
Net cash provided by financing activities	$627,310	$(240,000)	$387,310

The Company has evaluated the effect of the incorrect presentation, both quantitatively and qualitatively, and concluded that it does not have a material impact on, or require amendment to, any previously filed financial statements

3.	ACQUISITIONS

Effective at the close of business on June 30, 2013, the Company executed an Asset Purchase Agreement (the “Agreement”) to acquire Metro Medical Management Services, Inc. (“Metro Medical”). Metro Medical is a New York-based company that offers full-scale revenue cycle management services to small-to-medium sized healthcare practices. Metro Medical broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available marketing resources and specialized trained staff. Under the terms of the Agreement, the Company paid cash consideration of $275,000 at closing and issued a promissory note to Metro Medical for $1,225,000. The principal amount of the promissory note is payable in monthly installments over a twenty-four month period from September 2013, and bears interest at the rate of 5% per year.

Cash paid on date of acquisition	$275,000
Promissory note payable to Metro Medical	1,225,000
Total purchase consideration	$1,500,000

Under purchase price accounting, we recognize the assets and liabilities acquired at their fair value on the acquisition date, with any excess in purchase price over these values being allocated to goodwill.

We engaged a third-party valuation specialist to assist the Company in valuing the assets from our acquisition of Metro Medical. The results of the valuation are presented as below:

Customer contracts and relationships	$904,000
Non-compete agreement	252,000
Goodwill	344,000
$1,500,000

The pro forma information below represents condensed consolidated results of operations as if the acquisition of Metro Medical occurred on January 1, 2013. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred at January 1, 2013, nor is it necessarily indicative of future results.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Total revenue	$3,089,057	$6,074,147
Net (loss)	$(363,931)	$(549,016)

The revenue from former customers of Metro Medical whose contracts were acquired has been included in the Company’s statement of operations for each reporting period since the date of acquisition. Revenues of approximately $577,911 and $1,202,689 related to Metro Medical are included in the condensed consolidated statements of operations for the three months and six months ended June 30, 2014, respectively.

4.	Intangible Assets – NET

Intangible assets-net as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
Contracts and relationships acquired	$2,939,988	$2,939,988
Non-compete agreements	281,272	281,272
Software purchased	96,069	85,588
Total intangible assets	3,317,329	3,306,848
Less: Accumulated amortization	(2,210,292)	(1,772,068)
Intangible assets - net	$1,107,037	$1,534,780

Amortization expense was $434,638 and $242,175 for the six months ended June 30, 2014 and 2013, respectively, and $215,704 and $121,142 for the three months ended June 30, 2014 and 2013, respectively. The weighted-average amortization period is three years.

As of June 30, 2014, future amortization expense scheduled to be expensed as follows:

Years Ending
December 31
2014 (six months)	$421,490
2015	521,506
2016	163,658
2017	383
Total	$1,107,037

5.	Concentrations

Financial Risks — As of June 30, 2014 and December 31, 2013, the Company held Pakistani rupees of 320,859 (approximately USD $3,256) and Pakistani rupees of 46,232,463 (approximately USD $440,309), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States of America in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have been minimal. During the six months ended June 30, 2014, there were no customers with total sales of 4% or more.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States of America. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations in Pakistan are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in Pakistan and by the general state of Pakistan’s economy. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in Pakistan’s telecommunications industry, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Carrying amounts of net (liabilities) assets located in Pakistan were $(425,316) and $114,997 as of June 30, 2014 and December 31, 2013, respectively. These balances exclude intercompany receivables of $3,439,831 and $2,552,280 as of June 30, 2014 and December 31, 2013, respectively. The following is a summary of the net (liabilities) assets located in Pakistan as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Current assets	132,912	$529,260
Non-current assets	454,339	448,397
	587,251	977,657
Current liabilities	(1,010,290)	(859,062)
Non-current liabilities	(2,277)	(3,598)
	$(425,316)	$114,997

6.	NET LOss per share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic:
Net loss	$(289,401)	$(87,462)	$(673,073)	$(75,604)
Weighted-average shares used in computing basic earnings per share	5,101,770	5,101,770	5,101,770	5,101,770
Net loss per share - Basic	$(0.06)	$(0.02)	$(0.13)	$(0.01)
Diluted:
Net loss	$(289,401)	$(87,462)	$(673,073)	$(75,604)
Weighted-average shares used in computing basic earnings per share	5,101,770	5,101,770	5,101,770	5,101,770
Net loss per share - Diluted	$(0.06)	$(0.02)	$(0.13)	$(0.01)

217,500 restricted share units (“RSUs”) had been granted during the three and six months ended June 30, 2014 and have been excluded from the above calculation as they were anti-dilutive.

7.	Debt

Revolving Line of Credit — The Company has an agreement with TD Bank for a revolving line of credit maturing on November 29, 2014 for up to $1,215,000. The line of credit has a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25% as of June 30, 2014 and December 31, 2013). The line of credit is collateralized by all of the Company’s assets and is guaranteed by the majority shareholder of the Company. The outstanding balance as of June 30, 2014 and December 31, 2013 was $1,215,000 and $1,015,000 respectively.

Santander Bank (formerly Sovereign Bank) Loan Agreement — The Company has a term loan, originally established to provide the Company revolving advances up to $100,000, with an interest rate of 7.74% per annum. The term loan was repaid subsequent to June 30, 2014. The amount outstanding under this term loan was $1,667 and $11,667 as of June 30, 2014 and December 31, 2013, respectively, and has subsequently been repaid in full.

Convertible Note — On September 23, 2013, the Company issued a convertible promissory note in the amount of $500,000 to an accredited investor, AAMD LLC, with a maturity date of March 23, 2016, and bearing interest at the rate of 7.0% per annum. Pursuant to the terms of the note, the principal and interest outstanding thereunder automatically converted into 117,567 shares of common stock upon the closing of the IPO at a conversion price equal to 90% of the per-share issuance price of the common stock in the IPO.

As of June 30, 2014 and December 31, 2013, the carrying value of the convertible note payable was $495,963 and $472,429, respectively, including $35,301 and $11,767 of accrued interest, respectively.

The Company reviewed the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. The automatic conversion feature of this promissory note has the economic characteristics of a contingent redemption because the total fair value of shares delivered to settle this feature will always be equal to a fixed amount regardless of the IPO price. Consequently, in substance, the automatic conversion feature has the economic characteristics of a contingent early redemption of the convertible note using shares rather than cash (i.e., stock-settled debt), and represents an embedded derivative instrument under Accounting Standards Codification 815-15-25 that is required to be accounted for separately from the debt instruments.

The Company accounted for the automatic conversion feature as a derivative liability to be recorded at fair value at each reporting period. The fair value of the automatic conversion feature at June 30, 2014 and December 31, 2013 was estimated to be $40,063 and $38,142 and is included in other long-term liabilities on the condensed consolidated balance sheets.

Maturities of notes payable as of June 30, 2014 are as follows:

		Liability
		Against					Bank
		Assets Subject	Medical		Loan from	Loan from	Direct
Years Ending	Santander	to Finance	Management,	Metro	Majority	AAMD,	Capital
December 31	Bank	Lease	LLC	Medical	Shareholder	LLC	Finance	Total
2014 (six months)	$1,667	$3,639	$26,412	$307,406	$-	$-	$13,902	$353,026
2015	-	2,737	-	421,989	735,680	-	-	1,160,406
2016	-	1,096	-	-	-	495,963	-	497,059
Total	$1,667	$7,472	$26,412	$729,395	$735,680	$495,963	$13,902	$2,010,491

8.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations, or cash flows of the Company.

At December 31, 2013, the Company had accrued a liability of $161,137 for a referral fee payable to a former owner of Sonix Medical Technologies, Inc. During the three months ended March 31, 2014, the Company agreed to settle the liability for $55,614 and reversed an accrued expense of $105,523, which reduced general and administrative expenses in the condensed consolidated statements of operations.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases with related parties as of June 30, 2014 are as follows (leases with non-related parties are all cancellable):

Years Ending
December 31	Total
2014 (six months)	$82,209
2015	72,750
2016	75,750
2017	58,500
Total	$289,209

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, including amounts for related party leases described in Note 9, amounted to $233,734 and $206,523 for the six months ended June 30, 2014 and 2013, respectively, and $128,584 and $103,440 for the three months ended June 30, 2014 and 2013 respectively.

9.	Related PARTIES

In February 2013, the majority shareholder advanced a loan of $1,000,000 to the Company, of which a portion was used to repay the outstanding balance on the revolving credit line with TD Bank; $735,680 was outstanding on this loan as of June 30, 2014 and December 31, 2013, respectively. The loan bears an annual interest rate of 7.0%. The total principal and outstanding interest are due upon maturity of the loan on July 5, 2015. The Company recorded interest expense on the loan from the majority shareholder of $25,537 and $26,205 for six months ended June 30, 2014 and 2013, respectively, and $12,839 and $15,849 for the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company paid the accrued interest of $55,807.

During the three months ended June 30, 2014, the majority shareholder advanced the Company $165,000 toward IPO expenses, of which $115,000 was outstanding as of June 30, 2014.

The Company had sales to a related party, a physician who is related to an officer and the majority shareholder. Revenues from this customer were approximately $10,060 and $8,153 for the six months ended June 30, 2014 and 2013, respectively, and $5,324 and $3,977 for the three months ended June 30, 2014 and 2013 respectively. As of June 30, 2014 and December 31, 2013, the receivable balance due from this customer was $1,639 and $1,746, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by an officer and the majority shareholder. The Company recorded expenses of $64,200 for both the six months ended June 30, 2014 and 2013, respectively, and $32,100 for both the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had a liability outstanding to KAI of $73,346 and $37,789, respectively.

The Company leases its corporate offices in New Jersey and its backup operations center in Bagh, Pakistan, from an officer and the majority shareholder. The related party rent expense for the six months ended June 30, 2014 and 2013 was $85,007 and $78,272, respectively, and $42,787 and $39,102 for the three months ended June 30, 2014 and 2013, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of June 30, 2014 and December 31, 2013, respectively. Other assets include prepaid rent that has been paid to the majority shareholder in the amount of $10,640 as of December 31, 2013.

The majority shareholder of the Company guaranteed the Company’s existing line of credit with the TD Bank and the loan with Santander Bank (see Note 7).

The Company advanced $1,000 and $205,000 to the majority shareholder during the six months ended June 30, 2014 and 2013, respectively. The majority shareholder repaid $1,000 and $200,000 during the six months ended June 30, 2014 and 2013, respectively. In addition, during the three months ended June 30, 2014, the Company advanced $1,522 to a contractor in Pakistan, on behalf of the majority shareholder. This amount is shown on the Company’s cash flow statement as an advance to majority shareholder, and was repaid subsequent to June 30, 2014.

10.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation deferred, plus 50% of the next 2% deferred. Employer contributions to the plan for six months ended June 30, 2014 and 2013 were $27,049 and $5,632, respectively, and $11,969 and $3,734 for the three months ended June 30, 2014 and 2013, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for six months ended June 30, 2014 and 2013 were $43,061 and $38,444, respectively and $22,788 and $19,122 for the three months ended June 30, 2014 and 2013, respectively.

11.	STOCK-BASED COMPENSATION

In April, 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan,”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. Permissible awards include incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and cash settled awards, and other stock-based awards in the discretion of the Compensation Committee, including unrestricted stock grants.

The Company awarded 217,500 restricted stock units (“RSUs”) under the 2014 Plan to two named executive offices and its three independent directors. One third of these RSUs will vest annually over three years as long as the executive continues to be employed by the Company on the applicable vesting date or the director remains a member of the Company’s Board of Directors. As a result, the Company recognized stock-based compensation cost beginning in April, 2014.

All RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

We engaged a third-party valuation specialist to assist us in valuing the RSUs granted in April, 2014, who determined the fair value of the RSUs was $3.60 per share at the time of grant. The aggregate compensation cost for RSUs recorded under the stock-based compensation plans was $62,154 for the three and six months ended June 30, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation charged to Condensed Consolidated Statements of Income:
General and administrative	62,154	-	62,154	-
Total stock-based compensation expense	$62,154	$-	$62,154	$-

12.	INCOME TAXES

For the six months ended June 30, 2014 and 2013, the Company estimated the effective rate based upon the annual projected pre-tax loss.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states. As a result, the Company has reported cumulative losses at the state level for the last three years, and has determined that it is more likely than not that it will not be able to utilize its state deferred tax assets. A valuation allowance has been recorded against all state deferred tax assets as of June 30, 2014.

13.	OTHER INCOME (EXPENSE) – NET

Other income (expense) net for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign exchange (losses) gains	$19,288	$55,569	$(183,976)	$81,288
Other	(1,557)	2,977	1,822	14,458
Other (expense) income - net	17,731	58,546	(182,154)	95,746

Foreign currency transaction (losses) gains result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. A decline in the exchange rate of Pakistan rupees per U.S. dollar by 6% from December 31, 2013 to June 30, 2014 caused a foreign exchange gain of $19,288 and exchange loss of $183,976 for the three months and six months ended June 30, 2014, respectively. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 4% from December 31, 2012 to June 30, 2013, caused a foreign exchange gain of $55,569 and $81,288 for the three and six months ended June 30, 2013, respectively.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

The following table summarizes the Company’s financial instruments that are not measured at fair value on a recurring basis by fair value hierarchy as of June 30, 2014 and December 31, 2013:

	Carrying value at	Fair Value as of June 30, 2014, using,
	June 30, 2014	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$32,521	$32,521	$-	$-	$32,521
Financial Liabilities
Borrowings under line of credit	1,215,000	-	1,215,000	-	1,215,000
Notes payable - Other(1)	778,848	-	-	778,976	778,976
Convertible note	495,963	-	-	496,422	496,422

	Carrying value at	Fair Value as of December 31, 2013, using,
	December 31, 2013	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$497,944	$497,944	$-	$-	$497,944
Financial Liabilities
Borrowings under line of credit	1,015,000	-	1,015,000	-	1,015,000
Notes payable - Other(1)	1,341,691	-	-	1,349,308	1,349,308
Convertible note	472,429	-	-	473,042	473,042

(1) Excludes note payable to the majority shareholder

Note Payable to Majority Shareholder - The majority shareholder advanced a loan of $1,000,000 to the Company, of which $735,680 was outstanding as of June 30, 2014 and December 31, 2013, respectively. The loan bears an annual interest rate of 7.0%. The total principal and cumulative interest are due upon maturity of the loan on July 5, 2015. The fair value of related party transactions, including note payable to majority shareholder, cannot be determined based upon the related party nature of the transaction.

Borrowings under Revolving Line of Credit – The Company’s outstanding borrowings under the line of credit with TD Bank had a carrying value of $1,215,000 and $1,015,000 as of June 30, 2014 and December 31, 2013, respectively. The fair value of the outstanding borrowings under the line of credit with TD Bank approximated the carrying value at June 30, 2014 and December 31, 2013, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Notes Payable-Other – Notes payable-other consists of fixed rate term loans from TD Bank, Santander Bank, Bank Direct Capital Finance, auto loans and promissory notes from prior acquisitions.

The fixed interest-bearing term loans payable to Santander Bank and Bank Direct Capital Finance had an aggregate carrying value of $15,568 and $11,667 as of June 30, 2014 and December 31, 2013, respectively. Collectively, the fair value of these term loans was approximately $15,652 and $11,801 at June 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the term loans was determined based on internally-developed valuations that use current interest rates in developing a present value of these term loans. The outstanding fixed interest bearing auto loans had a carrying value of $7,472 and $13,279 as of June 30, 2014 and December 31, 2013, respectively. The fair value of these auto loans was approximately $6,693 and $12,485 at June 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the auto loans was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable.

The Company issued fixed interest-bearing notes payable to the former owners of UPMS, GNet, MM, Metro Medical and Sonix Medical Technologies, Inc. The aggregate carrying value of these notes payable was $755,807 and $1,316,746 at June 30, 2014 and December 31, 2013, respectively. Collectively, the fair value of these notes payable was approximately $756,632 and $1,325,022 at June 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the notes payable to the former owners of businesses acquired was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable.

Convertible Note – The Company issued a fixed interest bearing convertible promissory note to an accredited investor on September 23, 2013. The carrying value of the convertible promissory note was $495,963 and $472,429 at June 30, 2014 and December 31, 2013, respectively. The fair value of the convertible promissory note was approximately $496,422 and $473,042 at June 30, 2014 and December, 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on internally-developed valuations that use current interest rates in developing a present value of the convertible note.

Financial instruments measured at fair value on a recurring basis:

The automatic conversion feature for the convertible promissory note is measured at fair value on a recurring basis. The fair value of the automatic conversion feature has been estimated at $40,063 and $38,142 at June 30, 2014 and December 31, 2013, respectively, with the decrease in value recorded in the statement of operations as other expense. The fair value of automatic conversion feature of the promissory note is measured using Level 3 inputs based on internally-developed valuations that use current interest rates and assumptions about the timing of the Company’s IPO.

15.	Accumulated OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance - January 1, 2014	$(187,354)	$(187,354)
Other comprehensive income during the period	117,029	117,029
Balance - June 30, 2014	$(70,325)	$(70,325)

16.	Subsequent events

On July 22, 2014, the Company’s registration statement on Form S-1 was declared effective by the SEC, and on July 23, 2014, the Company sold 4,080,000 shares of common stock to the public at $5.00 per share in its IPO. The common stock began trading on the NASDAQ Capital Market under the ticker symbol “MTBC.”

On July 28, 2014, the Company received the proceeds of the IPO and consummated the acquisition of the assets of three Acquired Businesses. The aggregate purchase price for the Acquired Businesses amounted to approximately $17.5 million based on the IPO price of $3.89 per share, consisting of cash in the amount of approximately $11.3 million, and 1,684,096 shares of common stock with a fair value of approximately $6.2 million based on the IPO price, subject to subsequent adjustments.

With respect to Omni, following the closing date an upward purchase price adjustment may be made to the cash consideration payable to Omni with respect to revenue from new customers who executed one-year contracts prior to the closing, in an amount not to exceed the revenues generated by Omni during the 12 month period preceding the closing from customers that are not in good standing as of the closing date. In no event will the adjustment amount to more than 5% of the purchase price.

The Company has recorded its preliminary accounting for this acquisition in accordance with accounting guidance on business combinations. Based on our experience with our prior acquisitions, the Company believes that the primary intangible assets of value will be customer contracts and customer relationships and non-compete agreements. Our preliminary estimates show that the acquisitions will result in a portion of each purchase price allocated to goodwill due to the following: (i) the Acquired Businesses are being purchased at higher multiples to their trailing revenues, (ii) more employees of each Acquired Business will be retained following the acquisitions as compared to acquisitions completed in prior years and (iii) a higher weighted average cost of capital reflecting the increased cost of capital implied by the lower IPO price.

For the three Acquired Businesses, management has made a preliminary fair value estimate of the tangible and intangible assets acquired and liabilities assumed. The preliminary fair value adjustment to equity is based on our estimate of revenues at the time of acquisition and our estimate of customer retention rates, which drive the contingent portion of the purchase price, as discussed further below. These preliminary fair value estimates will differ from the final valuation, once we have received the valuation report of a third-party specialist; and this difference could be material.

The Company recorded $73,394 and $138,988 of acquisition-related costs for the three and six months ended June 30, 2014, respectively, which are included in the condensed consolidated statements of operations within general and administrative expenses.

The purchase price of the acquisitions has been preliminarily allocated to the net tangible and definite-lived intangible assets acquired (customer contracts and relationships and covenants not to compete) with the remainder recorded as goodwill on the basis of estimated fair values. The preliminary allocation is presented in the table below. The accounting for the acquisition of the Acquired Business is incomplete as of the date of this filing, pending review of the closing balance sheets of the Acquired Business and receipt of the report of a third-party valuation specialist that will assist the Company in valuing the acquired assets.

Preliminary Purchase Price Allocation				Total Acquired
	Omni	Practicare	CastleRock	Businesses
	(in thousands)
Cash consideration	$6,554	$2,394	$2,339	$11,287
Common stock	4,018	1,138	1,395	6,551
Fair value adjustment	(106)	(177)	(19)	(302)
Net common stock	3,912	961	1,376	6,249
Total purchase price	$10,466	$3,355	$3,715	$17,536
Net tangible assets acquired	$156	$100	$10	$266
Intangible assets	6,807	2,506	2,779	12,092
Goodwill	3,503	749	926	5,178
Total preliminary purchase price allocation	$10,466	$3,355	$3,715	$17,536

The pro forma information below represents condensed consolidated results of operations as if the acquisition of Metro Medical and the Acquired Businesses all occurred on January 1, 2013. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred at January 1, 2013, nor is it necessarily indicative of future results.

Pro Forma with Acquired Businesses	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenue	$7,760,782	$8,266,878	$15,250,042	$16,350,666
Net Income (loss)	(110,621)	(367,854)	(553,650)	(876,369)
Net loss per share	$(0.02)	$(0.07)	$(0.11)	$(0.17)

On August 14, 2014 the Company repaid the entire $1,215,000 outstanding balance on its revolving line of credit with TD Bank.

Item 2.          Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases are used to identify forward-looking statements in this presentation. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, those set forth in our prospectus dated July 22, 2014, filed with the SEC on July 23, 2014, under the heading, “Risk Factors” and as set forth below in this Quarterly Report on Form 10-Q under Part II, Item 1A, “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.

All references to “MTBC,” “Medical Transcription Billing, Corp.,” “we,” “us,” “our” or the “Company” mean Medical Transcription Billing, Corp. and its subsidiaries, except where it is made clear that the term means only the parent company.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,000 people in Pakistan, where we believe labor costs are approximately one-half the cost of comparable India-based employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges, including the Affordable Care Act, on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

•	Practice management software and related tools, which facilitate the day-to-day operation of a medical practice;
•	Electronic health records (or EHR) , which are easy to use, highly ranked, and allow our customers to reduce paperwork and qualify for government incentives;
•	Revenue cycle management (or RCM) services, which include end-to-end medical billing, analytics, and related services; and
•	Mobile Health (or mHealth) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

Adoption of our solutions requires only a modest upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues is based on a percentage of our clients' collections. The standard fee for our complete, integrated, end-to-end solution is 5% of a practice’s healthcare-related revenues plus a one-time setup fee, and is among the lowest in the industry.

Our growth strategy involves two approaches: acquiring smaller RCM companies and then migrating the customers of those companies to our solutions, as well as partnering with EHR and other vendors that lack an integrated solution and integrating our solutions with their offerings. The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

We believe we will also be able to accelerate organic growth by partnering with industry participants, utilizing them as channel partners to offer integrated solutions to their customers. We have recently entered into arrangements with industry participants from which we expect to begin to derive revenue starting in the mid-2014, including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We are in the midst of developing application interfaces with two EHR systems as well as a provider of paper-based clinical forms to create integrated offerings.

Our Pakistan operations accounted for approximately 53% of total expenses for the six months ended June 30, 2013 and 50% of expenses for the six months ended June 30, 2014. A significant portion of those expenses were personnel-related costs (approximately 73% for the six months ended June 30, 2013 and 77% for the six months ended June 30, 2014). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we acquired, including Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc. (the “Acquired Businesses,”) use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management, including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share, are non-GAAP financial measures which we believe better enable management and investors to analyze and compare the underlying business results from period to period.

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with accounting principle generally accepted in the United States of America (“GAAP.”) Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non-GAAP financial measures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures.

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;

•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect foreign currency gains and losses, whether realized or unrealized, asset impairment charges or other expenses;
•	Adjusted EBITDA does not reflect the value of stock-based compensation expenses;
•	Adjusted EBITDA does not reflect non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures; and
•	Adjusted EBITDA does not reflect nonrecurring transaction or acquisition-related costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts

The following table shows our reconciliation of GAAP net loss to Adjusted EBITDA for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total Revenue	$2,612,202	$2,304,913	$5,185,679	$4,542,233

GAAP net loss	$(289,401)	$(87,462)	$(673,073)	$(75,604)

Benefit for income taxes	(128,800)	(37,312)	(316,663)	(32,527)
Net interest expense	47,332	25,331	97,056	47,143
Other expenses (income) - net	(17,731)	(58,546)	182,154	(95,746)
Stock-based compensation expense	62,154	-	62,154	-
Depreciation and amortization	271,078	181,726	541,121	364,207
Nonrecurring transaction costs	73,394	143,734	138,988	143,734
Adjusted EBITDA	$18,026	$167,471	$31,737	$351,207

Adjusted EBITDA Margin	0.7%	7.3%	0.6%	7.7%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, asset impairment charges or other expenses;
•	Adjusted Net Income does not reflect the value of stock-based compensation expenses;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect nonrecurring transaction or acquisition-related costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts

The following tables shows our reconciliation of Net Income (Loss) to Adjusted Net Income for the three and six month periods ended June 30, 2014 compared to the three and six month periods ended June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP net loss	$(289,401)	$(87,462)	$(673,073)	$(75,604)

Other expense (income) - net	(17,731)	(58,546)	182,154	(95,746)
Stock-based compensation expense	62,154	-	62,154	-
Amortization of purchased intangible assets	214,309	119,547	430,898	239,093
Nonrecurring transaction costs	73,394	143,734	138,988	143,734
Tax effect	(107,542)	(55,933)	(265,916)	(78,431)
Non-GAAP Adjusted Net Income	$(64,817)	$61,340	$(124,795)	$133,046

Weighted average shares - diluted	5,101,770	5,101,770	5,101,770	5,101,770

Non-GAAP Adjusted Net Income per Diluted Share	$(0.01)	$0.01	$(0.02)	$0.03

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
GAAP net loss per share	$(0.06)	$(0.02)	$(0.13)	$(0.01)

Other expense (income) - net	(0.00)	(0.01)	0.04	(0.02)
Stock-based compensation expense	0.01	-	0.01	-
Amortization of purchased intangible assets	0.04	0.02	0.08	0.05
Nonrecurring transaction costs	0.01	0.03	0.03	0.03
Tax effect	(0.01)	(0.01)	(0.05)	(0.02)
Non-GAAP Adjusted Net Income per Diluted Share	$(0.01)	$0.01	$(0.02)	$0.03

Weighted average shares - diluted	5,101,770	5,101,770	5,101,770	5,101,770

Key Metrics

In addition to the line items in our financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess market share trends and working capital needs. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 90% of our revenue for the year ended December 31, 2013 and the six months ended June 30, 2014.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate is 98% for the twelve months ended June 30, 2014, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 96% for the twelve months ended June 30, 2014.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 33 days for primary care and 36 days for combined specialties for the twelve months ended June 30, 2014, as compared to the national average of 38, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices. Higher first pass resolution rates and effective follow-up helped us to achieve this rate, which reduces our customers’ collection cycle of claims, leading to increased revenue and customer satisfaction.

Customer Renewal Rate. Our customer renewal rate measures the percentage of our clients who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. The renewal rate for our PracticePro customers for 2012 and 2013 was 85% each year. The renewal rate for our customers who are also users of our EHR for 2012 and 2013 was 90% each year. The renewal rate for our customers who are meaningful users (i.e., those who successfully attested for meaningful use and earned a bonus) of our EHR for 2012 and 2013 was at least 95% each year. The percentage of our revenue we generated during the years ended December 31, 2012 and 2013 which came from (i) PracticePro clients, was 90% in each year, (ii) all users of our EHR, was 49% and 50%, respectively, and (iii) from meaningful users of our EHR, was 25%, and 27% respectively.

Providers and Practices Served. As of June 30, 2014, without giving effect to the acquisition of the Acquired Businesses, we served approximately 975 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 411 practices.

Sources of Revenue

Revenue: We derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive PracticePro product suite. These payments accounted for approximately 88% of our revenues during the three and six months ended June 30, 2013 and approximately 90% of our revenues during the three and six months ended June 30, 2014. Accordingly, key drivers of our revenue include growth in the number of providers using PracticePro, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services.

Operating Expenses

Direct Operating Cost. Direct operating costs consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations. Our Pakistan operations accounted for approximately 63% and 62% of direct operating cost for the six months ended June 30, 2013 and 2014, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses. These have been relatively low in the past (under 3% of our revenue), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, going forward, we intend to invest in marketing, business development and sales resources to expand our market share, building on our existing customer base. As a result, we expect that sales and marketing expenses will increase as a percentage of revenue in the future.

Research and Development Expense. Research and development expense consists primarily of personnel-related costs and third-party contractor costs. Because we incorporate our technology into our services as soon as technological feasibility is established, such costs are currently expensed as incurred. We expect our research and development expense to increase in the future in absolute terms but decrease as a percentage of revenue. Consistent with our growth plans, we are hiring developers, analysts and project managers in an effort to streamline our operational processes and further develop our products. We believe that the continued automation of our workflow will lead to an increase in our revenue through the efficient submission of insurance claims for our customers as well as a reduction in our operating costs.

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. We expect that general and administrative expense will increase in absolute terms for the foreseeable future as we incur additional expense inherent in becoming a publicly-traded company, including increased legal fees, accounting fees, and investor relations costs. Our Pakistan office accounted for approximately 46% and 45% of general and administrative expenses in the six months ended June 30, 2013 and 2014, respectively. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues as revenues increase.

Depreciation and Amortization Expense. Depreciation expense is charged using the straight-line method over the estimated lives of the assets ranging from three to five years. Depreciation for computers is calculated over three years, while remaining assets (except leasehold improvements) are depreciated over five years. Leasehold improvements are depreciated over the lesser of the lease term or the economic life of those assets.

Amortization expense is charged on a straight-line basis over a period of three years for intangible assets acquired in connection with acquisitions, including customer contracts and relationships and covenants not to compete, as well as purchased software. We concluded that three years reflects the period during which the economic benefits are expected to be realized, and that the straight-line method is appropriate as the majority of the cash flows are expected to be recognized ratably over that period without significant degradation.

Our acquisition of Metro Medical during 2013 added $1,156,000 of intangibles to our balance sheet, resulting in additional amortization of $192,667 for the first six months of 2014 compared to the first six months of 2013.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income on investments. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $81,288 of other income and $183,976 of other expense in the first six months of 2013 and 2014, respectively.

Income Tax. In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that the accounting policies are those policies that involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. For a more detailed discussion of our critical accounting policies, please refer to our prospectus dated July 22, 2014, filed with the SEC on July 23, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five-step principles based process to determine the timing and amount of revenue ultimately expected to be received by the customer. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal 2018 with either retrospective or modified retrospective treatment applied, the Company is currently evaluating the impact that this may have on the condensed consolidated financial statements upon implementation.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	42.6%	39.8%	43.7%	40.6%
Selling and marketing	1.7%	2.1%	2.2%	2.6%
General and administrative	55.4%	52.8%	52.7%	47.9%
Research and development	4.8%	4.3%	4.7%	4.3%
Depreciation and amortization	10.4%	7.9%	10.4%	8.0%
Total operating expenses	114.9%	106.9%	113.7%	103.4%

Operating loss	(14.9)%	(6.9)%	(13.7)%	(3.4)%

Interest expense — net	1.8%	1.1%	1.9%	1.0%
Other income — net	0.7%	2.5%	(3.5)%	2.1%
Loss before benefit for income taxes	(16.0)%	(5.5)%	(19.1)%	(2.3)%
Income tax benefit	(4.9)%	(1.6)%	(6.1)%	(0.7)%
Net loss	(11.1)%	(3.9)%	(13.0)%	(1.6)%

Comparison of the Three and Six Months ended June 31, 2013 and 2014

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues	$2,612,202	$2,304,913	$307,289	13%	$5,185,679	$4,542,233	$643,446	14%

Revenue. Total revenue of $2.6 million and $5.2 million for the three months and six months ended June 30, 2014 increased by $307,000 or 13% and $643,000 or 14% from revenue of $2.3 million and $4.5 million for the three and six months ended June 30, 2013, respectively. Total revenue for the three and six months ended June 30, 2014 included $578,000 and $1.2 million of revenue, respectively, from customers we acquired from Metro Medical on June 30, 2013. The acquired customers from Metro Medical were the primary source of new revenue during the first six months of 2014, more than offsetting decreased revenues resulting from the loss of existing customers.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Direct operating costs	$1,111,691	$916,674	$195,017	21%	$2,264,326	$1,844,019	$420,307	23%
Selling and marketing	44,837	49,015	(4,178)	(9)%	114,858	119,582	(4,724)	(4)%
General and administrative	1,447,083	1,216,515	230,568	19%	2,733,359	2,174,815	558,544	26%
Research and development	126,113	98,972	27,141	27%	242,541	196,344	46,197	24%
Depreciation	55,374	51,983	3,391	7%	106,483	103,730	2,754	3%
Amortization	215,704	129,743	85,961	66%	434,638	260,477	174,161	67%
Total operating expenses	$3,000,802	$2,462,902	$537,900	22%	$5,896,205	$4,698,967	$1,197,239	25%

Direct Operating Costs. Direct operating costs of $1.1 million and $2.3 million for the three months and six months ended June 30, 2014, respectively, increased by $195,000 or 21% and $420,000 or 23% from direct operating costs of $917,000 and $1.8 million for the three and six months ended June 30, 2013, respectively. Salary cost in the U.S. increased by $65,000 or 43% for the three months ended June 30, 2014 and by $193,000 or 56% for the six months ended June 30, 2014 due to the addition of eight and six U.S. employees, respectively, from the acquisition of Metro Medical on June 30, 2013, who are classified in direct operating costs. Salary cost in Pakistan increased by $132,000 or 25% for the three months ended June 30, 2014 and by $234,000 or 22% for the six months ended June 30, 2014~~,~~ as a result of the addition of 105 employees in Pakistan who were hired primarily to service customers of Metro Medical and in preparation to begin servicing customers of the Acquired Businesses.

Selling and Marketing Expense. Selling and marketing expense of $45,000 and $115,000 for the three and six months ended June 30, 2014, respectively, decreased by $4,000 or 9% and $5,000 or 4% from selling and marketing expense of $49,000 and $120,000 for the three and six months ended June 30, 2013, respectively, as the Company focused its efforts on the pending IPO.

General and Administrative Expense. General and administrative expense of $1.4 million and $2.7 million for the three and six months ended June 30, 2014, respectively, increased by $231,000 or 19% and $559,000 or 26% from general and administrative expense of $1.2 million and $2.2 million for the three and six months ended June 30, 2013, respectively, with additional expenses incurred in connection with the IPO and the acquisition of the Acquired Businesses, as well as additional general and administrative expenses incurred in connection with the acquisition of Metro Medical on June 30, 2013. Salary expense in the U.S. increased by $110,000 or 54% for the three months ended June 30, 2014 and by $202,000 or 51% for the six months ended June 30, 2014. Salary expense in Pakistan increased by $98,000 or 35% for the three months ended June 30, 2014 and by $186,000 or 35% for the six months ended June 30, 2014, as a result of the addition of 47 administrative employees in Pakistan. Legal and professional fees increased by $19,000 or 8% for the three months ended June 30, 2014 and by $81,000 or 30% for the six months ended June 30, 2014, primarily due to pending acquisitions of the Acquired Businesses.

Research and Development Expense. Research and development expense of $126,000 and $242,000 for the three months and six months ended June 30, 2014, respectively, increased by $27,000 or 27% and $46,000 or 24% from research and development expense of $99,000 and $196,000 for the three and six months ended June 30, 2013, respectively, as a result of the addition of nine employees in Pakistan engaged in research and development activities.

Depreciation. Depreciation of $55,000 and $106,000 for the three months and six months ended June 30, 2014, respectively, were essentially flat with depreciation of $52,000 and $104,000 for the three and six months ended June 30, 2013, respectively.

Amortization Expense. Amortization expense of $216,000 and $435,000 for the three months and six months ended June 30, 2014, respectively, increased by $86,000 or 66% and $174,000 or 67% from amortization expense of $130,000 and $260,000 for the three and six months ended June 30, 2013, respectively. This increase resulted from our intangible assets acquired in connection with our acquisition of Metro Medical on June 30, 2013, which are being amortized over three years.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Interest income	$4,116	$5,685	$(1,569)	(28)%	$7,105	$13,721	$(6,616)	(48)%
Interest expense	(51,448)	(31,016)	(20,432)	66%	(104,161)	(60,864)	(43,297)	71%
Other income (expense) - net	17,731	58,546	(40,815)	(70)%	(182,154)	95,746	(277,900)	(290)%
Income tax benefit	(128,800)	(37,312)	(91,488)	245%	(316,663)	(32,527)	(284,136)	874%

Interest Income. Interest income of $4,000 and $7,000 for the three months and six months ended June 30, 2014, respectively, decreased by $2,000 or 28% and $7,000 or 48% from interest income of $6,000 and $14,000 for the three and six months ended June 30, 2013, respectively, due to lower late payment fees from customers.

Interest Expense. Interest expense of $51,000 and $104,000 for the three months and six months ended June 30, 2014, respectively, decreased by $20,000 or 66% and $43,000 or 71% from interest expense of $31,000 and $61,000 for the three and six months ended June 30, 2013, respectively. This increase was primarily due to interest on the loan from our founder and majority shareholder, which was used to cover the initial public offering and acquisition expenses.

Other Income (expense) -- net. Other income-net of $18,000 for the three months ended June 30, 2014 decreased by $41,000 or 70% from other income-net of $59,000 for the three months ended June 30, 2013. Other expense net was $182,000 for the six months ended June 30, 2014 compared to other income-net of $96,000 for the six months ended June 30, 2013. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 9% from July 1, 2013 to December 31, 2013 followed by a decline of 8% from January 1, 2014 to March 31, 2014 and a 2% increase from April 1, 2014 to June 30, 2014 caused an exchange loss of $203,000 for the three months ended March 31, 2014 followed by an exchange gain of $19,000 for the three months ended June 30, 2014, resulting in an exchange loss of $184,000 for the six months ended June 30, 2014. This compared to an exchange gain of $56,000 and $81,000 for the three months and six months ended June 30, 2013, respectively.

Income Tax Benefit. There was a $129,000 and $317,000 benefit for income taxes for the three months and six months ended June 30, 2014, respectively, compared to $37,000 and $32,000 for the three and six months ended June 30, 2013, respectively. The pre-tax loss increased from $125,000 and $108,000 for the three months and six months ended June 30, 2013 to $418,000 and $989,000 for the three and six months ended June 30, 2014, respectively.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods presented.

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$101,863	$288,618
Net cash used in investing activities	(103,847)	(396,142)
Net cash (used in) provided by financing activities	(446,788)	387,310
Effect of exchange rate changes on cash	(16,651)	(64,510)
Net (decrease) increase in cash	(465,423)	215,276

Because we completed our initial public offering in July, 2014, which provided us with approximately $4.3 million in additional cash after giving effect to the underwriter’s discount, offering expenses, and cash used to fund the purchase of the Acquired Businesses, we believe that our liquidity and cash position as of June 30, 2014 is no longer meaningful. Prior to our IPO, our operations were funded primarily by loans from our founder and principal stockholder, borrowings from commercial lenders and cash flow from operations. We believe the cash provided by the IPO plus our cash flow from operations, will be sufficient to meet our working capital, capital expenditures and acquisition financing requirements for at least the next 12 months.

In addition, although the IPO provided us with sufficient funding to continue as a going concern for the foreseeable future, in order for us to grow and successfully execute our business plan, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available in the form of equity, existing stockholders may see their percentage ownership diluted. Failure to obtain financing when needed may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Operating Activities

Cash provided from operating activities was $102,000 during the six months ended June 30, 2014, down $187,000 from $289,000 during the six months ended June 30, 2013. The net loss increased by $597,000 in part because operating expenses grew $377,000 faster than revenue during the six months ended June 30, 2014. This was partly due to additional general and administrative expenses, such as the salary cost of a Chief Financial Officer (which we did not have during the six months ending June 30, 2013), incremental facilities expense resulting from the acquisition of Metro Medical on June 30, 2013, expenses related to the IPO and incremental spending in preparation for the three acquisitions completed in July 2014, a foreign exchange loss of $221,000 compared with a gain of $88,000 in the six months ended June 30, 2013, and an increase of $177,000 in non-cash adjustments of depreciation and amortization. Accounts receivable decreased by $185,000, compared with a reduction in accounts receivable of $132,000 in the six months ended June 30, 2013. Accounts payable and other liabilities grew by $209,000, compared with a decrease of $24,000 in the six months ended June 30, 2013.

Investing Activities

We have grown through acquisitions, and historically have structured acquisitions in a way that minimizes upfront cash outlays and relies primarily on promissory notes payable to the sellers. The acquisition of the Acquired Businesses was financed with a combination of cash and stock, issued upon the closing of the IPO.

After completion of each acquisition, we have generally restructured operations of the acquired company, reducing costs by shifting labor costs from the U.S. to Pakistan. This has allowed us to minimize the cash used in investing activities and provides us with financing largely serviced by cash flow from the businesses acquired. We anticipate that there will be additional opportunities to acquire similar businesses in the future, and management will evaluate each opportunity for future profitability and cash flow potential. Future acquisitions may be financed by a combination of equity, debt, promissory notes issued to the sellers and/or cash on hand. There is no assurance that we will be able to achieve the same level of cost savings in the future or do so as quickly as we have in the past.

Cash used in investing activities during the six months ended June 30, 2014 was $104,000, a decrease of $292,000 compared to $396,000 during the six months ended June 30, 2013. Capital expenditures during the six months ended June 30, 2014 were $102,000, a decrease of $14,000 compared to $116,000 during the six months ended June 30, 2013. We made $1,500 of advances to a contractor working on the expansion of our backup facility in Pakistan, which is owned by our founder and principal stockholder and leased to MTBC, during the six months ended June 30, 2014. We received $200,000 of repayment of advances to our founder and principal stockholder in the six months ended June 30, 2013. Effective with the closing of our IPO, we adopted policies that govern related party transactions.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2014 was $447,000, compared to $387,000 of cash provided by financing activities in the six months ended June 30, 2013. During the six months ended June 30, 2014, there was a $124,000 increase in net repayments on notes payable. We borrowed $1,000,000 in the six months ended June 30, 2013, as well as a net of $50,000 in the six months ended June 30, 2014, from our founder and principal stockholder, which was used to finance costs related to the IPO and to make payments related to our 2012 acquisitions. We borrowed a net additional $200,000 under our line of credit with TD Bank during the six months ended June 30, 2014, compared to net borrowings of $104,000 under our line of credit in the six months ended June 30, 2013. Average monthly borrowings from the line of credit were $183,000 in the six months ended June 30, 2014 compared to $21,000 in the six months ended June 30, 2013.

We have a $1.2 million revolving line of credit which renews annually at the option of the lender, and currently matures on November 29, 2014. The line was fully drawn as of June 30, 2014, and was fully repaid in August, 2014. We are in discussions with the lender and other lenders to extend and increase this line of credit, but there can be no assurance that we will be successful in this regard.

We borrowed a net of $736,000 from our majority shareholder during 2013 plus an additional $50,000 during the six months ended June 30, 2014, which were used to finance IPO-related costs.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit, and notes issued in connection with our previous acquisitions. We also maintain operating leases for property and certain office equipment. There have been no other significant developments with respect to our contractual obligations since December 31, 2013. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s prospectus dated July 22, 2014, filed with the SEC on July 23, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2013 and 2014 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign currency exchange risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Pakistan rupee. None of our consolidated revenues are earned outside the United States. In the six months ended June 30, 2014 and 2013, 51% and 53%, respectively, of our total expenses occurred in our subsidiary in Pakistan and were incurred in Pakistan rupees. Fluctuations in currency exchange rates could harm our business in the future. Because a significant portion of our expenses is incurred outside the United States but our revenue is denominated in U.S. dollars, a 10% adverse change in foreign exchange rates would have a 5% adverse impact on our costs, which would cause our margins to differ materially from expectations.

As our scale grows, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. To date, we have not entered into any foreign currency hedging contracts, and we have no immediate plans to do so in the near future.

Liquidity risk. As of December 31, 2013 we held approximately $440,000 of cash in a bank in Pakistan and we held approximately $1,200 of cash in this bank on June 30, 2014. The banking system in Pakistan does not provide deposit insurance coverage. We generally wire funds to Pakistan from the U.S. near the end of each month to be used for payroll and other operating expenses in the following month, with the payroll payments being made by our Pakistani subsidiary in the first week of such month.

We have a transfer pricing agreement with our Pakistani subsidiary, and our Pakistani subsidiary is required under applicable law to generate an arms-length profit. Accordingly, monthly payments due from us to our Pakistani subsidiary for the services it provides to us are in an amount sufficient for it to generate a profit. However, our actual payments to our Pakistani subsidiary for these services are in a lesser amount, which covers just the actual costs incurred by our subsidiary. The excess amount owed by us but not paid to our Pakistani subsidiary is treated as a dividend from the Pakistani subsidiary to us. Accordingly, we record a current tax liability on our financial statements to cover U.S. taxes on that dividend. We plan to repatriate all earnings and profits generated by our Pakistani subsidiary. Therefore, we recognize a deferred tax liability on the cumulative balance of earnings and profits, as reduced by the amount treated as a dividend, at the federal tax rate.

Impact of inflation. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. To date, inflationary pressures experienced by our operations in Pakistan, which are funded by revenues we generate in the U.S., have been offset by declines in the Pakistan rupee to U.S. dollar exchange rate. However, if our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weaknesses in our internal control related to the lack of sufficient personnel and processes to adequately and timely record certain complex financial transactions and the use of an accounting system which lacks the level of controls necessary for a public company. Management’s remediation efforts will include the hiring of additional accounting personnel, upgrading our accounting system with multi-company and multi-currency capabilities, and implementing additional controls. Remediation efforts are expected to continue through the next several quarterly periods until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is currently integrating its business processes and information systems with those of the Acquired Businesses, including evaluating and enhancing the internal controls of all companies. This work commenced upon the closing of the acquisitions on July 28, 2014 and will continue throughout calendar year 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

Item 1A. Risk Factors

The risks described in "Risk Factors," in the final prospectus that we filed with the Securities and Exchange Commission on July 23, 2014 in connection with our IPO could materially and adversely affect our business, financial condition and results of operations. You should carefully review those risk factors in evaluating our business. These risk factors do not identify all risks that we face, and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Sale of Unregistered Sales of Equity Securities

On April 4, 2014 we granted 217,500 Restricted Stock Units (RSUs) to our named executive officers and members of our Board of Directors under our 2014 Equity Incentive Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

(b)   Use of Proceeds from Public Offering of Common Stock

On July 28 2014, we closed our initial public offering, in which we sold 4,080,000 shares of common stock at a price to the public of $5.00 per share. The aggregate offering price for shares sold in the offering was $20.4 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192989), which was declared effective by the SEC on July 22, 2014. The offering commenced July 23, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Chardan Capital Markets, LLC, Aegis Capital Corp. and Summer Street Research Partners acted as joint book running managers for the offering. We raised approximately $15.6 million in net proceeds from the offering, after deducting underwriter discounts of approximately $1.4 million and other offering expenses, including the brokerage fees on the purchase of the Acquired Businesses, of approximately $3.4 million.

On July 28, 2014, upon receipt of funds from our IPO, we purchased the assets of three independent revenue cycle management companies, Omni Medical Billing Services, LLC, Practicare Medical Management, Inc., and CastleRock Solutions, Inc. for approximately $11.3 million in cash and 1.7 million shares of common stock, on terms disclosed in the Company's final prospectus.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 23, 2014 pursuant to Rule 424(b). Other than repayments of indebtedness in the amount of $165,000 to Mahmud Haq, our principal stockholder and Chief Executive Officer, and payment of a cash bonus of $115,000 to Stephen Snyder, our President, no direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect and as corrected
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a)and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.§1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.§1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*           The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board
and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Date: August 28, 2014

