Form 10-Q
period 2014-09-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2014-11-12
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

At November 10, 2014, the registrant had 10,999,133 shares of common stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$2,493,652	$497,944
Accounts receivable - net of allowance for doubtful accounts of $115,831 and $58,183 at September 30, 2014 and December 31, 2013, respectively	3,050,043	1,009,416
Current assets - related party	13,200	23,840
Prepaid expenses	351,730	49,660
Other current assets	516,935	165,018
Deferred income taxes	-	41,829
Total current assets	6,425,560	1,787,707

PROPERTY AND EQUIPMENT - Net	1,001,377	505,344
INTANGIBLE ASSETS - Net	9,990,222	1,534,780
GOODWILL	7,977,158	344,000
OTHER ASSETS	46,331	1,600,783
TOTAL ASSETS	$25,440,648	$5,772,614
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,139,428	$200,469
Accrued compensation	872,866	207,545
Accrued expenses	805,180	477,351
Accrued IPO costs	-	430,125
Deferred rent	6,688	11,667
Deferred revenue	41,987	56,686
Accrued liability to related party	127,859	93,596
Borrowings under line of credit	1,200,000	1,015,000
Note payable - related party	470,089	-
Notes payable - other (current portion)	839,918	916,104
Total current liabilities	5,504,015	3,408,543
NOTES PAYABLE
Note payable - related party	-	735,680
Notes payable - other	28,422	425,587
Note payable - convertible note	-	472,429
	28,422	1,633,696
OTHER LONG-TERM LIABILITIES	-	38,142
DEFERRED RENT	543,904	519,000
DEFERRED REVENUE	43,596	54,736
Total liabilities	6,119,937	5,654,117
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 10,999,133 shares at September 30, 2014 and 5,101,770 shares at December 31, 2013	11,000	5,102
Additional paid-in capital	23,475,868	251,628
(Accumulated deficit) retained earnings	(3,889,591)	49,121
Accumulated other comprehensive loss	(276,566)	(187,354)
Total shareholders' equity	19,320,711	118,497
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,440,648	$5,772,614

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET REVENUE	$6,012,867	$2,946,945	$11,198,546	$7,489,178
OPERATING EXPENSES:
Direct operating costs	3,671,029	1,337,302	5,934,319	3,186,566
Selling and marketing	54,825	64,758	169,660	184,075
General and administrative	3,709,838	1,355,717	6,441,603	3,537,003
Research and development	154,063	94,537	396,482	290,878
Depreciation and amortization	1,252,188	311,321	1,793,289	675,415
Total operating expenses	8,841,943	3,163,635	14,735,353	7,873,937
Operating loss	(2,829,076)	(216,690)	(3,536,807)	(384,759)
OTHER:
Interest income	7,943	5,647	15,039	19,355
Interest expense	(46,686)	(43,457)	(150,847)	(104,308)
Other income (expense) - net	76,271	134,915	(108,662)	235,857
LOSS BEFORE INCOME TAXES	(2,791,548)	(119,585)	(3,781,277)	(233,855)
INCOME TAX PROVISION	474,091	18,437	157,435	34,180
NET LOSS	$(3,265,639)	$(138,022)	$(3,938,712)	$(268,035)
NET LOSS PER SHARE
Basic and diluted loss per share	$(0.35)	$(0.03)	$(0.61)	$(0.05)
Weighted-average basic and diluted shares outstanding	9,260,534	5,101,770	6,503,258	5,101,770

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET LOSS	$(3,265,639)	$(138,022)	$(3,938,712)	$(268,035)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(124,584)	(71,018)	52,733	(121,408)
COMPREHENSIVE LOSS	$(3,390,223)	$(209,040)	$(3,885,979)	$(389,443)

(a) Net of taxes of $47,345 and $80,939 for the three and nine months ended September 30, 2013, respectively. No tax effect has been recorded in 2014 as the Company recorded a valuation allowance on its foreign currency translation adjustment of $81,657 and $141,945 for the three and nine months ended September 30, 2014.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 ( UNAUDITED)

	Common Stock			Retained earnings		Total
	Shares	Amount	Additional paid- in capital	(Accumulated deficit)	Accumulated other comprehensive loss	shareholders' equity
Balance- January 1, 2014	5,101,770	$5,102	$251,628	$49,121	$(187,354)	$118,497
Net (loss)	-	-	-	(3,938,712)	-	(3,938,712)
Foreign currency translation adjustment	-	-	-	-	52,733	52,733
Reversal of deferred tax asset related to foreign currency translation adjustment					(141,945)	(141,945)
Issuance of common stock, net of fees and expenses of issuance	4,080,000	4,080	16,280,488	-	-	16,284,568
Shares issued on conversion of note	117,567	118	587,717	-	-	587,835
Shares issued to acquired businesses	1,699,796	1,700	6,218,485	-	-	6,220,185
Stock-based compensation expense	-	-	137,550	-	-	137,550
Balance- September 30, 2014	10,999,133	$11,000	$23,475,868	$(3,889,591)	$(276,566)	$19,320,711

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
OPERATING ACTIVITIES:
Net loss	$(3,938,712)	$(268,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,793,289	675,415
Deferred rent	7,056	21,921
Deferred revenue	(25,839)	66,790
Deferred income taxes	153,364	-
Provision for (recovery of) doubtful accounts	62,451	(34,654)
Foreign exchange loss (gain)	58,164	(278,726)
Gain from reduction in referral fee	(105,523)	-
Interest accretion and other costs on convertible promissory note	77,263	-
Stock-based compensation expense	137,550	-
Other	(13,236)	(12,258)
Changes in operating assets and liabilities:
Accounts receivable	(2,103,074)	(71,309)
Other assets	(187,077)	215,537
Accounts payable and other liabilities	2,059,820	302,620
Net cash (used in) provided by operating activities	(2,024,504)	617,301
INVESTING ACTIVITIES:
Capital expenditures	(571,217)	(165,913)
Advances to related party	(2,463)	(365,000)
Repayment of advances to related party	2,463	280,209
Acquisitions	(11,536,640)	(275,000)
Net cash used in investing activities	(12,107,857)	(525,704)
FINANCING ACTIVITIES:
Proceeds from IPO of common stock, net of costs in 2014 and 2013	17,167,295	(639,274)
Proceeds from note payable to related party	165,000	1,000,000
Repayments of note payable to related party	(430,591)	(110,000)
Repayments of notes payable - other	(958,400)	(589,452)
Proceeds from line of credit	2,685,000	3,162,985
Repayments of line of credit	(2,500,000)	(2,519,302)
Proceeds from notes payable – convertible note	-	500,000
Net cash provided by financing activities	16,128,304	804,957
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(235)	(236,814)
NET INCREASE IN CASH	1,995,708	659,740
CASH - Beginning of the period	497,944	268,323
CASH - End of period	$2,493,652	$928,063
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition through issuance of promissory note	$-	$1,225,000
Acquisitions through issuance of common stock	$6,610,184	$-
Conversion of note to common stock	$587,835	$-
Financed assets	$37,114	$6,401
Purchase of insurance through issuance of note	$486,858	$-
Accrued IPO-related costs	$-	$15,000
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$5,230	$23,339
Interest	$129,857	$100,644

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

Notes to CONDENSED Consolidated Financial Statements
AS OF AND FOR THE THREE and NINE MONTHS ENDED September 30, 2014 and 2013 (UnaUDITED)

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

On July 28, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold 4,080,000 shares of common stock at a price to the public of $5.00 per share, generating net proceeds of $16.3 million. The common stock began trading on the NASDAQ Capital Market under the ticker symbol “MTBC.” Of the net proceeds received from the IPO, $11.4 million was used to fund the cash portion of the purchase price of three revenue cycle management companies, Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc., and pay approximately $600,000 for acquisition costs. See Note 3 for additional information.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by MTBC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Initial Public Offering Costs — Initial public offering costs consist primarily of professional fees, principally of legal and accounting costs, and other costs such as printing and registration costs incurred in connection with the IPO. The Company incurred approximately $4.1 million of costs directly attributable to the IPO, including $1.4 million of underwriting discounts. These costs were offset against the offering proceeds in the Company’s condensed consolidated financial statements for the period ended September 30, 2014.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which contains authoritative guidance that implements a common revenue model that will enhance comparability across industries and require enhanced disclosures. The new standard introduces a five-step principles-based process to determine the timing and amount of revenue ultimately expected to be received by the customer. This amendment will be effective for the Company’s interim and annual consolidated financial statements for the year ended December 31, 2018 with either retrospective or modified retrospective treatment applied. The Company is currently evaluating the impact that this guidance may have on the condensed consolidated financial statements upon implementation. Early adoption is not permitted.

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

3.	ACQUISITIONS

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), and collectively with Omni and Practicare (the “Acquired Businesses”). The Company expects that these acquisitions will add a significant number of clients to the Company’s customer base and similar to other acquisitions, will broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Subsequent to the acquisition, the Company agreed to accept 10% of the cash collected related to July 2014 revenue and pay 10% of the July 2014 expenses for July 2014 for two of the Acquired Businesses and to forego any collections related to July 2014 revenue and pay no expenses related to July 2014 for the remaining Acquired Business.

The aggregate preliminary purchase price for the Acquired Businesses amounted to approximately $17.8 million, based on the common stock price of $3.89 per share, consisting of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO on that date and 1,699,796 shares of common stock with a fair value of approximately $6.2 million based on the common stock price, subject to certain adjustments. Included in the consideration paid is $590,302 of cash and 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements, less a fair value adjustment of $390,000 which reflects the estimated value of shares in escrow which might be forfeited by the Acquired Businesses based on changes in revenue during the 12 months after the acquisitions. The cash escrow will be released 120 days after the acquisitions were completed, unless required to satisfy certain indemnification claims. 254,969 shares will be released to the sellers after six months, 133,703 shares will be released after nine months, and the remaining shares will be released after 12 months, subject to adjustments for changes in revenue.

With respect to Omni, following the closing date an upward purchase price adjustment was made to the cash consideration payable to Omni to pay for the annualized revenue from new customers who executed one-year contracts prior to the closing, instead of the trailing 12 months’ revenue. This resulted in additional consideration of $100,582 and 15,700 shares, which are included in the amounts above.

The difference between the Acquired Businesses’ operating results for the period July 28 through 31, 2014 and the amount of net funds received by the Company from the previous owners for that period was accounted for as additional preliminary purchase price (“Acquired Backlog”). This intangible (approximately $148,000) was fully amortized from the date of acquisition to September 30, 2014. This amortization is included in depreciation and amortization in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Under each purchase agreement, the Company may be required to issue or entitled to cancel shares issued to the Acquired Businesses in the event acquired customer revenues for the 12 months following the close are below or above a specified threshold. In the case of Practicare, the Company may also be required to make an additional cash payment, in the event post-closing revenues from customers acquired exceed a specified threshold.

The adjustments to the consideration for each of the Acquired Businesses will be based on the revenues generated from the acquired customers in the 12 months following the closing, as compared to the revenues generated by each of the Acquired Businesses in the four quarters ended March 31, 2014.

For each of Omni, Practicare and CastleRock, no adjustment will be made unless the variance is greater than 10%, 5% and 20%, respectively.

For each of the Acquired Businesses, the number of shares to be cancelled or issued as applicable will be calculated using a pre-determined formula in each of the purchase agreements.

The preliminary purchase price adjustment discussed above is considered a form of contingent consideration. This contingent consideration arrangement is an equity instrument and it is measured at fair value on the acquisition date and not subsequently remeasured. Any differences between the shares estimated to be issued at acquisition date and the shares ultimately issued will be accounted for within equity. The Company has estimated this amount of contingent consideration to be approximately $390,000 and has recorded this amount as a reduction of equity at September 30, 2014.

As of September 30, 2014, there were no changes in the recognized amounts or range of outcomes for the contingent consideration recognized as a result of the acquisitions.

As part of the acquisitions, the Company entered into short-term employee, office space and equipment customer lease agreements with each of the respective Acquired Businesses. These arrangements allow the Company to utilize certain personnel from the Acquired Businesses, as well as certain space and equipment located at the Acquired Business’ premises for a negotiated period of time.

As of the date of this Quarterly Report on Form 10-Q and in accordance with the terms set forth in the purchase agreements, the preliminary purchase price and purchase price allocation as it relates to the tangible and intangible assets acquired and goodwill have not been finalized. The preliminary purchase price is expected to be finalized by the end of the first quarter in 2015. The following table summarizes the preliminary consideration and the allocation of the purchase price to the net assets acquired:

	Common Stock			Acquired	Contingent	Total
	Shares	Value	Cash	Backlog	Consideration	Consideration
	(in thousands)
Omni	1,049	$4,079	$6,655	$103	$(129)	$10,708
Practicare	292	1,137	2,394	17	(260)	3,288
CastleRock	359	1,395	2,339	28	(1)	3,761
Total	1,700	$6,611	$11,388	$148	$(390)	$17,757

We engaged a third-party valuation specialist to assist the Company in valuing the assets from our acquisition of the Acquired Businesses. The results of the valuation analysis are presented below:

Customer contracts and relationships	$8,943,000
Non-compete agreements	971,000
Tangible assets	61,256
Acquired backlog	148,408
Goodwill	7,633,159
Total purchase consideration	$17,756,823

The weighted average amortization period of the intangible assets is three years.

The fair value of the customer relationships was established using a form of the income approach known as the excess earnings method. Under the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The fair value of the non-compete agreements were determined based on the difference in the expected cash flows for the business with the non-compete agreement in place and without the non-compete agreement in place.

The goodwill is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

The revenue from former customers of Acquired Businesses whose contracts were acquired has been included in the Company’s condensed consolidated statement of operations since the date of acquisition. Revenues of $3,635,033 related to Acquired Businesses are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Transaction-related costs associated with the acquisitions of the Acquired Businesses of $627,136 and $704,638 during the three and nine months ended September 30, 2014, respectively, and $51,175 for the nine months ended September 30, 2013, were expensed as incurred, and included in general and administrative expenses in the condensed consolidated statements of operations.

Metro Medical Management Services Acquisition

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

We engaged a third-party valuation specialist to assist the Company in valuing the assets from our acquisition of Metro Medical. The results of the valuation are presented below:

Customer contracts and relationships	$904,000
Non-compete agreement	252,000
Goodwill	344,000
$1,500,000

The revenue from former customers of Metro Medical whose contracts were acquired has been included in the Company’s statement of operations for each reporting period since the date of acquisition. Revenues of approximately $499,974 and $1,702,662 related to Metro Medical are included in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2014, respectively.

Transaction-related costs associated with the acquisition of Metro Medical of approximately $111,500 and $181,500 during the three and nine months ended September 30, 2013, respectively were expensed as incurred, and included in general and administrative expenses in the condensed consolidated statements of operations.

The pro forma information below represents condensed consolidated results of operations as if the acquisition of the Acquired Businesses occurred on January 1, 2013 and Metro Medical occurred on January 1, 2012. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above respective dates, nor is it necessarily indicative of future results. For Metro Medical and each of the Acquired Businesses, we have identified revenue from customers who cancelled their contracts prior to MTBC’s acquisition of such customers’ contracts. Such revenue is excluded from the pro forma information below, since MTBC did not pay for these customers and will not generate revenues from those customers. The 2014 pro forma net (loss) was adjusted to exclude $29,000 and $134,000, respectively, of acquisition related costs incurred during the three and nine months ended September 30, 2014, respectively. The 2013 pro forma net (loss) for the three and nine months ended September 31, 2013, was adjusted to include these charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenue	$7,359,464	$7,622,033	$22,110,379	$22,357,301
Net (loss)	$(2,776,029)	$(1,629,098)	$(5,246,507)	$(6,011,913)
Net (loss) per share	$(0.30)	$(0.32)	$(0.81)	$(1.18)

4.	Intangible Assets – NET

Intangible assets-net as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
Contracts and relationships acquired	$11,882,988	$2,939,988
Non-compete agreements	1,252,272	281,272
Software purchased	44,348	85,588
Total intangible assets	13,179,608	3,306,848
Less: accumulated amortization	(3,189,386)	(1,772,068)
Intangible assets - net	$9,990,222	$1,534,780

Amortization expense was $1,620,528 and $496,462 for the nine months ended September 30, 2014 and 2013, respectively, and $1,185,890 and $254,287 for the three months ended September 30, 2014 and 2013, respectively. The weighted-average amortization period is three years.

As of September 30, 2014, future amortization expense scheduled to be expensed is as follows:

Years Ending
December 31
2014 (three months)	$1,037,392
2015	3,828,395
2016	3,470,547
2017	1,653,888
Total	$9,990,222

5.	Concentrations

Financial Risks — As of September 30, 2014 and December 31, 2013, the Company held Pakistani rupees of 83,616,623 (approximately USD $815,772) and Pakistani rupees of 46,232,463 (approximately USD $440,309), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States of America in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have been minimal. During the nine months ended September 30, 2014, there were no customers with sales of 3% or more of the total.

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

Carrying amounts of net assets located in Pakistan were $888,359 and $114,997 as of September 30, 2014 and December 31, 2013, respectively. These balances exclude intercompany receivables of $2,325,164 and $2,552,280 as of September 30, 2014 and December 31, 2013, respectively. The following is a summary of the net assets located in Pakistan as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Current assets	$1,100,594	$529,260
Non-current assets	840,877	448,397
	1,941,471	977,657
Current liabilities	(1,051,480)	(859,062)
Non-current liabilities	(1,632)	(3,598)
	$888,359	$114,997

6.	NET LOSS PER SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic:
Net loss	$(3,265,639)	$(138,022)	$(3,938,712)	$(268,035)
Weighted-average shares used in computing basic earnings per share	9,260,534	5,101,770	6,503,258	5,101,770
Net loss per share - Basic	$(0.35)	$(0.03)	$(0.61)	$(0.05)
Diluted:
Net loss	$(3,265,639)	$(138,022)	$(3,938,712)	$(268,035)
Weighted-average shares used in computing diluted earnings per share	9,260,534	5,101,770	6,503,258	5,101,770
Net loss per share - Diluted	$(0.35)	$(0.03)	$(0.61)	$(0.05)

During the three and nine months ended September 30, 2014, 171,000 and 388,500 restricted share units (“RSUs”) respectively, were granted and have been excluded from the above calculation as they were anti-dilutive.

7.	Debt

Revolving Line of Credit — The Company has an agreement with TD Bank for a revolving line of credit maturing on November 30, 2015 for up to $1,215,000. The line of credit has a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25% as of September 30, 2014 and December 31, 2013). The line of credit is collateralized by all of the Company’s assets and is guaranteed by the CEO of the Company. The outstanding balance as of September 30, 2014 and December 31, 2013 was $1,200,000 and $1,015,000, respectively.

Santander Bank (formerly Sovereign Bank) Loan Agreement — The Company had a term loan, originally established to provide the Company revolving advances up to $100,000, with an interest rate of 7.74% per annum. The term loan was repaid during the quarter ended September 30, 2014. The amount outstanding under this term loan was $11,667 as of December 31, 2013.

Convertible Note — On September 23, 2013, the Company issued a convertible promissory note in the amount of $500,000 to an accredited investor, AAMD LLC, with a maturity date of March 23, 2016, and bearing interest at the rate of 7.0% per annum. Pursuant to the terms of the note, the principal and interest outstanding thereunder automatically converted into 117,567 shares of common stock upon the closing of the IPO at a conversion price equal to 90% of the per-share issuance price of the common stock in the IPO. This conversion resulted in additional common stock and paid in capital amounts of $118 and $587,717, respectively, at the conversion date. Interest and other expense of $51,809 and $77,263 were recorded in connection with this convertible note for the three and nine months ended September 30, 2014, respectively, and are included in interest expense and other income (expense)-net in the condensed consolidated statements of operations.

As of December 31, 2013, the carrying value of the convertible note payable was $472,429, including $11,767 of accrued interest.

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

The Company accounted for the automatic conversion feature as a derivative liability to be recorded at fair value at each reporting period. The fair value of the automatic conversion feature at December 31, 2013 was estimated to be $38,142 and is included in other long-term liabilities on the condensed consolidated balance sheet at that date.

Maturities of notes payable as of September 30, 2014 are as follows:

Year Ending December 31	Liability Against Assets Subject to Finance Lease	Metro Medical	Loan from Related Party	Bank Direct Capital Finance	Honda Financial Services	Total
2014 (three months)	$1,786	$154,662	$-	$97,211	$904	$254,563
2015	2,632	421,989	470,089	156,893	5,926	1,057,529
2016	1,053	-	-	-	6,192	7,245
Thereafter	-	-	-	-	19,092	19,092
Total	$5,471	$576,651	$470,089	$254,104	$32,114	$1,338,429

8.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations, or cash flows of the Company.

At December 31, 2013, the Company had accrued a liability of $161,137 for a referral fee payable to a former owner of Sonix Medical Technologies, Inc. During the nine months ended September 30, 2014, the Company agreed to settle the liability for $55,614 and reversed an accrued expense of $105,523, which reduced general and administrative expenses in the condensed consolidated statements of operations.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases with related parties as of September 30, 2014 are as follows (leases with non-related parties are all cancellable):

Years Ending
December 31	Total
2014 (three months)	$39,385
2015	72,750
2016	75,750
2017	58,500
Total	$246,385

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, including amounts for related party leases described in Note 9, amounted to $492,578 and $311,023 for the nine months ended September 30, 2014 and 2013, respectively, and $284,313 and $108,654 for the three months ended September 30, 2014 and 2013, respectively.

9.	Related PARTIES

In February 2013, the CEO advanced a loan of $1,000,000 to the Company, of which a portion was used to repay the outstanding balance on the revolving credit line with TD Bank; $470,089 and $735,680 was outstanding on this loan as of September 30, 2014 and December 31, 2013, respectively. The loan bears an annual interest rate of 7.0%. The total principal and outstanding interest are due upon maturity of the loan on July 5, 2015. The Company recorded interest expense on the loan from the CEO of $36,735 and $41,907 for the nine months ended September 30, 2014 and 2013, respectively, and $11,197 and $15,703 for the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company paid principal amount of $265,591 and accrued interest of $55,807.

During the nine months ended September 30, 2014, the CEO advanced the Company $165,000 toward IPO expenses, all of which was repaid during the same period.

The Company had sales to a related party, a physician who is related to the CEO. Revenue from this customer was approximately $14,583 and $12,077 for the nine months ended September 30, 2014 and 2013, respectively, and $4,523 and $3,924 for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the receivable balance due from this customer was $1,572 and $1,746, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expenses of $96,300 for both the nine months ended September 30, 2014 and 2013, respectively, and $32,100 for both the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had a liability outstanding to KAI of $91,124 and $37,789, respectively.

The Company leases its corporate offices in New Jersey and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the nine months ended September 30, 2014 and 2013 was $83,568 and $84,471, respectively, and $27,898 and $26,906 for the three months ended September 30, 2014 and 2013, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of September 30, 2014 and December 31, 2013, respectively. Other assets include prepaid rent that has been paid to the CEO in the amount of $10,640 as of December 31, 2013.

The CEO of the Company guaranteed the Company’s existing line of credit with the TD Bank and the loan with Santander Bank (see Note 7).

The Company advanced $1,000 and $365,000 to the CEO during the nine months ended September 30, 2014 and 2013, respectively. The CEO repaid $1,000 and $280,209 during the nine months ended September 30, 2014 and 2013, respectively. In addition, the Company previously advanced $1,463 to a contractor in Pakistan, on behalf of the CEO. This amount is shown on the Company’s condensed consolidated cash flow statement as an advance to the CEO, and was repaid during the three months ended September 30, 2014.

10. Employee Benefit plans

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the nine months ended September 30, 2014 and 2013 were $90,559 and $10,799, respectively, and $63,510 and $5,167 for the three months ended September 30, 2014 and 2013, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for nine months ended September 30, 2014 and 2013 were $65,692 and $58,142, respectively, and $22,852 and $18,883 for the three months ended September 30, 2014 and 2013, respectively.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan,”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and cash settled awards and other stock-based awards in the discretion of the Compensation Committee, including unrestricted stock grants.

During September 2014, the Company awarded 171,000 restricted stock units (“RSUs”) in the aggregate under the 2014 Plan to its four independent directors, two named officers and six employees. During April 2014, the Company awarded 217,500 RSUs in the aggregate under the 2014 Plan to two named executive officers and three of its independent directors. One third of these RSUs will vest annually over three years as long as the employee or executive continues to be employed by the Company on the applicable vesting date or the director remains a member of the Company’s Board of Directors. As a result, the Company recognized stock-based compensation cost beginning in April 2014. The Company’s policy election for these graded-vesting RSUs is to recognize compensation expense on a straight-line basis over the total requisite service period for the entire award.

Effective September 15, 2014, the Compensation Committee of the Board of Directors authorized an additional 125,000 RSUs in the aggregate that will vest ratably beginning in the fourth quarter of 2014 through the third quarter of 2015 based on whether certain performance measures are attained in each of those quarters. Shares that do not vest in any quarter because the performance measures were not attained are forfeited. No expense was recorded in the third quarter of 2014 related to these performance based RSUs.

The RSUs, other than the performance-based RSUs, contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

The market price of our common stock on the date of grant for the RSUs awarded in September 2014 was $3.83 and was used in recording the fair value of the award. We engaged a third-party valuation specialist to assist us in valuing the RSUs granted in April 2014, who determined the fair value of the RSUs was $3.60 per share at the time of grant. The aggregate compensation cost for RSUs recorded under the stock-based compensation plans was $75,396 and $137,550 for the three and nine months ended September 30, 2014, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation charged to Condensed Consolidated Statements of Operations:
Direct operating costs	$754	$-	$754	$-
General and administrative	74,642	-	136,796	-
Total stock-based compensation expense	$75,396	$-	$137,550	$-

12.	INCOME TAXES

For the three and nine months ended September 30 2013, the Company estimated its effective income tax rate based upon the annual projected pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal deferred tax assets as of September 30, 2014. This resulted in a federal tax provision of $474,091 and $157,435 for the three and nine months ended September 30, 2014, respectively.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states. As a result, the Company has reported cumulative losses at the state level for the last three years, and has determined that it is more likely than not that it will not be able to utilize its state deferred tax assets. A valuation allowance has been recorded against all state deferred tax assets as of September 30, 2014.

13.	OTHER INCOME (EXPENSE) – NET

Other income (expense)-net for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign exchange gains (losses)	$112,764	$131,652	$(74,006)	$218,297
Other	(36,493)	3,263	(34,656)	17,560
Other income (expense) - net	$76,271	$134,915	$(108,662)	$235,857

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested. An increase in the exchange rate of Pakistan rupees per U.S. dollar in the third quarter of 2014 of approximately 3% and a decline in the exchange rate by approximately 3% from December 31, 2013 to September 30, 2014 caused a foreign exchange gain of $112,764 and a foreign exchange loss of $74,006 for the three months and nine months ended September 30, 2014, respectively. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 9% from December 31, 2012 to September 30, 2013, caused a foreign exchange gain of $131,652 and $218,297 for the three and nine months ended September 30, 2013, respectively.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2014 and December 31, 2013, the carrying amounts of cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

The following table summarizes the Company’s financial instruments that are not measured at fair value on a recurring basis by fair value hierarchy as of September 30, 2014 and December 31, 2013:

	Carrying Value at	Fair Value as of September 30, 2014, using,
	September 30, 2014	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$2,493,652	$2,493,652	$-	$-	$2,493,652
Financial Liabilities
Borrowings under line of credit	1,200,000	-	1,200,000	-	1,200,000
Notes payable - Other(1)	868,340	-	-	873,500	873,500

	Carrying Value at	Fair Value as of December 31, 2013, using,
	December 31, 2013	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$497,944	$497,944	$-	$-	$497,944
Financial Liabilities
Borrowings under line of credit	1,015,000	-	1,015,000	-	1,015,000
Notes payable - Other(1)	1,341,691	-	-	1,349,308	1,349,308
Convertible note	472,429	-	-	473,042	473,042

(1) Excludes note payable to the CEO.

Note Payable-Related Party - The CEO advanced a loan of $1,000,000 to the Company, of which $470,089 and $735,680 was outstanding as of September 30, 2014 and December 31, 2013, respectively. The loan bears an annual interest rate of 7.0%. The total principal and cumulative interest are due upon maturity of the loan on July 5, 2015. The fair value of related party transactions, including note payable to the CEO, cannot be determined based upon the related party nature of the transaction.

Borrowings under Revolving Line of Credit – The Company’s outstanding borrowings under the line of credit with TD Bank had a carrying value of $1,200,000 and $1,015,000 as of September 30, 2014 and December 31, 2013, respectively. The fair value of the outstanding borrowings under the line of credit with TD Bank approximated the carrying value at September 30, 2014 and December 31, 2013, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Notes Payable-Other – Notes payable-other consists of fixed rate term loans from TD Bank, Santander Bank, Bank Direct Capital Finance, auto loans and promissory notes from prior acquisitions.

The fixed interest-bearing term loans had an aggregate carrying value of $254,104 (Bank Direct Capital Finance) and $11,667 (Santander Bank) as of September 30, 2014 and December 31, 2013, respectively. Collectively, the fair value of these term loans was approximately $257,788 (Bank Direct Capital Finance) and $11,801 (Santander Bank) at September 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the term loans was determined based on internally-developed valuations that use current interest rates in developing a present value of these term loans. The outstanding fixed interest bearing auto loans had a carrying value of $37,585 and $13,279 as of September 30, 2014 and December 31, 2013, respectively. The fair value of these auto loans was approximately $36,917 and $12,485 at September 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the auto loans was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable.

The Company issued fixed interest-bearing notes payable to the former owners of UPMS, GNet, MM, Metro Medical and Sonix Medical Technologies, Inc. The aggregate carrying value of these notes payable was $576,651 and $1,316,746 at September 30, 2014 and December 31, 2013, respectively. Collectively, the fair value of these notes payable was approximately $578,795 and $1,325,022 at September 30, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the notes payable to the former owners of businesses acquired was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable.

Convertible Note – The Company issued a fixed interest bearing convertible promissory note to an accredited investor on September 23, 2013. The carrying value of the convertible promissory note was $472,429 at December 31, 2013. The fair value of the convertible promissory note was approximately $473,042 at December, 31, 2013, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on internally-developed valuations that use current interest rates in developing a present value of the convertible note.

Financial instruments measured at fair value on a recurring basis:

The automatic conversion feature for the convertible promissory note was measured at fair value on a recurring basis. The fair value of the automatic conversion feature had been estimated at $38,142 at December 31, 2013, with the decrease in value recorded in the condensed consolidated statement of operations as other expense. The fair value of the automatic conversion feature of the promissory note was measured using Level 3 inputs based on internally-developed valuations that use current interest rates and assumptions about the timing of the Company’s IPO. At the date of the IPO, this promissory note was converted into 117,567 shares of the Company's common stock.

15.	Accumulated OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance - January 1, 2014	$(187,354)	$(187,354)
Other comprehensive loss during the period	(89,212)	(89,212)
Balance - September 30, 2014	$(276,566)	$(276,566)

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include the challenges of acquiring and integrating other businesses into our infrastructure, risks associated with our operations in Pakistan and our inability to evolve to the changes in the highly competitive industry in which we currently operate, as well as other factors set forth in our prospectus dated July 22, 2014, filed with the SEC on July 23, 2014, under the heading, “Risk Factors.”

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

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,600 people in Pakistan, where we believe labor costs are approximately one-half the cost of comparable India-based employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges, including the Affordable Care Act, on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

•	Practice management software and related tools, which facilitate the day-to-day operation of a medical practice;
•	Electronic health records (or EHR), which are easy to use, highly ranked, and allow our customers to reduce paperwork and qualify for government incentives;
•	Revenue cycle management (or RCM) services, which include end-to-end medical billing, analytics, and related services; and
•	Mobile Health (or mHealth) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

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

We believe we will also be able to accelerate organic growth by partnering with industry participants, utilizing them as channel partners to offer integrated solutions to their customers. We have recently entered into arrangements with industry participants from which we began to derive revenue starting in mid-2014, including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We are in the midst of developing application interfaces with two EHR systems, as well as a provider of paper-based clinical forms to create integrated offerings.

Our Pakistan operations accounted for approximately 48% of total expenses for the nine months ended September 30, 2013 and 34% of expenses for the nine months ended September 30, 2014. A significant portion of those expenses were personnel-related costs (approximately 73% for the nine months ended September 30, 2013 and 78% for the nine months ended September 30, 2014). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we acquired, including Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc. (the “Acquired Businesses”) use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management, including Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share, are non-GAAP financial measures, which we believe better enable management and investors to analyze and compare the underlying business results from period to period.

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP.”) Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non-GAAP financial measures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Net Income per Share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures.

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	Adjusted EBITDA does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted EBITDA does not reflect the value of stock-based compensation expense;
•	Adjusted EBITDA does not reflect non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures; and
•	Adjusted EBITDA does not reflect nonrecurring transaction or acquisition-related costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts.

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue: for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Revenue	$6,012,867	$2,946,945	$11,198,546	$7,489,178

GAAP net loss	$(3,265,639)	$(138,022)	$(3,938,712)	$(268,035)

Provision for income taxes	474,091	18,437	157,435	34,180
Net interest expense	38,743	37,810	135,808	84,953
Other (income) expense- net	(76,271)	(134,915)	108,662	(235,857)
Stock-based compensation expense	75,396	-	137,550	-
Depreciation and amortization	1,252,188	311,321	1,793,289	675,415
Nonrecurring transaction costs	623,513	111,500	712,061	252,735
Adjusted EBITDA	$(877,979)	$206,131	$(893,907)	$543,391

Adjusted EBITDA Margin	(14.6)%	7.0%	(8.0)%	7.3%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect nonrecurring transaction or acquisition-related costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three and nine month periods ended September 30, 2014 compared to the three and nine month periods ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net loss	$(3,265,639)	$(138,022)	$(3,938,712)	$(268,035)

Other (income) expense- net	(76,271)	(134,915)	108,662	(235,857)
Stock-based compensation expense	75,396	-	137,550	-
Amortization of purchased intangible assets	1,035,913	250,565	1,466,811	489,658
Nonrecurring transaction costs	623,513	111,500	712,061	252,735
Tax effect	-	-	-	-
Non-GAAP Adjusted Net Income	$(1,607,088)	$89,128	$(1,513,628)	$238,501

End of period shares-diluted	10,999,133	5,101,770	10,999,133	5,101,770

Non-GAAP Adjusted Net Income per Diluted Share	$(0.15)	$0.02	$(0.14)	$0.04

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net loss per share	$(0.30)	$(0.03)	$(0.36)	$(0.05)

Other (income) expense- net	(0.01)	(0.03)	0.01	(0.05)
Stock-based compensation expense	0.01	-	0.01	-
Amortization of purchased intangible assets	0.09	0.06	0.14	0.09
Nonrecurring transaction costs	0.06	0.02	0.06	0.05
Tax effect	-	-	-	-
Non-GAAP Adjusted Net Income per Diluted Share	$(0.15)	$0.02	$(0.14)	$0.04

End of period shares-diluted	10,999,133	5,101,770	10,999,133	5,101,770

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of the period September 30, 2014 in order to provide comparability between periods in 2014. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per diluted share as the Company has sufficient carryforward losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess market share trends and working capital needs. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 90% of our revenue for the year ended December 31, 2013 and approximately 61% for the nine months ended September 30, 2014, due to three acquisitions during the three months ended September 30, 2014.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate is 98% for the twelve months ended September 30, 2014, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 96% for the twelve months ended September 30, 2014.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 33 days for primary care and 36 days for combined specialties for the twelve months ended September 30, 2014, as compared to the national average of 38, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices. Higher first pass resolution rates and effective follow-up helped us to achieve this rate, which reduces our customers’ collection cycle of claims, leading to increased revenue and customer satisfaction.

Customer Renewal Rate. Our customer renewal rate measures the percentage of our clients who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. The renewal rate for our PracticePro customers for 2012 and 2013 was 85% each year. The renewal rate for our customers who are also users of our EHR for 2012 and 2013 was 90% each year. The renewal rate for our customers who are meaningful users (i.e., those who successfully attested for meaningful use and earned a bonus) of our EHR for 2012 and 2013 was at least 95% each year. The percentage of our revenue we generated during the years ended December 31, 2012 and 2013 which came from (i) PracticePro clients, was 90% in each year, (ii) all users of our EHR, was 49% and 50%, respectively, and (iii) from meaningful users of our EHR, was 25%, and 27%, respectively.

Providers and Practices Served. As of September 30, 2014, we served over 2,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,000 practices.

Sources of Revenue

Revenue: We derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 91% and 89% of our revenues during the three and nine months ended September 30, 2013, respectively, and approximately 93% and 92% of our revenues during the three and nine months ended September 30, 2014, respectively. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies. During the third quarter of 2014, we have already moved several of the acquired practices to our operating platform.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations. Our Pakistan operations accounted for approximately 56% and 40% of direct operating costs for the nine months ended September 30, 2013 and 2014, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

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

Research and Development Expense. Research and development expense consists primarily of personnel-related costs and third-party contractor costs. Because we incorporate our technology into our services as soon as technological feasibility is established, such costs are currently expensed as incurred. We expect our research and development expense to increase in the future in absolute terms, but decrease as a percentage of revenue. Consistent with our growth plans, we are hiring developers, analysts and project managers in an effort to streamline our operational processes and further develop our products. We believe that the continued automation of our workflow will lead to an increase in our revenue through the efficient submission of insurance claims for our customers, as well as a reduction in our operating costs.

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. We expect that general and administrative expense will increase in absolute terms for the foreseeable future as we incur additional expense inherent in becoming a publicly-traded company, including increased legal fees, accounting fees, and investor relations costs. Our Pakistan office accounted for approximately 43% and 31% of general and administrative expenses in the nine months ended September 30, 2013 and 2014, respectively. Though expenses are expected to continue to rise in absolute terms, we expect general and administrative expense to decline as a percentage of overall revenues as revenues increase.

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

Amortization expense is charged on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions, including customer contracts and relationships and covenants not to compete, as well as purchased software. We concluded that three years reflects the period during which the economic benefits are expected to be realized, and that the straight-line method is appropriate as the majority of the cash flows are expected to be recognized ratably over that period without significant degradation.

Our acquisition of Metro Medical during 2013 added $1,156,000 of intangibles to our balance sheet, and our acquisitions of Omni, Practicare and CastleRock during 2014 added $10,062,408 of intangibles, resulting in amortization which was $1,124,066 higher for the first nine months of 2014 compared to the first nine months of 2013.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income on investments. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $235,857 of other income and $108,662 of other expense in the first nine months of 2013 and 2014, respectively.

Income Tax. In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2014.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	61.1%	45.4%	53.0%	42.5%
Selling and marketing	0.9%	2.2%	1.5%	2.5%
General and administrative	61.7%	46.0%	57.5%	47.2%
Research and development	2.6%	3.2%	3.5%	3.9%
Depreciation and amortization	20.8%	10.6%	16.0%	9.0%
Total operating expenses	147.1%	107.4%	131.5%	105.1%

Operating loss	(47.1)%	(7.4)%	(31.5)%	(5.1)%

Interest expense — net	0.6%	1.3%	1.2%	1.1%
Other income — net	1.3%	4.6%	(1.0)%	3.1%
Loss before for income taxes	(46.5)%	(4.1)%	(33.7)%	(3.1)%
Income tax provision	7.9%	0.6%	1.4%	0.5%
Net loss	(54.4)%	(4.8)%	(35.1)%	(3.5)%

Comparison of the Three and Nine Months ended September 30, 2013 and 2014

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues	$6,012,867	$2,946,945	$3,065,922	104%	$11,198,546	$7,489,178	$3,709,368	50%

Revenue. Total revenue of $6.0 million and $11.2 million for the three months and nine months ended September 30, 2014 increased by $3.1 million or 104% and $3.7 million or 50% from revenue of $2.9 million and $7.5 million for the three and nine months ended September 30, 2013, respectively. Total revenue for the three and nine months ended September 30, 2014 included $3.6 million of revenue each from customers we acquired from Omni, Practicare and CastleRock on July 28, 2014. Revenue for the three and nine months ended September 30, 2014 included $2.4 million and $7.6 million, respectively, of revenue from MTBC’s customers prior to the acquisition of the Acquired Businesses. The acquired customers from the Acquired Businesses were the primary source of new revenue during the first nine months of 2014.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Direct operating costs	$3,671,029	$1,337,302	$2,333,727	175%	$5,934,319	$3,186,566	$2,747,753	86%
Selling and marketing	54,825	64,758	(9,933)	(15)%	169,660	184,075	(14,415)	(8)%
General and administrative	3,709,838	1,355,717	2,354,121	174%	6,441,603	3,537,003	2,904,600	82%
Research and development	154,063	94,537	59,526	63%	396,482	290,878	105,604	36%
Depreciation	66,298	57,034	9,264	16%	172,761	178,953	(6,192)	(3)%
Amortization	1,185,890	254,287	931,603	366%	1,620,528	496,462	1,124,066	226%
Total operating expenses	$8,841,943	$3,163,635	$5,678,308	179%	$14,735,353	$7,873,937	$6,861,416	87%

Direct Operating Costs. Direct operating costs of $3.7 million and $5.9 million for the three months and nine months ended September 30, 2014, respectively, increased by $2.3 million or 175% and $2.7 million or 86% from direct operating costs of $1.3 million and $3.2 million for the three and nine months ended September 30, 2013, respectively, including $163,000 of one-time bonuses at the time of the IPO. Salary cost in the U.S. increased by $1.7 million or 337% for the three months ended September 30, 2014 and by $1.9 million or 225% for the nine months ended September 30, 2014 due to the addition of 255 U.S. employees who are classified in direct operating costs, primarily from the Acquired Businesses. Salary cost in Pakistan increased by $342,000 or 61% for the three months ended September 30, 2014 and by $571,000 or 35% for the nine months ended September 30, 2014 as a result of the addition of 560 employees in Pakistan who were hired primarily to service customers of the Acquired Businesses.

Selling and Marketing Expense. Selling and marketing expense of $55,000 and $170,000 for the three and nine months ended September 30, 2014, respectively, decreased by $10,000 or 15% and $14,000 or 8% from selling and marketing expense of $65,000 and $184,000 for the three and nine months ended September 30, 2013, respectively, as the Company focused its efforts on servicing the new customers from the Acquired Businesses.

General and Administrative Expense. General and administrative expense of $3.7 million and $6.4 million for the three and nine months ended September 30, 2014, respectively, increased by $2.4 million or 174% and $2.9 million or 82% from general and administrative expense of $1.4 million and $3.5 million for the three and nine months ended September 30, 2013, respectively, with additional expenses resulting primarily from the Acquired Businesses plus $282,000 of one-time bonuses at the time of the IPO. Salary expense in the U.S. increased by $682,000 or 174% for the three months ended September 30, 2014 and by $884,000 or 113% for the nine months ended September 30, 2014. Salary expense in Pakistan increased by $205,000 or 74% for the three months ended September 30, 2014 and by $266,000 or 33% for the nine months ended September 30, 2014, as a result of the addition of 83 administrative employees in Pakistan. Facilities costs increased by $183,000 or 95% for the three months ended September 30, 2014 and by $198,000 or 38% for the nine months ended September 30, 2014, primarily due to the facilities of the Acquired Businesses. Legal and professional fees increased by $732,000 or 494% for the three months ended September 30, 2014 and by $814,000 or 194% for the nine months ended September 30, 2014, including $600,000 of acquisition costs and additional costs of being a public company during for the three months ended September 30, 2014.

Research and Development Expense. Research and development expense of $154,000 and $396,000 for the three months and nine months ended September 30, 2014, respectively, increased by $60,000 or 63% and $106,000 or 36% from research and development expense of $94,000 and $291,000 for the three and nine months ended September 30, 2013, respectively, as a result of $32,000 of one-time bonuses at the time of the IPO plus the addition of seven employees in Pakistan engaged in research and development.

Depreciation. Depreciation of $66,000 and $173,000 for the three months and nine months ended September 30, 2014, respectively, increased by $9,000 or 16% and decreased by $6,000 or 3% from depreciation of $57,000 and $179,000 for the three and nine months ended September 30, 2013, respectively.

Amortization Expense. Amortization expense of $1.2 million and $1.6 million for the three months and nine months ended September 30, 2014, respectively, increased by $932,000 or 366% and $1.1 million or 226% from amortization expense of $254,000 and $496,000 for the three and nine months ended September 30, 2013, respectively. This increase resulted from our intangible assets acquired in connection with our acquisition of Metro Medical on June 30, 2013 and our acquisitions of Omni, Practicare and CastleRock on July 28, 2014, which are primarily being amortized over three years. The Acquired Businesses included $148,000 of acquired backlog, an intangible asset resulting from the treatment of revenue and expenses from July 28 through July 31, 2014, which was amortized in full by September 30, 2014, because virtually all the cash was received or disbursed over the 60 days from the date of the acquisition.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Interest income	$7,943	$5,647	$2,296	41%	$15,039	$19,355	$(4,316)	(22)%
Interest expense	(46,686)	(43,457)	(3,229)	7%	(150,847)	(104,308)	(46,539)	45%
Other income (expense) - net	76,271	134,915	(58,644)	(43)%	(108,662)	235,857	(344,519)	(146)%
Income tax provision	474,091	18,437	455,654	2,471%	157,435	34,180	123,255	361%

Interest Income. Interest income of $8,000 and $15,000 for the three months and nine months ended September 30, 2014, respectively, increased by $2,000 or 41% and decreased by $4,000 or 22% from interest income of $6,000 and $19,000 for the three and nine months ended September 30, 2013, respectively, due to lower late payment fees from customers.

Interest Expense. Interest expense of $47,000 and $151,000 for the three months and nine months ended September 30, 2014, respectively, increased by $3,000 or 7% and $47,000 or 45% from interest expense of $43,000 and $104,000 for the three and nine months ended September 30, 2013, respectively. This increase was primarily due to interest on borrowings under our line of credit as well as the note payable from the purchase of Metro Medical on June 30, 2013.

Other Income (Expense) - net. Other income - net of $76,000 for the three months ended September 30, 2014 decreased by $59,000 or 43% from other income - net of $135,000 for the three months ended September 30, 2013. Other expense - net was $109,000 for the nine months ended September 30, 2014 compared to other income - net of $236,000 for the nine months ended September 30, 2013. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 9% from July 1, 2013 to December 31, 2013 was followed by a decline of 8% from January 1, 2014 to March 31, 2014 and a 5% increase from April 1, 2014 to September 30, 2014. This caused an exchange loss of $203,000 for the three months ended March 31, 2014 followed by an exchange gain of $16,000 for the three months ended June 30, 2014 and an additional $113,000 exchange gain for the three months ended September 30, 2014, resulting in an exchange loss of $74,000 for the nine months ended September 30, 2014. This compared to an exchange gain of $132,000 and $218,000 for the three months and nine months ended September 30, 2013, respectively.

Income Tax Provision. There was a $474,000 and $157,000 provision for income taxes for the three months and nine months ended September 30, 2014, respectively, compared to $18,000 and $34,000 for the three and nine months ended September 30, 2013, respectively. The pre-tax loss increased from $120,000 and $234,000 for the three months and nine months ended September 30, 2013 to $2.8 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2014.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods presented.

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) provided by operating activities	$(2,024,504)	$617,301
Net cash used in investing activities	(12,107,857)	(525,704)
Net cash provided by financing activities	16,128,304	804,957
Effect of exchange rate changes on cash	(235)	(236,814)
Net increase in cash	1,995,708	659,740

We completed our initial public offering in July 2014, which provided us with approximately $4.3 million in additional cash after giving effect to the underwriter’s discount, offering and acquisition expenses, and cash used to fund the purchase of the Acquired Businesses. In addition, we increased capital expenditures to $571,000 during the three months ended September 30, 2014 to increase the capacity of our facilities in Pakistan and increased expenses in Pakistan by $430,000 during the three months ended September 30, 2014 as we grew our team in Pakistan by 561 employees, with the goal of reducing domestic expenses and spending on subcontractors from the Acquired Businesses during future periods.

We believe the cash provided by the IPO plus our cash flow from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months, since we are proceeding to significantly reduce costs from the Acquired Businesses as planned, which will provide positive cash from operating activities beginning with the first quarter of 2015.

In addition, although the IPO provided us with sufficient funding to continue as a going concern for the foreseeable future, in order for us to grow and successfully execute our business plan which includes future acquisitions, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available in the form of equity, existing stockholders may see their percentage ownership diluted. Failure to obtain financing when needed may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Operating Activities

Cash used in operating activities was $2.0 million during the nine months ended September 30, 2014, compared to $617,000 cash provided by operating activities during the nine months ended September 30, 2013. The net loss increased by $3.7 million, of which $1.1 million was additional depreciation and amortization, $123,000 was additional provision for taxes and $138,000 was stock-based compensation. Cash operating expenses grew $2.3 million faster than revenue during the nine months ended September 30, 2014. Most of the incremental expense occurred during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and primarily consisted of $483,000 of one-time bonuses paid to employees with at least a year of service at the time of the IPO, transaction costs of $712,000, $420,000 of incremental expenses due to the growth of the team in Pakistan which will offset costs in the United States in future periods, and $433,000 of additional costs of being a public company, including audit fees, compensation for outside directors and increased premiums for liability insurance.

Accounts receivable increased by $2.0 million, compared with an increase in accounts receivable of $71,000 in the nine months ended September 30, 2013, and accounts payable, accrued compensation and accrued expenses grew by $1.9 million, compared with an increase of $277,000 in the nine months ended September 30, 2013. Both of these increases result from the Acquired Businesses, since these were asset purchases, and accounts receivable, accounts payable, accrued expenses and other liabilities were not acquired. Other current assets and prepaid expenses grew by $654,000, compared with an increase of $82,000 in the nine months ended September 30, 2013, primarily due to the purchase of certain insurance with a one-year term.

Investing Activities

We have grown through acquisitions, and historically have structured acquisitions in a way that minimizes upfront cash outlays and relies primarily on promissory notes payable to the sellers. The acquisition of the Acquired Businesses was financed with a combination of cash and stock, issued upon the closing of the IPO.

After completion of each previous acquisition, we have generally restructured operations of the acquired company, reducing costs by shifting labor costs from the U.S. to Pakistan. This has allowed us to minimize the cash used in investing activities and provides us with financing largely serviced by cash flow from the businesses acquired. We decided to proceed more slowly with the three Acquired Businesses in order to minimize disruption to clients and improve customer retention, but have begun the process. This will result in lower operating expenses in future quarters.

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

Cash used in investing activities during the nine months ended September 30, 2014 was $12.1 million, an increase of $11.6 million compared to $526,000 during the nine months ended September 30, 2013. We spent $11.4 million as the cash portion of the purchase prices of the Acquired Businesses, compared to $275,000 for the initial cash portion of the purchase of Metro Medical during the nine months ended in September 30, 2013. Capital expenditures during the nine months ended September 30, 2014 were $571,000, an increase of $405,000 compared to $166,000 during the nine months ended September 30, 2013, primarily to increase the capacity of our Pakistan facilities.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2014 was $16.1 million, compared to $805,000 of in the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we completed our IPO, generating net cash of $4.3 million after paying offering expenses, acquisition expenses and paying the cash portion of the purchase price for the Acquired Businesses. We repaid $958,000 of notes payable from acquisitions made in prior years as well as $266,000 borrowed from our CEO. Average monthly borrowings from our $1.2 million revolving line of credit with TD Bank were $1.0 million in the nine months ended September 30, 2014 compared to $238,000 in the nine months ended September 30, 2013.

Our line of credit renews annually at the option of the lender, and currently matures on November 30, 2015. As of September 30, 2014, $1.2 million was drawn on the line.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit, and notes issued in connection with our previous acquisitions. We also maintain operating leases for property and certain office equipment. There have been no other significant developments with respect to our contractual obligations since December 31, 2013. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s prospectus dated July 22, 2014, and filed with the SEC on July 23, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign currency exchange risk. Our results of operations and cash flows are subject to fluctuations due to changes in the Pakistan rupee. None of our consolidated revenues are earned outside the United States. In the nine months ended September 30, 2014 and 2013, 35% and 48%, respectively, of our total expenses occurred in our subsidiary in Pakistan and were incurred in Pakistan rupees. Fluctuations in currency exchange rates could harm our business in the future. Because a significant portion of our expenses is incurred outside the United States but our revenue is denominated in U.S. dollars, a 10% adverse change in foreign exchange rates would have a 4% adverse impact on our costs, which would cause our margins to differ materially from expectations.

As our scale grows, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. To date, we have not entered into any foreign currency hedging contracts, and we have no immediate plans to do so.

Liquidity risk. As of December 31, 2013, we held approximately $440,000 of cash in a bank in Pakistan and we held approximately $816,000 of cash in this bank on September 30, 2014. The banking system in Pakistan does not provide deposit insurance coverage. We generally wire funds to Pakistan from the U.S. near the end of each month to be used for payroll and other operating expenses in the following month, with the payroll payments being made by our Pakistani subsidiary in the first week of such month. The balance as of September 30, 2014 was unusually large due to the capital expenditures related to our facility expansion in Pakistan.

We have a transfer pricing agreement with our Pakistani subsidiary, and our Pakistani subsidiary is required under applicable law to generate an arms-length profit. Accordingly, monthly payments due from us to our Pakistani subsidiary for the services it provides to us are in an amount sufficient for it to generate a profit. However, our actual payments to our Pakistani subsidiary for these services are in a lesser amount, which covers just the actual costs incurred by our subsidiary. The excess amount owed by us but not paid to our Pakistani subsidiary is treated as a dividend from the Pakistani subsidiary to us. Accordingly, we record a current tax liability on our financial statements to cover U.S. taxes on that dividend. We plan to repatriate all earnings and profits generated by our Pakistani subsidiary. Therefore, we recognize a deferred tax liability on the cumulative balance of earnings and profits, as reduced by the amount treated as a dividend, at the federal tax rate. As of September 30, 2014, the Company recorded a valuation allowance against its net federal deferred tax asset.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weakness in our internal control related to the lack of sufficient personnel and processes to adequately and timely record certain complex financial transactions and the use of an accounting system which lacks the level of controls necessary for a public company. Management’s remediation efforts will include the hiring of additional accounting personnel, upgrading our accounting system with multi-company and multi-currency capabilities, and implementing additional controls, which process has already begun. Remediation efforts are expected to continue through the next few quarterly periods until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sale of Unregistered Sales of Equity Securities

On September 15, 2014, we granted 171,000 Restricted Stock Units (“RSUs”) in the aggregate to members of our Board of Directors, two officers and six US employees. On April 4, 2014 we granted 217,500 RSUs in the aggregate to two named executive officers and members of our Board of Directors under our 2014 Equity Incentive Plan. Additionally, the Company granted 125,000 performance-based RSUs in the aggregate to certain key personnel in order to incent those personnel to attain certain profitability goals for their respective divisions.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and instruments issued in such transactions. All recipients had adequate access, through their relationship with us, to information about us.

(b)	Use of Proceeds from Public Offering of Common Stock

On July 28, 2014, we closed our initial public offering, in which we sold 4,080,000 shares of common stock at a price to the public of $5.00 per share. The aggregate offering price for shares sold in the offering was $20.4 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192989), which was declared effective by the SEC on July 22, 2014. The offering commenced July 23, 2014 and did not terminate before all of the securities registered in the registration statement were sold. Chardan Capital Markets, LLC, Aegis Capital Corp. and Summer Street Research Partners acted as joint book running managers for the offering. We raised approximately $15.6 million in net proceeds from the offering, after deducting underwriter discounts of approximately $1.4 million and other offering expenses, including the brokerage fees on the purchase of the Acquired Businesses, of approximately $3.4 million.

On July 28, 2014, upon receipt of funds from our IPO, we purchased the assets of three independent revenue cycle management companies, Omni Medical Billing Services, LLC, Practicare Medical Management, Inc., and CastleRock Solutions, Inc. for approximately $11.4 million in cash and 1.7 million shares of common stock, on terms disclosed in the Company's final prospectus.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 23, 2014 pursuant to Rule 424(b). Other than repayments of indebtedness in the amount of $266,000 to Mahmud Haq, our principal stockholder and Chief Executive Officer, payment of a cash bonus of $95,000 to Stephen Snyder, our President, $60,000 to Brendan Harney, our General Counsel, and $8,750 to Christine Salimbene, our Chief Compliance Officer, no direct or indirect payments were made by us to any of our directors or officers or their associates, to persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. We have invested the net proceeds in short-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a)and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.§1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*          The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board
and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Date: November 12, 2014

