Form 10-Q/A
period 2014-09-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2015-03-31
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

i

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 as originally filed with the Securities and Exchange Commission on November 12, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. Therefore, this Form-10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to November 12, 2014 including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Background

On March 25, 2015, the Audit Committee of the Company’s Board of Directors determined that our previously reported results for the three and nine months ended September 30, 2014 on Form 10-Q erroneously included the contingent consideration related to the 2014 business acquisitions in equity, when a portion of these amounts should have been included as a liability. We have also recognized $425,000 of gain related to the change in fair value of the contingent consideration during the period from the date of acquisition to September 30, 2014. The condensed consolidated balance sheet, the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and the related condensed consolidated statements of shareholders’ equity and cash flows for the nine months ended September 30, 2014 included in this Form 10-Q/A have been restated to remove the effects of $4.6 million of contingent consideration from equity and included as a liability as of the acquisition date, July 28, 2014. This adjustment is more fully described in Note 2 of the notes to our condensed consolidated financial statements included in this filing. We have made the necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

In addition, we identified and corrected an immaterial error within the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 to reflect the effects of recording a valuation allowance against deferred tax assets related to the foreign currency translation adjustment. Such tax effects increased both other comprehensive loss and comprehensive loss by $82,000 and $142,000 for the three and nine months ended September 30, 2014, respectively. This immaterial error only affects the condensed consolidated statements of comprehensive loss and does not affect any other statements.

ii

PART I. FINANCIAL INFORMATION-Restated, see Note 2

Item 1. Condensed Consolidated Financial Statements (unaudited).

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
	Restated
ASSETS
CURRENT ASSETS:
Cash	$2,493,652	$497,944
Accounts receivable - net of allowance for doubtful accounts of $115,831 and $58,183 at September 30, 2014 and December 31, 2013, respectively	3,050,043	1,009,416
Current assets - related party	13,200	23,840
Prepaid expenses	351,730	49,660
Other current assets	516,935	165,018
Deferred income taxes	-	41,829
Total current assets	6,425,560	1,787,707

PROPERTY AND EQUIPMENT - Net	1,001,377	505,344
INTANGIBLE ASSETS - Net	9,990,222	1,534,780
GOODWILL	7,977,158	344,000
OTHER ASSETS	46,331	1,600,783
TOTAL ASSETS	$25,440,648	$5,772,614
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,139,428	$200,469
Accrued compensation	872,866	207,545
Accrued expenses	805,180	477,351
Accrued IPO costs	-	430,125
Deferred rent	6,688	11,667
Deferred revenue	41,987	56,686
Accrued liability to related party	127,859	93,596
Borrowings under line of credit	1,200,000	1,015,000
Note payable - related party	470,089	-
Notes payable - other (current portion)	839,918	916,104
Contingent consideration	4,193,622	-
Total current liabilities	9,697,637	3,408,543
NOTES PAYABLE
Note payable - related party	-	735,680
Notes payable - other	28,422	425,587
Note payable - convertible note	-	472,429
	28,422	1,633,696
OTHER LONG-TERM LIABILITIES	-	38,142
DEFERRED RENT	543,904	519,000
DEFERRED REVENUE	43,596	54,736
Total liabilities	10,313,559	5,654,117
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 9,711,604 shares at September 30, 2014 and 5,101,770 shares at December 31, 2013	9,712	5,102
Additional paid-in capital	18,858,649	251,628
(Accumulated deficit) retained earnings	(3,464,706)	49,121
Accumulated other comprehensive loss	(276,566)	(187,354)
Total shareholders' equity	15,127,089	118,497
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,440,648	$5,772,614

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Restated		Restated
NET REVENUE	$6,012,867	$2,946,945	$11,198,546	$7,489,178
OPERATING EXPENSES:
Direct operating costs	3,671,029	1,337,302	5,934,319	3,186,566
Selling and marketing	54,825	64,758	169,660	184,075
General and administrative	3,709,838	1,355,717	6,441,603	3,537,003
Research and development	154,063	94,537	396,482	290,878
Change in contingent consideration	(424,885)	-	(424,885)	-
Depreciation and amortization	1,252,188	311,321	1,793,289	675,415
Total operating expenses	8,417,058	3,163,635	14,310,468	7,873,937
Operating loss	(2,404,191)	(216,690)	(3,111,922)	(384,759)
OTHER:
Interest income	7,943	5,647	15,039	19,355
Interest expense	(46,686)	(43,457)	(150,847)	(104,308)
Other income (expense) - net	76,271	134,915	(108,662)	235,857
LOSS BEFORE INCOME TAXES	(2,366,663)	(119,585)	(3,356,392)	(233,855)
INCOME TAX PROVISION	474,091	18,437	157,435	34,180
NET LOSS	$(2,840,754)	$(138,022)	$(3,513,827)	$(268,035)
NET LOSS PER SHARE
Basic and diluted loss per share	$(0.34)	$(0.03)	$(0.57)	$(0.05)
Weighted-average basic and diluted shares outstanding	8,358,718	5,101,770	6,199,350	5,101,770

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Restated		Restated
NET LOSS	$(2,840,754)	$(138,022)	$(3,513,827)	$(268,035)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(206,241)	(71,018)	(89,212)	(121,408)

COMPREHENSIVE LOSS	$(3,046,995)	$(209,040)	$(3,603,039)	$(389,443)

(a) Net of taxes of $47,345 and $80,939 for the three and nine months ended September 30, 2013, respectively, and $81,657 and $141,945 for the three and nine months ended September 30, 2014, respectively.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 ( UNAUDITED)

	Restated
	Common Stock			Retained earnings		Total
	Shares	Amount	Additional paid-in Capital	(Accumulated deficit)	Accumulated other comprehensive loss	shareholders' equity
Balance- January 1, 2014	5,101,770	$5,102	$251,628	$49,121	$(187,354)	$118,497
Net (loss)	-	-	-	(3,513,827)	-	(3,513,827)
Foreign currency translation adjustment	-	-	-	-	52,733	52,733
Effect of valuation allowance against deferred tax asset related to foreign currency translation adjustment.					(141,945)	(141,945)
Issuance of common stock, net of fees and expenses of issuance	4,080,000	4,080	16,280,488	-	-	16,284,568
Shares issued on conversion of note	117,567	118	587,717	-	-	587,835
Shares issued to acquired businesses	412,267	412	1,601,266	-	-	1,601,678
Stock-based compensation expense	-	-	137,550	-	-	137,550
Balance- September 30, 2014	9,711,604	$9,712	$18,858,649	$(3,464,706)	$(276,566)	$15,127,089

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	2014	2013
	Restated
OPERATING ACTIVITIES:
Net loss	$(3,513,827)	$(268,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,793,289	675,415
Deferred rent	7,056	21,921
Deferred revenue	(25,839)	66,790
Deferred income taxes	153,364	-
Provision for (recovery of) doubtful accounts	62,451	(34,654)
Foreign exchange loss (gain)	58,164	(278,726)
Gain from reduction in referral fee	(105,523)	-
Interest accretion and other costs on convertible promissory note	77,263	-
Stock-based compensation expense	137,550	-
Change in contingent consideration	(424,885)	-
Other	(13,236)	(12,258)
Changes in operating assets and liabilities:
Accounts receivable	(2,103,074)	(71,309)
Other assets	(187,077)	215,537
Accounts payable and other liabilities	2,059,820	302,620
Net cash (used in) provided by operating activities	(2,024,504)	617,301
INVESTING ACTIVITIES:
Capital expenditures	(571,217)	(165,913)
Advances to related party	(2,463)	(365,000)
Repayment of advances to related party	2,463	280,209
Acquisitions	(11,536,640)	(275,000)
Net cash used in investing activities	(12,107,857)	(525,704)
FINANCING ACTIVITIES:
Proceeds from IPO of common stock, net of costs in 2014 and 2013	17,167,295	(639,274)
Proceeds from note payable to related party	165,000	1,000,000
Repayments of note payable to related party	(430,591)	(110,000)
Repayments of notes payable - other	(958,400)	(589,452)
Proceeds from line of credit	2,685,000	3,162,985
Repayments of line of credit	(2,500,000)	(2,519,302)
Proceeds from notes payable - convertible note	-	500,000
Net cash provided by financing activities	16,128,304	804,957
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(235)	(236,814)
NET INCREASE IN CASH	1,995,708	659,740
CASH - Beginning of the period	497,944	268,323
CASH - End of period	$2,493,652	$928,063
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition through issuance of promissory note	$-	$1,225,000
Contingent consideration resulting from acquisitions	$4,618,508	$-
Equity resulting from acquisitions	$1,601,678	$-
Conversion of note to common stock	$587,835	$-
Financed assets	$37,114	$6,401
Purchase of insurance through issuance of note	$486,858	$-
Accrued IPO-related costs	$-	$15,000
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$5,230	$23,339
Interest	$129,857	$100,644

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

On July 28, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold 4,080,000 shares of common stock at a price to the public of $5.00 per share, generating net proceeds of $16.3 million. The common stock began trading on the NASDAQ Capital Market under the ticker symbol “MTBC.” Of the net proceeds received from the IPO, $11.40 million was used to fund the cash portion of the purchase price of three revenue cycle management companies, Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc., and pay for approximately $600,000 of acquisition costs. See Note 4 for additional information.

2.	REstatement

The Company has restated its condensed consolidated balance sheet as of September 30, 2014, the related condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014, and the related condensed consolidated statements of shareholders’ equity and cash flows for the nine months ended September 30, 2014, along with certain related notes to such restated condensed consolidated financial statements.

The Company determined that the restatement was necessary after investigating the treatment of contingent consideration in connection with the 2014 acquisitions (see Note 4), and determining that even though such consideration was in the form of shares of the Company’s common stock, the fair value of a portion of this consideration should be recorded as a liability instead of as equity until the contingency is resolved and the final number and value of the shares issued is determined. The portion of the purchase price paid in the form of the Company’s common stock that is subject to the achievement of specified revenue targets has been recorded as contingent consideration. The balance of the purchase price paid with the Company’s common stock that is not subject to revenue targets has been recorded as equity. The contingent consideration is remeasured at fair value at the end of each reporting period until the contingency is resolved and the Company recognizes changes in fair value in earnings each period.

The Company has also corrected an immaterial error within the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 to reflect the effects of a valuation allowance against deferred tax assets related to the foreign currency translation adjustment.

The effects of both the material and immaterial restatements on the condensed consolidated financial statements as of September 30, 2014 and for the three and nine months then ended, are as follows:

CONDENSED CONSOLIDATED BALANCE SHEET

	As Previously Reported	Adjustment	As Restated
CURRENT LIABILITIES:
Contingent consideration	$-	$4,193,622	$4,193,622
Total current liabilities	5,504,015	4,193,622	9,697,637
SHAREHOLDERS' EQUITY:
Common stock	11,000	(1,288)	9,712
Additional paid-in capital	23,475,868	(4,617,219)	18,858,649
Accumulated deficit	(3,889,591)	424,885	(3,464,706)
Total shareholders' equity	19,320,711	(4,193,622)	15,127,089

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Previously Reported		Adjustment		As Restated

	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
	Ended September	Ended September	Ended September	Ended September	Ended September	Ended September
	30, 2014	30, 2014	30, 2014	30, 2014	30, 2014	30, 2014
OPERATING EXPENSES:
Change in contingent consideration	$-	$-	$(424,885)	$(424,885)	$(424,885)	$(424,885)
Total operating expenses	8,841,943	14,735,353	(424,885)	(424,885)	8,417,058	14,310,468
LOSS BEFORE INCOME TAXES	(2,791,548)	(3,781,277)	424,885	424,885	(2,366,663)	(3,356,392)
INCOME TAX PROVISION	474,091	157,435	-	-	474,091	157,435
NET LOSS	(3,265,639)	(3,938,712)	424,885	424,885	(2,840,754)	(3,513,827)
NET LOSS PER SHARE
Basic and diluted net loss per share	$(0.35)	$(0.61)	$0.01	$0.04	$(0.34)	$(0.57)
Weighted-average basic and diluted shares outstanding	9,260,534	6,503,258	(901,816)	(303,908)	8,358,718	6,199,350

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	As Previously Reported	Adjustment	As Restated
OPERATING ACTIVITIES:
Net loss	$(3,938,712)	$424,885	$(3,513,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in contingent consideration	-	(424,885)	(424,885)
Net cash used in operating activities	(2,024,504)	-	(2,024,504)
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions through issuance of common stock	6,610,184	(6,610,184)	-
Contingent consideration resulting from acquisitions	-	4,618,508	4,618,508
Equity resulting from acquisitions	-	1,601,678	1,601,678

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

	As Previously Reported	Adjustment	As Restated
Shares issued to acquired businesses	1,699,796	(1,287,529)	412,267
Common Stock	$1,700	$(1,288)	$412
Additional paid-in capital	6,218,485	(4,617,219)	1,601,266

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	As Previously Reported		Adjustment		As Restated

	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
	Ended September	Ended September	Ended September	Ended September	Ended September	Ended September
	30, 2014	30, 2014	30, 2014	30, 2014	30, 2014	30, 2014
Net loss	$(3,265,639)	$(3,938,712)	$424,885	$424,885	$(2,840,754)	$(3,513,827)
Foreign currency translation adjustment	(124,584)	52,733	(81,657)	(141,945)	(206,241)	(89,212)
Comprehensive Loss	(3,390,223)	(3,885,979)	343,228	282,940	(3,046,995)	(3,603,039)

3.	BASIS OF PRESENTATION

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

4.	ACQUISITIONS

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”; and collectively with Omni and Practicare, the “Acquired Businesses”). The Company expects that these acquisitions will add a significant number of clients to the Company’s customer base and similar to other acquisitions, will broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Subsequent to the acquisition, the Company agreed to accept 10% of the cash collected related to July 2014 revenue and pay 10% of the July 2014 expenses for July 2014 for two of the Acquired Businesses and to forego any collections related to July 2014 revenue and pay no expenses related to July 2014 for the remaining Acquired Business.

The aggregate preliminary purchase price for the Acquired Businesses amounted to approximately $17.8 million, based on the common stock price of $3.89 per share, consisting of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO on that date and 1,699,796 shares of common stock with a fair value of approximately $6.2 million based on the common stock price, subject to certain adjustments. Included in the consideration paid is $590,302 of cash and 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements, less a fair value adjustment of $390,000 which reflects the estimated value of shares in escrow which might be forfeited by the Acquired Businesses based on changes in revenue during the 12 months after the acquisitions. The cash escrow will be released 120 days after the acquisitions were completed, unless required to satisfy certain indemnification claims. 254,970 shares will be released to the sellers after six months, 157,298 shares will be released after nine months, and the remaining shares will be released after 12 months, subject to adjustments for changes in revenue.

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

The adjustments to the contingent consideration for each of the Acquired Businesses will be based on the revenues generated from the acquired customers in the 12 months following the closing, as compared to the revenues generated by each of the Acquired Businesses in the four quarters ended March 31, 2014.

For each of Omni, Practicare and CastleRock, no adjustment will be made unless the variance is greater than 10%, 5% and 20%, respectively.

For each of the Acquired Businesses, the number of shares to be cancelled or issued as applicable will be calculated using a pre-determined formula in each of the purchase agreements.

As of the acquisition date, the Company recorded $4.6 million as the preliminary fair value of the contingent consideration liability as additional purchase price. During the three and nine months ended September 30, 2014, the Company recorded a fair value reduction of $425,000 to the contingent consideration primarily due to a decrease in the Company’s stock price. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations. The portion of purchase price paid with the Company’ common stock that is not contingent upon achieving specified revenue targets has been recorded in equity.

If the performance measures required by the 2014 purchase agreements are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement. If the price of the Company’s common stock increases, the Company may pay more than the recorded amount. Settlements will be exclusively in the form of the Company’s common stock.

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

	Common Stock			Acquired	Contingent Consideration	Total
	Shares	Value	Cash	Backlog	Adjustment	Consideration
	(in thousands)
Omni	1,049	$4,079	$6,655	$103	$(129)	$10,708
Practicare	292	1,137	2,394	17	(260)	3,288
CastleRock	359	1,395	2,339	28	(1)	3,761
Total	1,700	$6,611	$11,388	$148	$(390)	$17,757

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

The pro forma information below represents condensed consolidated results of operations as if the acquisition of the Acquired Businesses occurred on January 1, 2013 and Metro Medical occurred on January 1, 2012. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above respective dates, nor is it necessarily indicative of future results. For Metro Medical and each of the Acquired Businesses, we have identified revenue from customers who cancelled their contracts prior to MTBC’s acquisition of such customers’ contracts. Such revenue is excluded from the pro forma information below, since MTBC did not pay for these customers and will not generate revenues from those customers. The 2014 pro forma net (loss) was adjusted in exclude $29,000 and $134,000 of acquisition-related costs incurred during the three and nine months ended September 30, 2014. The 2013 pro forma net loss for the three and nine months ended September 30, 2013 was adjusted to include these charges. The pro forma net loss for the three and nine months ended September 30, 2014 includes the effect of the change in the contingent consideration of $425,000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013
Total revenue	$7,359,464	$7,622,033	$22,110,379	$22,357,301
Net (loss)	$(2,351,144)	$(1,629,098)	$(4,821,622)	$(6,011,913)
Net (loss) per share	$(0.28)	$(0.32)	$(0.78)	$(1.18)

5.	Intangible Assets – NET

Intangible assets-net as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
Contracts and relationships acquired	$11,882,988	$2,939,988
Non-compete agreements	1,252,272	281,272
Software purchased	44,348	85,588
Total intangible assets	13,179,608	3,306,848
Less: accumulated amortization	(3,189,386)	(1,772,068)
Intangible assets - net	$9,990,222	$1,534,780

Amortization expense was $1,620,528 and $496,462 for the nine months ended September 30, 2014 and 2013, respectively, and $1,185,890 and $254,287 for the three months ended September 30, 2014 and 2013, respectively. The weighted-average amortization period is three years.

As of September 30, 2014, future amortization expense scheduled to be expensed is as follows:

Years Ending
December 31
2014 (three months)	$1,037,392
2015	3,828,395
2016	3,470,547
2017	1,653,888
Total	$9,990,222

6.	Concentrations

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

Carrying amounts of net assets located in Pakistan were $888,359 and $114,997 as of September 30, 2014 and December 31, 2013, respectively. These balances exclude intercompany receivables of $2,325,164 and $2,552,280 as of September 30, 2014 and December 31, 2013, respectively. The following is a summary of the net assets located in Pakistan as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Current assets	$1,100,594	$529,260
Non-current assets	840,877	448,397
	1,941,471	977,657
Current liabilities	(1,051,480)	(859,062)
Non-current liabilities	(1,632)	(3,598)
	$888,359	$114,997

7.	NET LOss per share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic:
Net loss	$(2,840,754)	$(138,022)	$(3,513,827)	$(268,035)
Weighted-average shares used in computing basic earnings per share	8,358,718	5,101,770	6,199,350	5,101,770
Net loss per share - Basic	$(0.34)	$(0.03)	$(0.57)	$(0.05)
Diluted:
Net loss	$(2,840,754)	$(138,022)	$(3,513,827)	$(268,035)
Weighted-average shares used in computing diluted earnings per share	8,358,718	5,101,770	6,199,350	5,101,770
Net loss per share - Diluted	$(0.34)	$(0.03)	$(0.57)	$(0.05)

During the three and nine months ended September 30, 2014, 171,000 and 388,500 restricted share units (“RSUs”) respectively, were granted and have been excluded from the above calculation as they were anti-dilutive. The net loss per share - basic excludes 1,287,529 of contingently issuable shares. The net loss per share - diluted does not include any contingently issuable shares as the effect would be dilutive and no shares would be released based on the revenue to date generated by the Acquired Businesses.

8.	Debt

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

Maturities of notes payable as of September 30, 2014 are as follows:

Year Ending December 31	Liability Against Assets Subject to Finance Lease	Metro Medical	Loan from Related Party	Bank Direct Capital Finance	Honda Financial Services	Total
2014 (three months)	$1,786	$154,662	$-	$97,211	$904	$254,563
2015	2,632	421,989	470,089	156,893	5,926	1,057,529
2016	1,053	-	-	-	6,192	7,245
Thereafter	-	-	-	-	19,092	19,092
Total	$5,471	$576,651	$470,089	$254,104	$32,114	$1,338,429

9.	Commitments and Contingencies

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

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, including amounts for related party leases described in Note 10, amounted to $492,578 and $311,023 for the nine months ended September 30, 2014 and 2013, respectively, and $284,313 and $108,654 for the three months ended September 30, 2014 and 2013, respectively.

Acquisitions — In connection with the acquisition of the Acquired Businesses, contingent consideration is payable in the form of common stock during the third quarter of 2015. If the performance measures are not achieved, the Company may pay less than the recorded amount, depending on the terms of the arrangement. If the price of the Company’s common stock increases, the Company may pay more than the recorded amount.

10.	Related PARTIES

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

The CEO of the Company guaranteed the Company’s existing line of credit with the TD Bank and the loan with Santander Bank (see Note 8).

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

11.	Employee Benefit PlanS

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

12.	STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation charged to Condensed Consolidated Statements of Operations:
Direct operating costs	$754	$-	$754	$-
General and administrative	74,642	-	136,796	-
Total stock-based compensation expense	$75,396	$-	$137,550	$-

13.	INCOME TAXES

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

14.	OTHER INCOME (EXPENSE) – NET

Other income (expense)-net for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign exchange gains (losses)	$112,764	$131,652	$(74,006)	$218,297
Other	(36,493)	3,263	(34,656)	17,560
Other income (expense) - net	$76,271	$134,915	$(108,662)	$235,857

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

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Contingent Consideration

The Company’s potential contingent consideration of $4,193,622 as of September 30, 2014 relating to the 2014 acquisitions are Level 3 liabilities. The fair value of the contingent consideration is primarily driven by the price of the Company’s common stock on the Nasdaq Capital Market, an estimate of revenue to be recognized by the Company from the Acquired Businesses during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If revenue from an acquisition exceeds the trailing revenue shown in the Company’s prospectus, or the Company’s stock price exceeds the price on July 28, 2014, the date of the acquisitions, the consideration could exceed the original estimated contingent consideration. Discount rates are estimated by using government bond yields.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurement
Balance at December 31, 2013	$-
Contingent consideration from 2014 acquisitions	4,618,507
Change in fair value	(424,885)
Balance at September 30, 2014	$4,193,622

16.	Accumulated OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance - January 1, 2014	$(187,354)	$(187,354)
Other comprehensive loss during the period	(89,212)	(89,212)
Balance - September 30, 2014	$(276,566)	$(276,566)

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q/A are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases are used to identify forward-looking statements in this presentation. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Item 2 include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include the challenges of acquiring and integrating other businesses into our infrastructure; risks associated with our operations in Pakistan and; our inability to evolve to the changes in the highly competitive industry in which we currently operate, as well as other factors set forth in our prospectus dated July 22, 2014, filed with the SEC on July 23, 2014, under the heading, “Risk Factors.”

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q/A are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q/A.

All references to “MTBC,” “Medical Transcription Billing, Corp.,” “we,” “us,” “our” or the “Company” mean Medical Transcription Billing, Corp. and its subsidiaries, except where it is made clear that the term means only the parent company.

Restatement

As discussed in the Explanatory Note to this Form 10-Q/A and in Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q/A, we are restating our condensed consolidated financial statements and related disclosures as of September 30, 2014 and for the three and nine months ended September 30, 2014. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted EBITDA does not reflect the value of stock-based compensation expense;
•	Adjusted EBITDA does not reflect non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures; and
•	Adjusted EBITDA does not reflect nonrecurring transaction or acquisition-related costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts.
•	Adjusted EBITDA does not reflect changes in contingent consideration.

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue: for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Revenue	$6,012,867	$2,946,945	$11,198,546	$7,489,178

GAAP net loss	$(2,840,754)	$(138,022)	$(3,513,827)	$(268,035)

Provision for income taxes	474,091	18,437	157,435	34,180
Net interest expense	38,743	37,810	135,808	84,953
Other (income) expense- net	(76,271)	(134,915)	108,662	(235,857)
Stock-based compensation expense	75,396	-	137,550	-
Depreciation and amortization	1,252,188	311,321	1,793,289	675,415
Nonrecurring transaction costs	623,513	111,500	712,061	252,735
Changes in contingent consideration	(424,885)	-	(424,885)	-
Adjusted EBITDA	$(877,979)	$206,131	$(893,907)	$543,391

Adjusted EBITDA Margin	(14.6)%	7.0%	(8.0)%	7.3%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect nonrecurring transaction or acquisition-related costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts.
•	Adjusted Net Income does not reflect changes in contingent consideration.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three and nine month periods ended September 30, 2014 compared to the three and nine month periods ended September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net loss	$(2,840,754)	$(138,022)	$(3,513,827)	$(268,035)

Other (income) expense- net	(76,271)	(134,915)	108,662	(235,857)
Stock-based compensation expense	75,396	-	137,550	-
Amortization of purchased intangible assets	1,035,913	250,565	1,466,811	489,658
Nonrecurring transaction costs	623,513	111,500	712,061	252,735
Changes in contingent consideration	(424,885)	-	(424,885)	-
Non-GAAP Adjusted Net Income	$(1,607,088)	$89,128	$(1,513,628)	$238,501

End of period shares-diluted	10,999,133	5,101,770	10,999,133	5,101,770

Non-GAAP Adjusted Net Income per Diluted Share	$(0.15)	$0.02	$(0.14)	$0.04

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
GAAP net loss per share	$(0.26)	$(0.03)	$(0.32)	$(0.05)

Other (income) expense- net	(0.01)	(0.03)	0.01	(0.05)
Stock-based compensation expense	0.01	-	0.01	-
Amortization of purchased intangible assets	0.09	0.06	0.14	0.09
Nonrecurring transaction costs	0.06	0.02	0.06	0.05
Changes in contingent consideration	(0.04)	-	(0.04)	-
Non-GAAP Adjusted Net Income per Diluted Share	$(0.15)	$0.02	$(0.14)	$0.04

End of period shares-diluted	10,999,133	5,101,770	10,999,133	5,101,770

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of the period September 30, 2014, including the shares which were issued but are subject to forfeiture and considered contingent consideration, in order to provide comparability between periods in 2014. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per diluted share as the Company has sufficient carryforward losses to offset the applicable income taxes.

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

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of the Acquired Businesses based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration is remeasured at fair value at the end of each reporting period until the contingency is resolved. The Company recognizes changes in fair value in earnings each period.

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

As a result of the 2014 acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing both changes in the fair value of the Company’s common stock and the probability of an adjustment to the purchase price. The fair value of the contingent consideration is primarily driven by the price of the Company’s common stock on the Nasdaq Capital Market, an estimate of revenue to be recognized by the Company from the Acquired Businesses during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If revenue from an acquisition exceeds the trailing revenue shown in the Company’s prospectus, or the Company’s stock price exceeds the price on July 28, 2014, the date of the acquisitions, the consideration could exceed the original estimated contingent consideration. Discount rates are estimated by using government bond yields.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	61.1%	45.4%	53.0%	42.5%
Selling and marketing	0.9%	2.2%	1.5%	2.5%
General and administrative	61.7%	46.0%	57.5%	47.2%
Change in contingent consideration	(7.1)%	0.0%	(3.8)%	0.0%
Research and development	2.6%	3.2%	3.5%	3.9%
Depreciation and amortization	20.8%	10.6%	16.0%	9.0%
Total operating expenses	140.0%	107.4%	127.7%	105.1%

Operating loss	(40.0)%	(7.4)%	(27.7)%	(5.1)%

Interest expense — net	0.6%	1.3%	1.2%	1.1%
Other income — net	1.3%	4.6%	(1.0)%	3.1%
Loss before for income taxes	(39.3)%	(4.1)%	(29.9)%	(3.1)%
Income tax provision	7.9%	0.6%	1.4%	0.5%
Net loss	(47.2)%	(4.8)%	(31.3)%	(3.5)%

Comparison of the Three and Nine Months ended September 30, 2013 and 2014

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues	$6,012,867	$2,946,945	$3,065,922	104%	$11,198,546	$7,489,178	$3,709,368	50%

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Direct operating costs	$3,671,029	$1,337,302	$2,333,727	175%	$5,934,319	$3,186,566	$2,747,753	86%
Selling and marketing	54,825	64,758	(9,933)	(15)%	169,660	184,075	(14,415)	(8)%
General and administrative	3,709,838	1,355,717	2,354,121	174%	6,441,603	3,537,003	2,904,600	82%
Research and development	154,063	94,537	59,526	63%	396,482	290,878	105,604	36%
Change in contingent consideration	(424,885)	-	(424,885)		(424,885)	-	(424,885)
Depreciation	66,298	57,034	9,264	16%	172,761	178,953	(6,192)	(3)%
Amortization	1,185,890	254,287	931,603	366%	1,620,528	496,462	1,124,066	226%
Total operating expenses	$8,417,058	$3,163,635	$5,253,423	166%	$14,310,468	$7,873,937	$6,436,531	82%

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

Contingent Consideration. The decrease in the contingent consideration liability of $425,000 for the three and nine months ended September 30, 2014 primarily resulted from a decrease in the price of the Company’s common stock from the date of acquisition to September 30, 2014.

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

Operating Activities

Cash used in operating activities was $2.0 million during the nine months ended September 30, 2014, compared to $617,000 cash provided by operating activities during the nine months ended September 30, 2013. The net loss increased by $3.2 million, of which $1.1 million was additional depreciation and amortization, $123,000 was additional provision for taxes and $138,000 was stock-based compensation. Cash operating expenses grew $2.3 million faster than revenue during the nine months ended September 30, 2014. Most of the incremental expense occurred during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, and primarily consisted of $483,000 of one-time bonuses paid to employees with at least a year of service at the time of the IPO, transaction costs of $712,000, $420,000 of incremental expenses due to the growth of the team in Pakistan which will offset costs in the United States in future periods, and $433,000 of additional costs of being a public company, including audit fees, compensation for outside directors and increased premiums for liability insurance.

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

Contractual Obligations and Commitments

We have contractual obligations under our line of credit, notes issued in connection with our pre-2014 acquisitions and contingent consideration in connection with the 2014 acquisitions. We also maintain operating leases for property and certain office equipment. There have been no other significant developments with respect to our contractual obligations since December 31, 2013. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s prospectus dated July 22, 2014, and filed with the SEC on July 23, 2014.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risks

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.§1350.
32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: March 31, 2015

