Form 10-K
period 2014-12-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2015-03-31
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-192989

MEDICAL TRANSCRIPTION BILLING, CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Under the Jumpstart Our Business Start startups Act of 2012, or the JOBS Acts, Medical Transcription Billing, Corp. qualifies as an “emerging growth company.”

As of June 30, 2014, (the last business day of the registrant’s most recently completed second fiscal quarter), there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Capital Market on July 28, 2014.

As of September 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $18,277,442. (Based on the last reported trading price of the Common Stock of $3.56 per share on that date, as reported on the NASDAQ Capital Market).

At March 25, 2015, the registrant had 10,999,133 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases are used to identify forward-looking statements in this presentation. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Annual Report on Form 10-K.

You should read this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

All references to “MTBC,” “Medical Transcription Billing, Corp.,” “we,” “us,” “our” or the “Company” mean Medical Transcription Billing, Corp. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I

Item 1. Business

Our Company

Medical Transcription Billing, Corp. is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory care settings. Our integrated Software-as-a-Service (or SaaS) platform helps our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. In addition to our experienced team in the United States, we employ a highly educated workforce of more than 2,000 people in Pakistan, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges, including the Patient Protection and Affordable Care Act (“Affordable Care Act”), on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro includes:

•	Practice management solutions and related tools, which facilitate the day-to-day operation of a medical practice;
•	Electronic health records (or EHR), which is easy to use, highly ranked, and allows our customers to reduce paperwork and qualify for government incentives;
•	Revenue cycle management (or RCM) services, which include end-to-end medical billing, analytics, and related services; and
•	Mobile Health (or mHealth) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

As of December 31, 2014, we served approximately 980 practices (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) representing approximately 2,200 providers, practicing in approximately 60 specialties and subspecialties, in 43 states. As of December 31, 2013, we served approximately 450 practices representing approximately 1,110 providers, practicing in approximately 50 specialties and subspecialties, in 36 states. Approximately 98% of the practices we serve consist of one to ten providers, with the majority of the practices we serve being primary care providers. However, our solutions are scalable and are appropriate for larger healthcare practices across a wide range of specialty areas. In fact, our customer with the largest number of providers is a hospital-based group with 125 providers.

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold approximately 4 million shares at a price to the public of $5.00 per share.

On July 28, 2014, the Company purchased the assets of three medical billing companies, Omni Medical Billing Services, LLC, (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock,” and collectively with Omni and Practicare, the “Acquired Businesses”), for a combination of cash and stock.

Employees

Including the employees of our subsidiaries, as of March 2015 we employed approximately 2,200 people worldwide on a full-time basis. We also use the services of a number of part time employees. In addition, all officers work on a full-time basis. Over the next twelve months, we anticipate hiring additional employees only if business revenues increase or our operating requirements warrant such hiring.

Our Growth Strategy

Our growth strategy includes acquiring smaller revenue cycle management companies and then migrating the customers of those companies to our solutions. The revenue cycle management service industry is highly fragmented, with many local and regional revenue cycle management companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We estimate that there are more than 1,500 companies in the United States providing revenue cycle management services and that no one company has more than a 5% share of the market. We further believe that it is becoming increasingly difficult for traditional revenue cycle management companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

In addition, our growth strategy includes strategic partnerships with other industry participants, including electronic health records vendors, in which the vendors refer customers to our services. While we offer our own electronic health records, our strategy includes providing integrated offerings utilizing third party electronic health records while offering customers MTBC’s revenue cycle management, practice management and mobile health capabilities. We have recently hired a Vice President of Sales and intend to hire additional sales and marketing executives to spearhead our customer acquisition initiative, which will include growing existing and developing new strategic partnerships. We believe that these new team members will also be able to successfully leverage the network of relationships of the medical billing companies that we acquired in 2014 and our existing network. By devoting greater resources to sales and marketing, we expect that our organic growth will increase more rapidly, as our current organic growth is driven primarily by customer referrals and internet search engine optimization techniques.

Industry Overview

The modern American healthcare industry is characterized by inefficiencies, waste, complexity, an underutilization of technology and a lack of transparency. According to a report issued by the Institute of Medicine, approximately $2.6 trillion was spent in the United States on healthcare in 2011, of which $750 billion was wasteful spending that does not improve the quality of care that patients receive. An April 2012 study cited by Health Affairs, a health policy journal, estimates that between $476 billion and $992 billion of healthcare spending in 2011 was wasted, with a third of that waste being funded by Medicare and Medicaid programs. According to the Centers for Medicare and Medicaid Services Health, spending is projected to grow at an average rate of 5.7 percent for 2013-2023, 1.1 percentage points faster than expected average annual growth in the Gross Domestic Product (GDP). Healthcare spending in the United States is widely viewed as growing at an unsustainable rate, and policymakers and payers are continuously seeking ways to reduce that growth.

The Affordable Care Act and other recent legislative, regulatory and industry drivers are directed toward addressing many of these challenges. For decades, the U.S. healthcare delivery system has been characterized by a vast cottage industry of small, independent practices functioning in a low-technology fee-for-service environment. During 2013, there were more than 500,000 U.S. physicians practicing in ambulatory care settings and it is estimated that approximately 70% of these providers are practicing in groups with 10 or fewer physicians. Recent changes in the industry, including legislative reform and increasing reimbursement complexity, have created significant opportunities for MTBC, as traditional practice tools are not well-suited for the modern medical practice.

Increasingly complex reimbursement processes. New laws and payer requirements have further complicated insurance reimbursement processes. For example, Medicare, Medicaid and commercial insurances are increasingly requiring proof of adherence to best practices and improved patient health outcomes to support full reimbursement. Moreover, an upcoming shift to a new generation of insurance codes will dramatically increase the complexity associated with selecting appropriate procedure and diagnosis codes needed to support proper claim reimbursement.

Movement toward healthcare information technology. Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use electronic health records technology. Beginning in 2015, providers who are not meaningfully using this technology incur penalties and these penalties will increase every year through 2019. While these incentives and looming penalties have encouraged many providers to adopt and meaningfully use electronic health records software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges.

Shift in Focus to Preventive Care. In an effort to avoid the negative health effects and increased costs associated with undetected and untreated chronic conditions, the Affordable Care Act requires most health insurance plans to provide co-payment and deductible-free coverage for preventive health services, such as annual well visits. Many believe that this shift in focus will, in the long-term, reduce costs and improve patient health.

Inaccessibility of critical data. To thrive in the emerging healthcare landscape, healthcare practices need timely information, such as health insurance plan eligibility and coverage details, provider performance and productivity data and clinical and reimbursement benchmarking. However, we believe that most small and medium size practices do not have access to this type of real-time data, business intelligence and analytical tools and thus struggle to efficiently operate their practices and make optimal decisions.

Competition

The market for practice management, EHR and RCM information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc.

Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the HITECH Act, and consolidation in both the information technology and healthcare industries. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

Our Solution

We believe that our fully integrated solutions uniquely address the challenges in the industry, including those presented by the Affordable Care Act. Our solutions dramatically simplify the complexities inherent in the reimbursement process and thereby deliver objectively superior results, such as reduced claim denial rates, improved customer days in accounts receivable, reduced patient no-shows, increased well visit encounters and reimbursement. Our solutions empower our customers with the real-time data they need to be efficient and make better decisions, such as real-time insurance eligibility and deductible details, provider productivity details and payer benchmarking.

Our fully integrated suite of technology and business service solutions is designed to enable healthcare practices to thrive in the midst of a rapidly changing environment in which managing reimbursement, clinical workflows and day-to-day administrative tasks is becoming increasingly complex, costly and time-consuming. Moreover, the standard offering fee for our complete, integrated, end-to-end solution is 5% of a practice’s healthcare-related revenues plus a nominal one-time setup fee, and is among the lowest in the industry.

Our Business Strategy

Our objective is to become the leading provider of integrated, end-to-end software and business service solutions to healthcare providers practicing in an ambulatory setting. To achieve this objective, we employ the following strategies:

•	Provide comprehensive practice management, electronic health records, revenue cycle management and mobile health solutions to small and medium size healthcare practices. We believe that physician practices are in need of an integrated, end-to-end solution, such as the solution that MTBC provides, to manage the different facets of their businesses, from clinical documentation to claim submission and financial reporting.

•	Provide exceptional customer service. We realize that our success is tied directly to our customers’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to customer service activities.

•	Leverage significant cost advantages provided by our skilled offshore workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce primarily based in Pakistan. We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

•	Pursue strategic acquisitions. Approximately 69% of our current practices and 66% of our current year’s revenue were obtained through strategic transactions with revenue cycle management companies including the Acquired Businesses. With most of our acquisition transactions, our goal is to retain the acquired customers over the long-term and migrate those customers to our platform soon after closing. On June 30, 2013, we completed the acquisition of Metro Medical and successfully migrated 86% of acquired customers to PracticePro within eighteen months of closing. For the year ended December 31, 2014 revenue from the Metro Medical customers we acquired was 67% of the revenue generated from these customers in the year ended December 31, 2013. In our three most recent acquisitions completed on July 28, 2014, Omni, CastleRock and Practicare, we successfully migrated 72% of acquired customers to PracticePro within five months of closing, and retained 92% of acquired customers during the first five months following the acquisition.

•	Leverage strategic partnerships. A portion of our current customers were initially referred to MTBC by one of our existing or former channel partners. We recently entered into new channel partnership agreements with various industry-leading vendors, including another leading electronic health records vendor and a paper-based clinical solution vendor. In conjunction with these partnerships, we help ‘round-out’ our partners’ service offerings, while receiving referrals and sharing a portion of our revenues with these partners. We entered into a revenue sharing agreement with Valiant Management Solutions, Inc. (“Valiant”) on October 30, 2014. MTBC will pay 30% of the total revenue collected from Valiant’s customers to Valiant for 36 consecutive months beginning in December 2014. During the year ended December 31, 2014 we recorded approximately $262,000 of revenue from the customers serviced under this revenue sharing agreement and have recorded a liability of approximately $43,000 to Valiant representing their 30% share of the revenue billed.

Our Service Offerings

We offer a suite of fully-integrated, web-based SaaS platform and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with measureable outcomes. The four primary components of our proprietary web-based suite of services are: (i) practice management applications, (ii) a certified electronic health records solution, (iii) revenue cycle management services and (iv) mobile health applications.

Our flagship product, PracticePro, provides our clients with a seamlessly-integrated, end-to-end solution. Our web-based electronic health records are also available to customers as a standalone product. We regularly update our software platform with the goal of staying on the leading edge of industry developments, payer reimbursements trends and new regulations.

Web-based Practice Management Application

Our proprietary, web-based practice management application automates the labor-intensive workflow of a medical office in a unified and streamlined SaaS platform. The various functions of the platform collectively support the entire workflow of the day-to-day operations of a medical office in an intuitive and user-friendly format. For example, our platform provides office staff with real-time insurance details to allow them to more efficiently collect patient payments; its automated appointment reminders reduce patient no-show rates, and scheduling functionality results in increased reimbursable patient well visit appointments. A simple, individual and secure login to our web-based platform gives physicians, other healthcare providers and staff members’ access to a vast array of real time practice management data which they can access at the office or from any other location where they can access the Internet. Users can customize the “Practice Dashboard” to display only the most useful and relevant information needed to carry out their particular functions. We believe that this streamlined and centralized automated workflow allows providers to focus on delivering quality patient care rather than office administration.

Web-based Electronic Health Records

Our web-based electronic health records solution is one of the approximately 300 unique ambulatory electronic health record products that, as of February, 2015, has received 2014 Edition ONC-ACB certification as a Complete Ambulatory electronic health records solution. Moreover, in a previous study, KLAS, a leading independent industry assessor of healthcare information technology products, issued its annual electronic health records ranking and MTBC placed number five in our target market of one to ten providers, outperforming most leading electronic health records. A healthcare provider can use our solution to demonstrate “meaningful use” under federal law to earn incentives and avoid penalties. Our web-based electronic health records allow a provider to view all patient information in one online location, thus avoiding the need for numerous charts and records for each patient. Utilizing our web-based electronic health records solution, providers can track patients from their initial appointments; chart clinical data, history, and other personal information; enter and submit claims for medical services; and review and respond to queries for additional information regarding the billing process. Additionally, the electronic health record software delivers a robust document management system to enable providers to transition to paperless environments. The document management function makes available electronic connectivity between practitioners and patients, thereby streamlining patient care coordination and communications.

Revenue Cycle Management and other Technology-driven Business Services

Our proprietary revenue cycle management offering is designed to improve the medical billing reimbursement process, allowing healthcare providers to accelerate and increase collections, reduce errors in submission and streamline workflow to free up practitioners to focus on patient care. Customers using PracticePro will generally see an improvement in their collections, as illustrated by the following for 2014:

•	Our first pass acceptance rate is approximately 97%.
•	Our first pass resolution rate is approximately 96%.
•	Our clients’ median days in accounts receivable is 35 days for primary care and 38 days for combined specialties.

These rates are among the most competitive in the industry and compare favorably with the performance of our largest competitor, among others. Our revenue cycle management service employs a proprietary rules-based system designed and constantly updated by our knowledgeable workforce, who screens and scrubs claims prior to submission for payment.

Mobile Health Solutions

The functionality of our cloud-based platform is extended to mobile devices through our integrated suite of mobile health applications. These mobile health applications include physician end-user tools that support, among other things, electronic prescribing, the capture of billing charges in the current medical coding formats, and the creation and secure transfer of clinical audio notes that are converted into text and billing charges. We also offer iCheckIn, a patient check-in app for iOS and Android-based tablet devices. Our patient applications allow patients to access their medical information, securely communicate with their doctors’ office, schedule appointments, request prescription refills, pay balances and check-in for office appointments.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2014 43.8% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. In addition, 9.5% of the shares and voting power of our common stock is held by the former shareholders of Omni, one of the Acquired Businesses.

Corporate Information

We were incorporated in Delaware on September 28, 2001 under the name Medical Transcription Billing, Corp. Our principal executive offices are located at 7 Clyde Road, Somerset, New Jersey 08873, and our telephone number is (732) 873-5133. Our website address is www.mtbc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this document.

MTBC, MTBC.com and A Unique Healthcare IT Company, and other trademarks and service marks of MTBC appearing in this Annual Report on Form 10-K are the property of MTBC. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of the last day of the fiscal year following the fifth anniversary of the completion of our IPO dated July 23, 2014, the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, the date on which we are deemed to be a large accelerated filer (this means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year), or the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

•	We will present only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations.

•	We will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

•	We will provide less extensive disclosure about our executive compensation arrangements.

•	We will not require shareholder non-binding advisory votes on executive compensation or golden parachute arrangements.

However, we are choosing to “opt out” of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards.

Where You Can Find More Information

Our website address, which we use to communicate important business information, can be accessed at: www.mtbc.com. We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC Internet site (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

We are a smaller reporting company as defined by 17C.F.R. 229.10(f)(1) and are not required to provide information under this item.

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a lease, the terms of which expire on September 30, 2017. Additionally, we lease approximately 48,100 square feet of office space and computer server facilities in Pakistan. During 2014, the Company subleased office space in several U.S. cities from each of the Acquired Businesses, and entered into a one year lease in one city. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no material legal proceedings pending or threatened against us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and trading on the NASDAQ Capital Market under the symbol “MTBC” since July 23, 2014. Prior to July 23, 2014, there was no established public trading market for our common stock.

The following table presents information on the high and low sales prices per share as reported on the NASDAQ Capital Market for our common stock for the periods indicated during such periods:

	2014
	High	Low
Fourth Quarter	$3.64	$2.02
Third Quarter	$5.00	$3.00

No purchases of our common stock were made by us or on our behalf during the quarter ended December 31, 2014.

Holders

As of March 16, 2015 there were 478 holders of record of our common stock.

Dividends

We have not declared a cash dividend on our common stock since we become public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock. The Company is prohibited from paying any dividends without the prior written consent of its senior lender, TD Bank.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2014, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

	(a)	(b)
Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	482,250	868,750
Total	482,250	868,750

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2014 and 2013 as well as the consolidated balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2012, 2011 and 2010 as well as the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing on page F-1 in this Annual Report on Form 10-K. Note 4 of our Consolidated Financial Statements discusses the acquisitions by the Company in 2013 and 2014 which accounts for a significant portion of the increases in revenue and expenses in those years.

Consolidated Statements of Operations Data
	Year ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share data)
Net revenue	$18,303	$10,473	$10,017	$10,089	$9,229
Operating expenses:
Direct operating costs	10,636	4,273	4,257	4,506	3,914
Selling and marketing	253	249	266	198	202
General and administrative	9,943	4,743	4,397	3,832	3,671
Research and development	532	386	396	410	409
Change in contingent consideration	(1,811)	-	-	-	-
Depreciation and amortization	2,791	949	679	546	509
Total operating expenses	22,344	10,600	9,995	9,492	8,705

Operating (loss) income	(4,041)	(127)	22	597	524

Interest (income) expense — net	157	136	74	16	25
Other (expense) income — net	(135)	230	169	133	(112)
(Loss) income before provision for income taxes	(4,333)	(33)	117	714	387
Income tax provision	176	145	-	244	140
Net (loss) income	$(4,509)	$(178)	$117	$470	$247

Weighted average common shares outstanding
Basic and diluted	7,084,630	5,101,770	5,101,770	5,101,770	5,101,770
Net (loss) income per share
Basic and diluted	$(0.64)	$(0.03)	$0.02	$0.09	$0.05

Consolidated Balance Sheet Data	As of December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Cash	$1,049	$498	$268	$408	$302
Working capital - net (1)	(3,559)	(1,621)	(504)	279	(572)
Total assets	23,107	5,773	3,484	2,838	3,537
Long-term debt	49	1,634	330	414	412
Shareholders' equity (deficit)	14,321	118	406	360	(109)

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Adjusted EBITDA	$(1,726)	$1,069	$701	$1,143	$1,033

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with adjusted EBITDA, a non-GAAP financial measure of earnings. Adjusted EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation, amortization, integration and transaction costs and contingent consideration. Our management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. We use this non-GAAP financial measure to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains a reconciliation of net (loss) income to Adjusted EBITDA.

Reconciliation of net (loss) income	Year ended December 31,
to Adjusted EBITDA	2014	2013	2012	2011	2010
	(in thousands)
Net (loss) income	$(4,509)	$(178)	$117	$470	$247
Depreciation	261	234	263	342	322
Amortization	2,530	715	416	204	187
Other income (expense) — net	135	(230)	(169)	(133)	112
Interest expense — net	157	136	74	16	25
Income tax provision	176	144	-	244	140
Stock-based compensation expense	259	-	-	-	-
Integration and transaction costs	1,076	248	-	-	-
Change in contingent consideration	(1,811)	-	-	-	-
Adjusted EBITDA	$(1,726)	$1,069	$701	$1,143	$1,033
13

Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 2,000 people in Pakistan, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

We believe we will also be able to accelerate organic growth by partnering with industry participants, utilizing them as channel partners to offer integrated solutions to their customers. We have entered into arrangements with industry participants from which we began to derive revenue starting in mid-2014, including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We have developed application interfaces with several EHR systems, as well as providers of paper-based clinical forms to create integrated offerings, together with device and lab integration.

Our Pakistan operations accounted for approximately 32% of total expenses for the year ended December 31, 2014 and 48% of expenses for the year ended December 31, 2013. A significant portion of those expenses were personnel-related costs (approximately 78% for the year ended December 31, 2014 and 73% for the year ended December 31, 2013). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired use domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to Pakistan.

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

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures, including cash settled awards based on changes in the stock price;
•	Adjusted EBITDA does not reflect the value of stock-based compensation expense;
•	Adjusted EBITDA does not reflect non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
•	Adjusted EBITDA does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted EBITDA does not reflect changes in contingent consideration.

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013
Net Revenue	$18,303,264	$10,472,751

GAAP net loss	$(4,509,250)	$(177,996)

Provision for income taxes	176,525	144,490
Net interest expense	156,861	136,136
Other expense (income) - net	134,715	(230,146)
Stock-based compensation expense	258,878	-
Depreciation and amortization	2,791,368	948,531
Integration and transaction costs	1,076,480	248,343
Change in contingent consideration	(1,811,362)	-
Adjusted EBITDA	$(1,725,785)	$1,069,358

Adjusted EBITDA Margin	(9.4)%	10.2%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense, including cash settled awards based on changes in the stock price;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted Net Income does not reflect changes in contingent consideration.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013
GAAP net loss	$(4,509,250)	$(177,996)

Other expense (income)	134,715	(230,146)
Stock-based compensation expense	258,878	-
Amortization of purchased intangible assets	2,502,725	705,803
Integration and transaction costs	1,076,480	248,343
Change in contingent consideration	(1,811,362)	-
Non-GAAP Adjusted Net Income	$(2,347,814)	$546,004

End-of-period shares	10,999,133	5,101,770

Non-GAAP Adjusted Net Income per Share	$(0.21)	$0.11

	Year ended December 31,
	2014	2013
GAAP net loss per diluted share	$(0.64)	$(0.03)

GAAP net loss per end-of-period share	(0.41)	(0.03)
Other expense (income)	0.01	(0.05)
Stock-based compensation expense	0.02	-
Amortization of purchased intangible assets	0.23	0.14
Integration and transaction costs	0.10	0.05
Change in contingent consideration	(0.16)	-
Non-GAAP Adjusted Net Income per Share	$(0.21)	$0.11

End-of-period shares	10,999,133	5,101,770

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of the years December 31, 2014 and 2013, including the shares which were issued but are subject to forfeiture and considered contingent consideration, in order to provide insight into results considering the total number of shares which were issued at the time of the acquisitions. Accordingly, the end-of-period diluted shares include 1,287,529 of contingently issuable shares. No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carry forward losses to offset the applicable income taxes. The table below shows the composition of end-of-period shares.

	Year ended December 31,
	2014	2013
Basic and fully diluted shares outstanding	9,711,604	5,101,770
Shares recorded as contingent consideration	1,287,529	-
End-of-period shares	10,999,133	5,101,770

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(Unaudited)
	($ in thousands)
Net revenue	$7,104	$6,013	$2,612	$2,573	$2,984	$2,947	$2,305	$2,237
Operating expenses
Direct operating costs	4,700	3,672	1,112	1,153	1,092	1,337	917	927
Selling and marketing	83	55	45	70	64	65	49	71
General and administrative	3501	3,709	1,447	1,286	1,213	1,356	1,217	958
Research and development	135	154	126	116	95	95	99	97
Change in contingent consideration	(1,386)	(425)	-	-	-	-	-	-
Depreciation and amortization	998	1,252	271	270	274	311	182	182
Total operating expenses	8,031	8,417	3,001	2,895	2,738	3,164	2,464	2,235

Operating (loss) income	(927)	(2,404)	(389)	(322)	246	(217)	(159)	2

Interest expense — net	20	39	47	50	51	38	25	22
Other (expense) income — net	(29)	76	18	(200)	(1)	135	59	37
(Loss) income before provision (benefit) for income taxes	(976)	(2,367)	(418)	(572)	194	(120)	(125)	17
Income tax (benefit) provision	19	474	(129)	(188)	165	18	(37)	(2)
Net (loss) income	$(995)	$(2,841)	$(289)	$(384)	$29	$(138)	$(88)	$19
Net (loss) income per share
Basic and diluted*	$(0.10)	$(0.34)	$(0.06)	$(0.08)	$0.01	$(0.03)	$(0.02)	$0.01

Adjusted EBITDA	$(838)	$(878)	$(8)	$(2)	$516	$206	$163	$184

*Due to the issuance of additional shares of common stock in connection with the Company’s IPO, the aggregate quarterly earnings per share amounts do not equal the full year 2014 amount.

Reconciliation of Net (loss) income to Adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(Unaudited)
	($ in thousands)
Net (loss) income	$(995)	$(2,841)	$(289)	$(384)	$29	$(138)	$(88)	$19
Depreciation	88	66	55	51	54	75	52	52
Amortization	910	1,186	216	219	220	236	130	130
Other expense (income) — net	29	(76)	(18)	200	1	(135)	(59)	(37)
Interest expense — net	20	39	47	50	51	38	25	22
Income tax (benefit) provision	19	474	(129)	(188)	165	18	(37)	(2)
Stock-based compensation expense	123	75	62	-	-	-	-	-
Integration and transaction costs	354	624	48	50	(4)	112	140	-
Change in contingent consideration	(1,386)	(425)	-	-	-	-	-	-
Adjusted EBITDA	$(838)	$(878)	$(8)	$(2)	$516	$206	$163	$184

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

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 64% of our revenue for the year ended December 31, 2014 due to the three Acquired Businesses during the second half of the year and approximately 90% of our revenue for the year ended December 31, 2013.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate was approximately 97% for the year ended December 31, 2014 and 98% for the year ended December 31, 2013, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 96% for the year ended December 31, 2014 and approximately 95% for the year ended December 31, 2013.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 35 days for primary care and 38 days for combined specialties for the year ended December 31, 2014, and approximately 32 days for primary care and 36 days for combined specialties for the year ended December 31, 2013, as compared to the national average of 38, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices. Higher first pass resolution rates and effective follow-up helped us to achieve this rate, which reduces our customers’ collection cycle of claims, leading to increased revenue and customer satisfaction.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our clients who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rate for 2014 and 2013 was 85% each year. The renewal rate for our customers who are also users of our EHR for 2014 and 2013 was 93% and 90%, respectively. The renewal rate for our customers who are meaningful users (i.e., those who successfully attested for meaningful use and earned a bonus) of our EHR for the years ended December 31, 2014 and 2013 was approximately 93% and 95%, respectively. The percentage of our revenue we generated during the years ended December 31, 2014 and 2013 which came from all users of our EHR was 25% and 50%, respectively, and from meaningful users of our EHR was 14% and 27%, respectively.

Providers and Practices Served: As of December 31, 2014, we served over 2,200 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 980 practices. As of December 31, 2013, we served approximately 1,110 providers representing approximately 450 practices.

Sources of Revenue

Revenue: We derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software and mobile health applications as part of the bundled fee. These payments accounted for approximately 92% of our revenues during the year ended December 31, 2014 and approximately 90% of our revenue during the year ended December 31, 2013. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies. During the year ended December 31, 2014, we moved approximately 72% of the customers from the Acquired Businesses to our operating platform.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Our Pakistan operations accounted for approximately 34% and 56% of direct operating costs for the year ended December 31, 2014 and 2013, respectively. The Acquired Businesses represented 48% of direct operating costs in 2014. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses. These have been relatively low in the past (under 2% of our revenue), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in December 2014 we hired a VP of Sales and going forward, we intend to invest in marketing, business development and sales resources to expand our market share, building on our existing customer base.

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

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan office accounted for approximately 28% and 43% of general and administrative expenses for the years ended December 31, 2014 and 2013, respectively. The Acquired Businesses represented 22% of general and administrative expenses in 2014.

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of the Acquired Businesses based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration consists solely of the Company’s common stock and is adjusted to fair value at the end of each reporting period.

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

Our acquisition of Metro Medical during 2013 added $1,156,000 of intangibles to our balance sheet, and our acquisitions of Omni, Practicare and CastleRock during 2014 added $9,150,000 of intangibles. Amortization for the 2014 acquisitions is $1,525,000 for the year ended December 31, 2014.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $122,000 of other expense and $200,000 of other income for the years ended December 31, 2014 and 2013, respectively.

Income Tax. In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2014.

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

We believe that the accounting policies are those policies that involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. For a more detailed discussion of our critical accounting policies, please refer to Note 3 in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

As a result of the 2014 acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing both changes in the fair value of the Company’s common stock and the probability of an adjustment to the purchase price.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year ended December 31,
	2014	2013
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	58.1%	40.8%
Selling and marketing	1.4%	2.4%
General and administrative	54.3%	45.3%
Research and development	2.9%	3.7%
Change in contingent consideration	(9.9)%	0.0%
Depreciation and amortization	15.3%	9.0%
Total operating expenses	122.1%	101.2%

Operating loss	(22.1)%	(1.2)%

Interest expense — net	0.9%	1.3%
Other (expense) income — net	(0.7)%	2.2%
Loss before income taxes	(23.7)%	(0.3)%
Income tax provision	1.0%	1.4%
Net loss	(24.7)%	(1.7)%

Comparison of 2014 and 2013

	Year ended December 31,		Change
	2014	2013	Amount	Percent
Revenues	$18,303,264	$10,472,751	$7,830,513	75%

Revenue. Total revenue of $18.3 million for the year ended December 31, 2014 increased by $7.8 million or 75% from revenue of $10.5 million for the year ended December 31, 2013. Total revenue for the year ended December 31, 2014 included $8.2 million of revenue from customers we acquired on July 28, 2014. The customers from the Acquired Businesses were the primary source of new revenue during the year ended December 31, 2014.

	Year ended December 31,		Change
	2014	2013	Amount	Percent
Direct operating costs	$10,636,851	$4,272,979	$6,363,872	149%
Selling and marketing	253,280	248,975	4,305	2%
General and administrative	9,942,600	4,743,673	5,198,927	110%
Research and development	531,676	386,109	145,567	38%
Change in contingent consideration	(1,811,362)	-	(1,811,362)	100%
Depreciation	260,527	233,431	27,096	12%
Amortization	2,530,841	715,100	1,815,741	254%
Total operating expenses	$22,344,413	$10,600,267	$11,744,146	111%

Direct Operating Costs. Direct operating costs of $10.6 million for the year ended December 31, 2014, increased by $6.4 million or 149% from direct operating costs of $4.3 million for the year ended December 31, 2013. Salary cost in the U.S. increased by $4.3 million or 372% for the year ended December 31, 2014 due to the addition of 152 U.S. employees who are classified in direct operating costs, primarily from the Acquired Businesses. Salary cost included $164,000 of one time bonuses at the time of the IPO, as well as $253,000 of severance for employees whose positions were eliminated. Subcontractor costs were $923,000 for the year ended December 31, 2014, compared to $0 for the year ended December 31, 2013. These subcontractors were performing services for the Acquired Businesses before their acquisition, and were phased out in the first quarter of 2015.

Salary and other direct operating costs in Pakistan increased by $1.2 million or 51% for the year ended December 31, 2014 as a result of the addition of approximately 900 employees in Pakistan who were hired primarily to service customers of the Acquired Businesses to eliminate future utilization of subcontractors and reduce the dependence on U.S.-based employees by at least 70%.

Selling and Marketing Expense. Selling and marketing expense of $253,000 for the year ended December 31, 2014 increased by $4,300 or 2% from selling and marketing expense of $249,000 for the year ended December 31, 2013, respectively, as the Company focused its efforts on servicing the new customers from the Acquired Businesses. The Company hired a Vice President of Sales in December 2014 which will result in higher sales and marketing expense in 2015.

General and Administrative Expense. General and administrative expense of $9.9 million, increased by $5.2 million or 110% from general and administrative expense of $4.7 million for the year ended December 31, 2013, with additional expenses resulting primarily from the Acquired Businesses, including payroll, facilities, costs of third-party software, etc. Salary expense in the U.S. increased by $1.7 million or 157% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Salary expense in Pakistan increased by $462,000 or 56% for the year ended December 31, 2014, as a result of the addition of approximately 100 administrative and support employees in Pakistan. Facilities costs increased by $2.0 million or 668% for the year ended December 31, 2014, primarily due to the facilities cost of the Acquired Businesses. Legal and professional fees increased by $1.0 million or 193% for the year ended December 31, 2014, including $600,000 of acquisition costs and additional costs of being a public company during the year ended December 31, 2014.

Research and Development Expense. Research and development expense of $532,000 for the year ended December 31, 2014 increased by $146,000 or 38% from research and development expense of $386,000, as a result of adding additional technical employees in Pakistan and $32,000 of one-time bonuses at the time of the IPO. Research and development costs consist primarily of salaries and benefits related to personnel related costs. All such costs are expensed as incurred.

Contingent Consideration. The change of $1.8 million relates to the change in the fair value of the contingent consideration. This gain resulted from a decrease in the price of the Company’s common stock and a change in the probability of the payment based on the forecasted revenues of the Acquired Businesses.

Depreciation. Depreciation of $260,000 for the year ended December 31, 2014, increased by $27,000 or 12% from depreciation of $233,000 for the year ended December 31, 2013.

Amortization Expense. Amortization expense of $2.5 million for the year ended December 31, 2014, increased by $1.8 million or 254% from amortization expense of $715,000 for the year ended December 31, 2013. This increase resulted from the intangible assets acquired in connection with our acquisition of Metro Medical on June 30, 2013 and our acquisitions of Omni, Practicare and CastleRock on July 28, 2014, which are primarily being amortized over three years. The Acquired Businesses included $148,000 of acquired backlog, an intangible asset resulting from the treatment of revenue and expenses from July 28 through July 31, 2014, which was amortized in full by September 30, 2014, because virtually all the cash was received or disbursed over the first 60 days from the date of the acquisition.

	Year ended		Change
	2014	2013	Amount	Percent
Interest income	$26,605	$23,929	$2,676	11%
Interest expense	(183,466)	(160,065)	(23,401)	15%
Other (expense) income - net	(134,715)	230,146	(364,861)	(159)%
Income tax provision	176,525	144,490	32,035	22%

Interest Income. Interest income of $27,000 for the year ended December 31, 2014, increased by $2,700 or 11% from interest income of $24,000 for the year ended December 31, 2013, due to increased late payment fees from customers.

Interest Expense. Interest expense of $183,000 for the year ended December 31, 2014, increased by $23,000 or 15% from interest expense of $160,000 for the year ended December 31, 2013. This increase was due to interest on borrowings under our line of credit, convertible note, the note from our CEO, as well as the note payable from the purchase of Metro Medical on June 30, 2013.

Other (Expense) Income - net. Other expense - net was $135,000 for the year ended December 31, 2014 compared to other income - net of $230,000 for the year ended December 31, 2013. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 9% from January 1, 2013 to December 31, 2013 was followed by a decline of 5% from January 1, 2014 to December 31, 2014. The increase in exchange rates in 2013 caused an exchange gain of $200,000, and the decline in exchange rates in 2014 resulted in an exchange loss of $122,000.

Income Tax Provision. There was a $176,000 provision for income taxes for the year ended December 31, 2014, an increase of $32,000 or 22% compared to $144,000 for the year ended December 31, 2013. The pre-tax loss increased from $34,000 for the year ended December 31, 2013 to $4.3 million for the year ended December 31, 2014. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets of $1.9 million at December 31, 2014. At December 31, 2013, there was a valuation allowance against the State deferred tax assets of $82,000. The Company’s effective tax rate is (4.1%) and our statutory rate is 34%. The primary reason for this difference pertains to the net operating loss incurred in the current year whereby the Company recorded a full valuation allowance on its net deferred tax assets.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While our plan is to be profitable and begin utilizing these deferred tax assets within the next 12 months, there is not sufficient evidence to allow us to avoid the full valuation allowance in 2014. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the timing and level of profitability that we are able to actually achieve.

The Company has state NOL carry forwards of approximately $4.1 million which will expire at various dates from 2032 to 2034. The Company has a Federal NOL carry forward of approximately $3.6 million which will expire in 2034.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years presented.

	Year ended
	2014	2013
Net cash (used in) provided by operating activities	$(2,700,189)	$928,968
Net cash used in investing activities	(12,652,830)	(706,291)
Net cash provided by financing activities	15,878,819	33,002
Effect of exchange rate changes on cash	24,916	(26,058)
Net increase in cash	550,716	229,621

We completed our initial public offering in July 2014, which provided us with approximately $4.3 million in additional cash after giving effect to the underwriter’s discount, offering and acquisition expenses, and cash used to fund the purchase of the Acquired Businesses. In addition, we increased capital expenditures to $1.1 million during the year ended December 31, 2014 to increase the capacity of our facilities in Pakistan and increased expenses in Pakistan by $2.1 million during the year ended December 31, 2014 as we grew our team in Pakistan by approximately 1,000 employees, with the goal of reducing domestic expenses and spending on subcontractors from the Acquired Businesses as planned.

TD Bank increased our line of credit from $1.2 million to $3.0 million in March 2015. With this increase, plus the cost reductions we have achieved from the Acquired Businesses, we believe our cash flow from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months. As of the date of this filing, the Company had fully drawn the $3.0 million line and had a cash balance of approximately $1.0 million.

The Company generated positive cash flows from operations during each of the years 2008-2013, including $929,000 of positive cash flow from operations in 2013, although there were negative cash flows from operations of $2.7 million in 2014. Due to operating losses and a working capital deficiency in 2014, the Company relies on the line of credit. The line of credit renews annually, and currently matures in November 2015, and as of this date, the Company has not extended the line of credit, which raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, our independent registered public accounting firm included an explanatory paragraph that indicated there is substantial doubt about our ability to continue as a going concern in its audit report for our 2014 financial statements.

The Company has significantly reduced its operating expenses from the Acquired Businesses and has not received any indications from TD Bank that the line of credit would not be renewed; however, if the terms of the renewal were not acceptable to the Company or the line of credit was not renewed, the Company would need to obtain additional financing.

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

Operating Activities

Cash used in operating activities was $2.7 million during the year ended December 31, 2014, compared to $929,000 cash provided by operating activities during the year ended December 31, 2013. The net loss increased by $4.5 million, of which $1.8 million was additional depreciation and amortization, $31,000 was additional provision for taxes and $259,000 was stock-based compensation, offset by a gain of $1.8 million from the change in the contingent consideration liability. Cash operating expenses grew $3.9 million faster than revenue during the year ended December 31, 2014. The direct expenses from the Acquired Businesses were approximately equal to the revenue from these businesses, but due to the growth of the team in Pakistan, there was approximately $2.1 million of incremental expenses in 2014 which will offset costs in the United States and subcontractors in future years. In addition, there was $863,000 of additional costs of being a public company, including audit fees, compensation for outside directors and increased premiums for liability insurance, transaction costs of $785,000 and $483,000 of one time bonuses to employees with at least one year of service at the time of the IPO.

Accounts receivable increased by $2.1 million for the year ended December 31, 2014, compared with an increase in accounts receivable of $22,000 for the year ended December 31, 2013, and accounts payable, accrued compensation and accrued expenses grew by $2.1 million for the year ended December 31, 2014, compared with an increase of $190,000 for the year ended December 31, 2013. Both of these increases result from the Acquired Businesses, since these were asset purchases, and accounts receivable, accounts payable, accrued expenses and other liabilities were not acquired.

Investing Activities

Cash used in investing activities during the year ended December 31, 2014 was $12.7 million, an increase of $11.9 million compared to $706,000 during the year ended December 31, 2013. We spent $11.5 million in cash for the purchase of the Acquired Businesses, compared to $275,000 for the initial cash portion of the purchase of Metro Medical during the year ended December 31, 2013. Capital expenditures during the year ended December 31, 2014 were $1.1 million, an increase of $830,000 compared to $286,000 during the year ended December 31, 2013, primarily to increase the capacity of our Pakistan facilities.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2014 was $15.9 million, compared to $33,000 in the year ended December 31, 2013. During the year ended December 31, 2014, we completed our IPO, generating net cash of $4.3 million after paying offering expenses, acquisition expenses and paying the cash portion of the purchase price for the Acquired Businesses. We repaid $1.2 million of notes payable from acquisitions made in prior years as well as $266,000 borrowed from our CEO to fund IPO expenses. Average monthly borrowings from our revolving line of credit with TD Bank were $896,000 in the year ended December 31, 2014 compared to $427,000 in the year ended December 31, 2013.

Our line of credit renews annually at the option of the lender, and currently matures on November 30, 2015. As of December 31, 2014, $1.2 million was drawn on the line. During March, 2015, our line of credit was increased to $3.0 million with no change in lending terms.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit, notes issued in connection with our pre-2014 acquisitions and contingent consideration in connection with the 2014 acquisitions. TD Bank waived the need for compliance with our debt service coverage covenant in 2014. We also maintain operating leases for property and certain office equipment. For additional information, see Note 11 in the consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17C.F.R. 229.10(f)(1) and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2014 as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective at December 31, 2014 due to a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objective.

Internal Control over Financial Reporting

Our management has identified a material weakness in our internal controls related to the timely and accurate review over our financial closing and reporting process, and the accounting pertaining to certain complex financial transactions. Management’s remediation efforts to date have included the hiring of additional accounting personnel and implementing additional controls and will include upgrading our accounting system with multi-company and multi-currency capabilities, which has already begun. Remediation efforts are expected to continue through 2015 until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting including changes pertaining to the hiring of additional accounting personnel and implementing additional controls.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies as well as the reduced reporting requirements for smaller reporting companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 (“2015 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2014 and 2013
(ii)	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of August 23, 2013, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.1 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of August 23, 2013, by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.2 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.3	Amended and Restated Asset Purchase Agreement, dated as of May 7, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.3 to the Company’s Amendment No. 2 to Form S-1 filed on May 7, 2014, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of June 27, 2013, by and among Metro Medical Management Services, Inc. and the Company (filed as Exhibit 2.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.5	Addendum to Asset Purchase Agreement dated as of March 5, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.5 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.6	Addendum to Asset Purchase Agreement dated as of March 21, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.6 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.7	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.7 to the Company’s Amendment No. 4 to Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.8	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.8 to the Company’s Amendment No. 4 to Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.9	Addendum to Asset Purchase Agreement dated as of June 16, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.9 to the Company’s Amendment No. 4 to Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.10	Addendum to Asset Purchase Agreement dated as of July 3, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.10 to the Company’s Amendment No. 5 to Form S-1 filed on July 8, 2014, and incorporated herein by reference).

2.11	Addendum to Asset Purchase Agreement dated as of July 11, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.11 to the Company’s Amendment No. 7 to Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.12	Addendum to Asset Purchase Agreement dated as of July 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.12 to the Company’s Amendment No. 7 to Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.13	Addendum to Asset Purchase Agreement dated as of July 10, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.13 to the Company’s Amendment No. 7 to Form S-1 filed on July 14, 2014, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 4 to Form S-1 filed on June 16, 2014, and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to the Company’s Amendment No. 2 to Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to the Company’s Amendment No. 2 to Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2*	2014 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.3*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.4	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.5	Promissory Note in the principal amount of $1,000,000 made by the Company in favor of Mahmud Haq, dated as of July 5, 2013 (filed as Exhibit 10.5 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.6*	Employment Agreement between the Company and Mahmud Haq dated as of April 4, 2014 (filed as Exhibit 10.6 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.7*	Employment Agreement between the Company and Stephen Snyder dated as of April 4, 2014 (filed as Exhibit 10.7 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.8*	Employment Agreement between the Company and Bill Korn dated as of April 4, 2014 (filed as Exhibit 10.8 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.9	Support letter from AAMD, LLC dated as of March 24, 2014 (filed as Exhibit 10.9 to the Company’s Amendment No. 2 to Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.10	Support letter from Mahmud Haq dated as of April 4, 2014 (filed as Exhibit 10.10 to the Company’s Amendment No. 3 to Form S-1 filed on May 30, 2014, and incorporated herein by reference).

10.11	Promissory Note in the principal amount of $1,225,000 made by the Company in favor of Metro Medical Management Services, Inc., dated as of July 1, 2013 (filed as Exhibit 10.11 to the Company’s Amendment No. 2 to Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.12	Convertible Promissory Note in the principal amount of $500,000 made by the Company in favor of AAMD, LLC, dated September 23, 2013 (filed as Exhibit 10.12 to the Company’s Amendment No. 2 to Form S-1 filed on May 7, 2014, and incorporated herein by reference).

21.1	List of subsidiaries (filed as Exhibit 21.1 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Indicates management contract or compensatory plan or arrangement.

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board
and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 31, 2015
Mahmud Haq	(Principal Executive Officer) and Director

/s/ Bill Korn		March 31, 2015
Bill Korn	(Principal Financial Officer)

/s/ Norman Roth		March 31, 2015
Norman Roth	(Principal Accounting Officer)

/s/ Stephen Snyder		March 31, 2015
Stephen Snyder	Director

/s/ Howard L. Clark, Jr.		March 31, 2015
Howard L. Clark, Jr.	Director

/s/ John N. Daly		March 31, 2015
John N. Daly	Director

/s/ Anne Busquet		March 31, 2015
Anne Busquet	Director

/s/ Cameron Munter		March 31, 2015
Cameron Munter	Director

/s/ Alexander A. Tabibi		March 31, 2015
Alexander A. Tabibi	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medical Transcription Billing, Corp.

Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of Medical Transcription Billing, Corp. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medical Transcription Billing, Corp. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, due to the operating losses and negative cash flows from operations in 2014 and working capital deficiency the Company relies on a line of credit which expires in November 2015. As of this date, the Company has not extended the line of credit, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 31, 2015

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$1,048,660	$497,944
Accounts receivable - net of allowance for doubtful accounts of $165,000 and $58,183 at December 31, 2014 and 2013, respectively	3,007,314	1,009,416
Current assets - related party	24,284	23,840
Prepaid expenses	315,901	49,660
Other current assets	188,541	165,018
Deferred income taxes	-	41,829
Total current assets	4,584,700	1,787,707

PROPERTY AND EQUIPMENT - Net	1,444,334	505,344
INTANGIBLE ASSETS - Net	8,377,837	1,534,780
GOODWILL	8,560,336	344,000
OTHER ASSETS	140,053	1,600,783
TOTAL ASSETS	$23,107,260	$5,772,614
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,082,342	$200,469
Accrued compensation	836,525	262,523
Accrued expenses	1,113,108	422,373
Accrued IPO costs	-	430,125
Deferred rent	12,683	11,667
Deferred revenue	37,508	56,686
Accrued liability to related party	153,931	93,596
Borrowings under line of credit	1,215,000	1,015,000
Note payable - related party (current portion)	470,089	-
Notes payable - other (current portion)	596,616	916,104
Contingent consideration	2,626,323	-
Total current liabilities	8,144,125	3,408,543
NOTES PAYABLE
Note payable - related party	-	735,680
Notes payable - other	48,564	425,587
Note payable - convertible note	-	472,429
	48,564	1,633,696
OTHER LONG-TERM LIABILITIES	-	38,142
DEFERRED RENT	551,343	519,000
DEFERRED REVENUE	42,631	54,736
Total liabilities	8,786,663	5,654,117
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding none at December 31, 2014	-	-
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 9,711,604 shares at December 31, 2014 and 5,101,770 shares at December 31, 2013	9,712	5,102
Additional paid-in capital	18,979,976	251,628
(Accumulated deficit) retained earnings	(4,460,129)	49,121
Accumulated other comprehensive loss	(208,962)	(187,354)
Total shareholders' equity	14,320,597	118,497
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,107,260	$5,772,614

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
NET REVENUE	$18,303,264	$10,472,751
OPERATING EXPENSES:
Direct operating costs	10,636,851	4,272,979
Selling and marketing	253,280	248,975
General and administrative	9,942,600	4,743,673
Research and development	531,676	386,109
Change in contingent consideration	(1,811,362)	-
Depreciation and amortization	2,791,368	948,531
Total operating expenses	22,344,413	10,600,267
Operating loss	(4,041,149)	(127,516)
OTHER:
Interest income	26,605	23,929
Interest expense	(183,466)	(160,065)
Other (expense) income - net	(134,715)	230,146
LOSS BEFORE INCOME TAXES	(4,332,725)	(33,506)
INCOME TAX PROVISION	176,525	144,490
NET LOSS	$(4,509,250)	$(177,996)
NET LOSS PER SHARE
Basic and diluted loss per share	$(0.64)	$(0.03)
Weighted-average basic and diluted shares outstanding	7,084,630	5,101,770

See notes to consolidated financial statements.

F-4

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
NET LOSS	$(4,509,250)	$(177,996)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(21,608)	(109,584)
COMPREHENSIVE LOSS	$(4,530,858)	$(287,580)

(a) Net of taxes of $141,945 and $64,213 for the years ended December 31, 2014 and December 31, 2013, respectively.

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	Common Stock		Additional Paid-	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	in Capital	Deficit)	Loss	Equity
Balance- January 1, 2013	5,101,770	$5,102	$251,628	$227,117	$(77,770)	$406,077
Net loss	-	-	-	(177,996)	-	(177,996)
Foreign currency translation adjustment, net of tax	-	-	-	-	(109,584)	(109,584)
Balance- December 31, 2013	5,101,770	$5,102	$251,628	$49,121	$(187,354)	$118,497
Net loss	-	-	-	(4,509,250)	-	(4,509,250)
Foreign currency translation adjustment	-	-	-	-	120,337	120,337
Effect of valuation allowance against deferred tax asset related to foreign currency translation adjustment	-	-	-	-	(141,945)	(141,945)
Issuance of common stock, net of fees and expenses of issuance	4,080,000	4,080	16,280,488	-	-	16,284,568
Shares issued on conversion of note	117,567	118	587,717	-	-	587,835
Shares issued to acquired businesses	412,267	412	1,601,265	-	-	1,601,677
Stock-based compensation expense	-	-	258,878	-	-	258,878
Balance- December 31, 2014	9,711,604	$9,712	$18,979,976	$(4,460,129)	$(208,962)	$14,320,597

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,509,250)	$(177,996)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,791,368	948,531
Deferred rent	9,088	28,735
Deferred revenue	(31,283)	(9,174)
Deferred income taxes	153,364	106,988
Provision for (recovery of) doubtful accounts	169,299	(32,824)
Foreign exchange loss (gain)	123,210	(196,582)
Forgiveness of advance to shareholder	-	69,208
Gain from reduction in referral fee	(105,523)	-
Gain on disposal of assets	(286)	(13,001)
Interest accretion and other costs on convertible promissory note	77,263	-
Stock-based compensation expense	258,878	-
Change in contingent consideration	(1,811,362)	-
Other	(13,234)	10,571
Changes in operating assets and liabilities:
Accounts receivable	(2,167,193)	(22,164)
Other assets	72,235	26,698
Accounts payable and other liabilities	2,283,237	189,978
Net cash (used in) provided by operating activities	(2,700,189)	928,968
INVESTING ACTIVITIES:
Capital expenditures	(1,116,192)	(286,505)
Advances to related party	(2,494)	(381,721)
Repayment of advances to related party	2,494	227,721
Acquisitions	(11,536,638)	(275,000)
Proceeds from sale of assets	-	9,214
Net cash used in investing activities	(12,652,830)	(706,291)
FINANCING ACTIVITIES:
Proceeds from IPO of common stock, net of costs in 2014 and 2013	17,167,294	-
Proceeds from note payable to related party	165,000	1,000,000
Repayments of note payable to related party	(430,591)	(115,319)
Repayments of notes payable - other	(1,222,884)	(912,642)
Proceeds from line of credit	5,725,446	4,907,985
Repayments of line of credit	(5,525,446)	(4,464,297)
Proceeds from notes payable - convertible note	-	500,000
IPO-related costs	-	(882,725)
Net cash provided by financing activities	15,878,819	33,002
EFFECT OF EXCHANGE RATE CHANGES ON CASH	24,916	(26,058)
NET INCREASE IN CASH	550,716	229,621
CASH - Beginning of the year	497,944	268,323
CASH - End of the year	$1,048,660	$497,944
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition through issuance of promissory note	$-	$1,225,000
Contingent consideration resulting from acquisitions	$4,437,685	$-
Equity resulting from acquisitions	$1,601,677	$-
Conversion of note to common stock	$587,835	$-
Financed assets	$78,421	$6,419
Purchase of insurance through issuance of note	$486,858	$-
Accrued IPO-related costs	$-	$430,125
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$5,230	$22,000
Interest	$147,192	$155,433

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.	Organization and Business

General – Medical Transcription Billing, Corp. (“MTBC” or the “Company”) is a healthcare information technology company that offers proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services to private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey, its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan, as well as 13 small offices in the U.S.

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. MTBC Private Limited (or “MTBC Pvt. Ltd.”) is a majority-owned subsidiary of MTBC and was founded in 2004. MTBC owns 99.99% of the authorized outstanding shares of MTBC Pvt. Ltd. and the remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and chief executive officer of MTBC.

On April 4, 2014, the Company split its stock 8.65 shares for one. All share data and per-share amounts presented within the consolidated financial statements gives effect to the stock split.

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold 4,080,000 shares of common stock at a price to the public of $5.00 per share, generating net proceeds of $16.3 million. The common stock began trading on the NASDAQ Capital Market under the ticker symbol “MTBC.” Of the net proceeds received from the IPO on July 28, 2014, $11.4 million was used to fund the cash portion of the purchase price of three revenue cycle management companies, Omni Medical Billing Services, LLC, (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc., “(CastleRock”), collectively the (“Acquired Businesses”) and pay for approximately $600,000 of acquisition costs. See Note 4 for additional information.

2.	Liquidity

For the year ended December 31, 2014, the Company incurred an operating loss of $4,041,149 and had a working capital deficiency at year-end of $3,559,425, of which $2,626,323 represents a liability that will be settled with existing shares. MTBC’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate positive cash flow in the future, or securing additional financing. MTBC's management has discussed options to raise additional capital through debt and equity issuances, which would allow the Company to fund future growth as well as provide additional liquidity. While the Company has received several non-binding term sheets from debt funds, it has not signed any agreement that would provide for additional financing. This condition, along with certain other factors, raises substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The current year operating loss was primarily a result of expenses in two categories: post-acquisition transition costs and non-recurring expenses. The Company had $2.1 million of incremental costs related to the increased staff in Pakistan in advance of decreasing costs of subcontractors and U.S. employees of the Acquired Businesses, which will enable further reductions in the U.S. staff and the use of subcontractors in 2015. The Company also incurred expenses related to the IPO and acquisition of the Acquired Businesses, including one-time bonuses at the time of the IPO of $483,000, and integration and transaction costs of $1.1 million.

The working capital deficiency is in part the result of the indebtedness incurred in connection with the acquisitions entered into during 2013 and 2014. The Company has a line of credit with TD Bank that had a fully-utilized borrowing limit of $1.2 million as of December 31, 2014. In March 2015, such limit was increased to $3.0 million under the same lending terms, which has been fully drawn down as of the date of this filing. The line of credit renews annually, subject to TD Bank’s approval and currently expires in November 2015. The Company relies on the line of credit for working capital purposes and it has been renewed annually for the past seven years. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash from operations to meet its future operational cash needs and reduce the cost of U.S.-based employees of the Acquired Businesses, subcontractors and certain general and administrative expenses.

The Company has not received any indications from TD Bank that the line of credit would not be further renewed; however, if the terms of the renewal were not acceptable to the Company or the line of credit was not renewed, the Company would need to obtain additional financing. The Company has spoken with banks and debt funds about replacement or additional debt capital. As a public company, additional equity capital is available through the public markets, either through a follow-on round of equity financing via a public offering, from a private investor (a “PIPE”), or through a rights offering. The Company believes there are several viable financing options available, although there can be no guarantee that the execution of such options would not be dilutive to existing shareholders. Management believes that MTBC will be successful in obtaining adequate sources of cash to fund its anticipated level of operations through the end of 2015, but there can be no assurance that management will be successful in raising sufficient additional equity and/or debt (including extension of the maturity dates of existing borrowings). If additional financing is not available, and MTBC is unable to generate positive cash flow from operations, the Company will be compelled to reduce the scope of its business activities, including, but not limited to, the following:

•	Reducing the number of employees;
•	Reducing the number of locations that service customers;
•	Curtailing R&D or sales and marketing efforts; and/or
•	Reducing general and administrative expenses.

3.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its majority-owned subsidiary MTBC Pvt. Ltd. The non-controlling interest is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising one operating segment. The Chief Operating Decision Maker, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) revenue recognition; (2) asset impairments; (3) depreciable lives of assets; (4) allowance for doubtful accounts; and (5) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life. Actual results could significantly differ from those estimates.

Revenue Recognition — The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable.

Since the Company’s customers do not run its software on their own hardware or that of a third party, and do not have the right to take possession of the software at any time, the two criteria required for an offering to be considered to include a software element as required by Accounting Standards Codification (“ASC”) 985-605, Software - Revenue Recognition, are not met. As a result, the Company recognizes revenue as a service for all of its offerings in accordance with service revenue guidance at ASC 605-20, Revenue Recognition – Services.

The Company bills its customers on a monthly basis, in arrears. Approximately 64% and 90% of revenue came from its comprehensive PracticePro product suite for the years ended December 31, 2014 and 2013, respectively, which includes revenue cycle management, practice management services and electronic health records. The fees charged to customers for the services provided under the PracticePro service suite are normally based upon a percentage of collections posted during the month. Fees charged to customers for the services provided under the PracticePro service suite are typically based on a percentage of net collections on the Company’s clients’ accounts receivable. The Company does not recognize revenue for PracticePro service fees until the Company has received notification that a claim has been accepted and the amount which the physician will collect is determined, as the fees are not fixed and determinable until such time. As a result of the 2014 acquisitions (see Note 4), approximately 36% of 2014 revenue was derived from the systems previously used by the acquired entities.

As it relates to fees charged to PracticePro customers at the outset of an arrangement, the Company charges a set fee which includes account set up, creating a website for the customer, establishing credentials, and training the customer’s office staff. This service does not have stand-alone value separate from the ongoing revenue cycle management, electronic health records and practice management services. The fees are deferred and recognized as revenue over the estimated customer relationship period (currently estimated to be five years).

The Company also generates revenue from a variety of ancillary services, including transcription services, patient statement services, coding services, platform usage fees for clients using third-party platforms, rebates received from third-party platforms, and consulting fees. Ancillary services are charged at a fixed fee per unit of work, such as per line transcribed or per patient statement prepared, and the Company recognizes revenue monthly as it performs the services.

The Company’s revenue arrangements generally do not include a general right of return for services provided.

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to clients, claims processing costs, and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The reported amounts of direct operating costs include allocated amounts for rent and overhead costs. Depreciation and amortization have not been allocated and are presented separately in the consolidated statements of operations.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs. All such costs are expensed as incurred.

Advertising Costs — The Company expenses advertising costs as incurred. The Company incurred $103,624 and $61,536 of advertising costs for the years ended December 31, 2014 and 2013, respectively, which are included in selling and marketing expenses in the consolidated statements of operations.

Accounts Receivable — Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts, which is established based on reviews of receivable balances, an assessment of the customers’ current creditworthiness and the probability of collection.

The movement in the allowances for doubtful accounts for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Beginning balance	$58,183	$250,520
Provision (reversal)	169,299	(32,824)
Write offs	(62,482)	(159,513)
Ending balance	$165,000	$58,183

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line basis over the estimated lives of the assets ranging from three to five years. Ordinary maintenance and repairs are charged to expense as incurred.

Depreciation for computers is calculated over three years, while remaining assets (except leasehold improvements) are depreciated over five years.

The Company amortizes leasehold improvements over the lesser of the lease term or the economic life of those assets. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty to the Company.

Intangible Assets — Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs. These intangible assets are amortized on a straight-line basis over three years, which reflects the pattern in which economic benefits are expected to be realized. The Company concluded that use of the straight-line method was appropriate as the majority of the cash flows are expected to be recognized ratably over the estimated useful lives, without a significant degradation of the cash flows over time. The customer relationships and associated contracts represent the most significant portion of the value of the purchase price for every acquisition.

The Company reviews its intangible assets for impairment whenever changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of intangibles or long-lived assets during the years ended December 31, 2014 and 2013.

Goodwill — The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business unit consists of a single operating unit.

If the Company determines that it is more likely than not that the fair value of the business (using both a market value and a discounted cash flow approach) is less than the enterprise value (defined as long-term debt plus shareholders’ equity), then the Company compares the implied fair value of the business’s goodwill to the book value of the goodwill, and if the fair value is less than the book value, the book value is written down to the fair value.

Software Development Costs — Software development expenses for the years ended December 31, 2014 and 2013 were $531,676 and $386,109, respectively. Software development expenses are disclosed as a separate line item in the consolidated statements of operations as research and development costs. There were no software costs capitalized for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation — We recognize compensation expense for all share-based payments granted and amended based on the grant date fair value. Compensation expense is generally recognized on a straight-line basis over the employee’s requisite service period based on the award’s estimated lives for fixed awards with ratable vesting provisions.

Business Combinations — The Company accounts for business combinations under the provisions of ASC 805-10, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. The Company has concluded that each of the businesses whose assets were acquired or are to be acquired constitute a business in accordance with ASC 805-10-55.

Assets acquired and liabilities assumed, including non-controlling interests, are recorded at the date of acquisition at their respective fair values. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date with changes in the fair value after the acquisition date affecting earnings if recorded as a liability and affecting equity if recorded as an equity instrument. Changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period will affect income tax expense.

Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent that these assets will more likely than not be realized. All available positive and negative evidence is considered in making such a determination, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. A valuation allowance would be recorded to reduce deferred income tax assets when it is determined that it is more likely than not that the Company would not be able to realize its deferred income tax assets in the future in excess of their net recorded amount.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2014 and 2013, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2014 and 2013, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Deferred Rent — Deferred rent consists of rent escalation payment terms related to the Company’s operating leases for its facilities. Deferred rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess of the difference between actual operating lease payments due and straight-line rent expense is recorded as a deferred credit in the early periods of the lease when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense.

Deferred Revenue — Deferred revenue primarily consists of payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred implementation services fees that are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be five years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current. At the time of customer termination, any unrecognized service fees associated with implementation services are recognized as revenue.

Fair Value Measurements — ASC 825, Financial Instruments, requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Company follows a fair value measurement hierarchy to measure financial instruments. The fair value of the Company’s financial instruments is measured using inputs from the three levels of the fair value hierarchy as follows:

Level 1 — Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs are directly or indirectly observable, which include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs are unobservable inputs that are used to measure fair value to the extent observable inputs are not available.

On September 23, 2013, the Company issued a convertible note that included a contingent convertible feature that was measured at fair value on a recurring basis. The note was converted to common stock in connection with the Company’s IPO. The Company’s contingent consideration is a Level 3 liability and is measured at fair value at the end of each reporting period. The Company has certain financial instruments that are not measured at fair value on a recurring basis. These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, notes receivable from shareholder, receivables, accounts payable and accrued expenses, borrowings under term loans and line of credit, and notes payable (see Note 17).

Foreign Currency Translation — The financial statements of the Company’s subsidiary, located in Pakistan, are translated from rupees, its functional currency, into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of the foreign subsidiary into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other (expense) income – net in the consolidated statements of operations and amounted to losses of $122,163 and gains of $199,919 for the years ended December 31, 2014 and 2013, respectively.

Initial Public Offering Costs — Initial public offering costs consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs incurred in connection with the initial public offering of the Company’s common stock. As of December 31, 2013, the Company incurred $1,312,850 of costs directly attributable to its IPO, which had been deferred and recorded in other assets in the consolidated balance sheet, including $430,125 which had been accrued and presented as a liability at December 31, 2013. During the year 2014, the Company incurred an additional $1,170,582 of costs directly attributable to its IPO. On July 23, 2014, the Company completed its IPO. The Company sold 4,080,000 shares of common stock at a price to the public of $5.00 per share, generating net proceeds of $16.3 million. As a result of IPO, additional paid-in-capital was reduced by $2,483,432 of such deferred costs. During the years ended December 31, 2014 and 2013, the Company incurred $862,886 and $281,048, respectively of professional fees related to the acquisitions discussed in Note 4, which are included in general and administrative expenses in the consolidated statement of operations.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The new standard requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (Loss) by component. The adoption of this guidance had no impact on the Company's consolidated financial statements, but may have an effect on the required disclosures for future reporting periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which is authoritative guidance that implements a common revenue model that will enhance comparability across industries and requires enhanced disclosures. The new revenue recognition standard eliminates the transaction and industry specific revenue recognition guidance under the current rules and replaces it with a principle-based approach for determining revenue recognition. The new standard introduces a five-step principles based process to determine the timing and amount of revenue ultimately expected to be received from the customer. The core principle of the revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal year 2017 with either retrospective or modified retrospective treatment applied. The Company is currently evaluating the impact that this may have on the consolidated financial statements upon implementation.

In June 2014, the FASB issued guidance on stock compensation.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.  Earlier adoption is permitted.  Management does not believe that the adoption of this guidance will have any material impact on the Company's consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate and disclose in the notes to the financial statements whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued).

If applicable, the Company will be required to disclose (i) the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans), (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and (iii) either management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

This standard is effective for the Company’s interim and annual consolidated financial statements for fiscal year 2017, with earlier adoption permitted. The Company is currently evaluating the impact of this new standard.

4.	ACQUISITIONS

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni, Practicare and CastleRock. The Company expects that these acquisitions will add a significant number of clients to the Company’s customer base and, similar to other acquisitions, will broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Subsequent to the acquisition, the Company agreed to accept 10% of the cash collected related to July 2014 revenue and pay 10% of the July 2014 expenses for two of the Acquired Businesses and to forego any collections related to July 2014 revenue and pay no expenses related to July 2014 for the remaining Acquired Business.

The aggregate purchase price for the Acquired Businesses amounted to approximately $17.4 million, based on the common stock price of $3.89 per share, consisting of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO and 1,699,796 shares of common stock with a fair value of approximately $6.0 million based on the common stock price, subject to certain adjustments. Included in the consideration paid is $590,302 of cash and 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements, less a fair value adjustment of $571,000 which reflects the estimated value of shares in escrow which might be forfeited by the Acquired Businesses based on changes in revenue during the 12 months after the acquisitions. The cash escrow was released 120 days after the acquisitions were completed. After six months, 254,970 shares were scheduled to be released to the sellers; however, only 198,818 shares were released in February 2015. The balance of 53,797 shares, initially issued to CastleRock, were released from escrow to MTBC and cancelled on February 19, 2015, pursuant to a settlement agreement between CastleRock and MTBC, described further in Note 19. Of the remaining escrow, 157,298 shares are scheduled to be released after nine months, and the remaining shares are scheduled to be released after 12 months, subject to adjustments for changes in revenue.

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

The difference between the Acquired Businesses’ operating results for the period July 28 through 31, 2014 and the amount of net funds received by the Company from the previous owners for that period was accounted for as additional purchase price (“Acquired Backlog”). This intangible (approximately $148,000) was fully amortized from the date of acquisition to December 31, 2014. This amortization is included in depreciation and amortization in the consolidated statements of operations for the year ended December 31, 2014.

Under each purchase agreement, the Company may be required to issue or entitled to cancel shares issued to the Acquired Businesses in the event acquired customer revenues for the 12 months following the close are above or below a specified threshold. In the case of Practicare, the Company may also be required to make an additional cash payment, in the event post-closing revenues from customers acquired exceed a specified threshold.

The adjustments to the consideration for each of the Acquired Businesses will be based on the revenues generated from the acquired customers in the 12 months following the closing, as compared to the revenues generated by each of the Acquired Businesses in the four quarters ended March 31, 2014.

For each of Omni and Practicare, no adjustment will be made unless the variance is greater than 10% and 5%, respectively. Pursuant to a settlement agreement between CastleRock and MTBC, there is no longer a minimum threshold for adjustment for CastleRock.

For each of the Acquired Businesses, the number of shares to be cancelled or issued as applicable will be calculated using a pre-determined formula in each of the purchase agreements.

As of the acquisition date, the Company recorded $4.4 million as the fair value of the contingent consideration liability as additional purchase price. During the year ended December 31, 2014, the Company recorded a fair value reduction of $1.8 million to the contingent consideration primarily due to a decrease in the Company’s stock price. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations. The portion of the purchase price to be paid with the Company’s stock that is not contingent upon achieving specified revenue targets has been recorded as equity.

If the performance measures required by the 2014 purchase agreements are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement. If the price of the Company’s common stock increases, the Company may pay more than the recorded amount. Settlement will be in the form of Company’s common stock.

As part of the acquisitions, the Company entered into short-term employee, office space and equipment customer lease agreements with each of the respective Acquired Businesses. These arrangements allowed the Company to utilize certain personnel from the Acquired Businesses, as well as certain space and equipment located at the Acquired Businesses’ premises for a negotiated period of time. During the latter half of 2014 and early 2015, the Company entered into six leases for office space. Five of the leases have a one-year term and one lease has an 18 month term.

The following table summarizes the final purchase price consideration and the allocation of the purchase price to the net assets acquired:

					Contingent
	Common Stock			Acquired	Consideration	Total
	Shares	Value	Cash	Backlog	Adjustment	Consideration
	(in thousands)
Omni	1,049	$4,079	$6,655	$103	$(329)	$10,508
Practicare	293	1,137	2,394	17	(242)	3,306
CastleRock	359	1,395	2,339	28	-	3,762
Total	1,701	$6,611	$11,388	$148	$(571)	$17,576

We engaged a third-party valuation specialist to assist the Company in valuing the assets from our acquisition of the Acquired Businesses. The results of the valuation analysis are presented below:

Customer contracts and relationships	$8,225,000
Non-compete agreements	925,000
Tangible assets	61,256
Acquired backlog	148,408
Goodwill	8,216,336
Total purchase consideration	$17,576,000

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

The revenue from former customers of Acquired Businesses whose contracts were acquired has been included in the Company’s consolidated statement of operations since the date of acquisition. Revenues of approximately $8.2 million related to the Acquired Businesses are included in the consolidated statement of operations for the year ended December 31, 2014.

Transaction-related costs associated with the acquisitions of the Acquired Businesses of $704,638 and $81,175 were incurred during the years ended December 31, 2014 and 2013, respectively, and were expensed as incurred, and included in general and administrative expenses in the consolidated statements of operations.

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
$1,500,000

The revenue from former customers of Metro Medical whose contracts were acquired has been included in the Company’s statement of operations for each reporting period since the date of acquisition. Revenues of approximately $2,170,920 and $1,537,324 related to Metro Medical are included in the consolidated statements of operations for the year ended December 31, 2014 and 2013, respectively.

Transaction-related costs associated with the acquisition of Metro Medical of approximately $50,000 during the year ended December 31, 2013, were expensed as incurred, and included in general and administrative expenses in the consolidated statement of operations.

The pro forma information below represents condensed consolidated results of operations as if the acquisition of the Acquired Businesses occurred on January 1, 2013 and Metro Medical occurred on January 1, 2012. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above respective dates, nor is it necessarily indicative of future results. For Metro Medical and each of the Acquired Businesses, we have identified revenue from customers who cancelled their contracts prior to MTBC’s acquisition of such customers’ contracts. Such revenue is excluded from the pro forma information below, since MTBC did not pay for these customers and will not generate revenues from those customers. The 2014 pro forma net loss was adjusted to exclude $134,000 of acquisition-related costs incurred during the year ended December 31, 2014. The 2013 pro forma net loss for the year ended December 31, 2013 was adjusted to include these charges. The pro forma net loss for the year ended December 31, 2014 includes the effect of the change in the contingent consideration of $1,811,000.

	For the year ended December 31,
	2014	2013
Total revenue	$29,215,097	$28,423,215
Net loss	$(6,853,392)	$(5,660,681)
Net loss per share	$(0.97)	$(1.11)

5.	Intangible Assets – NET

Below is a summary of intangible asset activity for the years ended December 31, 2014 and 2013:

	Customer	Non-Compete	Other Intangible
	Relationships	Agreements	Assets	Total
COST
Balance, January 1, 2014	$2,939,988	$281,272	$85,588	$3,306,848
Acquired backlog from acquisitions	-	-	148,408	148,408
Purchase of other intangible assets	-	-	75,490	75,490
Acquisition of Acquired Businesses	8,225,000	925,000	-	9,150,000
Balance, December 31, 2014	$11,164,988	$1,206,272	$309,486	$12,680,746
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2014	$1,626,776	$65,723	$79,569	$1,772,068
Amortization expense	2,127,468	247,924	155,449	2,530,841
Balance, December 31, 2014	3,754,244	313,647	235,018	4,302,909
Net book value	$7,410,744	$892,625	$74,468	$8,377,837

COST
Balance, January 1, 2013	$2,035,988	$29,272	$76,693	$2,141,953
Purchase of other intangible assets	-	-	8,895	8,895
Acquisition of Metro Medical	904,000	252,000	-	1,156,000
Balance, December 31, 2013	$2,939,988	$281,272	$85,588	$3,306,848
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2013	$979,731	$6,966	$70,271	$1,056,968
Amortization expense	647,045	58,757	9,298	715,100
Balance, December 31, 2013	1,626,776	65,723	79,569	1,772,068
Net book value	$1,313,212	$215,549	$6,019	$1,534,780

Amortization expense was $2,530,841 and $715,100 for the years ended December 31, 2014 and 2013, respectively. The weighted-average amortization period is three years.

As of December 31, 2014, future amortization expense scheduled to be expensed is as follows:

Years Ending
December 31
2015	$3,594,370
2016	3,236,524
2017	1,546,943

6.	Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Computers	$1,102,200	$701,917
Office furniture and equipment	959,110	510,524
Transportation equipment	431,554	346,331
Leasehold improvements	337,248	276,399
Construction-in-progress	324,533	74,291
Total property and equipment	3,154,645	1,909,462
Less accumulated depreciation	(1,710,311)	(1,404,118)
Property and equipment – net	$1,444,334	$505,344

Depreciation expense was $260,527 and $233,431 for the years ended December 31, 2014 and 2013, respectively.

7.	GOODwill

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is not amortized and is evaluated for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers' industries, or increased competition.

The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit with its carrying amount, including goodwill. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flows. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to the implied fair value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of goodwill is determined by performing a hypothetical purchase price allocation, as if the reporting unit had been acquired in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

The Company has one reporting unit with goodwill of $8,560,336 and $344,000 at December 31, 2014 and 2013, respectively, recognized as a result of the acquisition of Omni, CastleRock, Practicare, and Metro (see Note 4). An annual impairment test was performed as of October 31, 2014, the Company’s date for annual impairment testing. No goodwill impairment charges were recorded during the years ended December 31, 2014 and 2013.

The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2014 and December 31, 2013.

	December 31,	December 31,
	2014	2013
Beginning gross balance	$344,000	$-
Acquisitions	8,216,336	344,000
Ending gross balance	$8,560,336	$344,000

8.	Concentrations

Financial Risks — As of December 31, 2014 and December 31, 2013, the Company held Pakistani rupees of 56,507,436 (approximately USD $562,823) and Pakistani rupees of 46,232,463 (approximately USD $440,309), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States of America in excess of Federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio as of December 31, 2014 and 2013 and write-offs have been minimal. During the years ended December 31, 2014 and December 31, 2013, there were no customers with sales in excess of 3% and 5% of the total, respectively.

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

Carrying amounts of net assets located in Pakistan were $796,609 and $114,997 as of December 31, 2014 and December 31, 2013, respectively. These balances exclude intercompany receivables of $2,681,937 and $2,552,280 as of December 31, 2014 and December 31, 2013, respectively. The following is a summary of the net assets located in Pakistan as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Current assets	$698,174	$529,260
Non-current assets	1,355,333	448,397
Total assets	2,053,507	977,657
Current liabilities	(1,233,618)	(859,062)
Non-current liabilities	(23,280)	(3,598)
Total liabilities	$796,609	$114,997

9.	NET LOSS PER SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Basic:
Net loss	$(4,509,250)	$(177,996)
Weighted-average shares used in computing basic loss per share	7,084,630	5,101,770
Net loss per share - Basic	$(0.64)	$(0.03)
Diluted:
Net loss	$(4,509,250)	$(177,996)
Weighted-average shares used in computing diluted loss per share	7,084,630	5,101,770
Net loss per share - Diluted	$(0.64)	$(0.03)

During the year ended December 31, 2014, the 482,250 restricted stock units granted, which is net of 31,250 of forfeitures, have been excluded from the above calculation as they were anti-dilutive.

The net loss per share-Basic excludes 1,287,529 of contingently issued shares. The net loss per share-Diluted does not include any contingently issued shares as the effect would be anti-dilutive and no shares would be released based on the revenue to date generated by the Acquired Businesses.

10.	Debt

Revolving Line of Credit — As of December 31, 2014, the Company had an agreement with TD Bank for a revolving line of credit maturing on November 30, 2015 for up to $1,215,000. During March 2015, this line was increased to $3 million under the same lending terms. The line of credit has a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25% as of both December 31, 2014 and December 31, 2013). The line of credit is collateralized by all of the Company’s assets and is guaranteed by the CEO of the Company. The outstanding balance as of December 31, 2014 and December 31, 2013 was $1,215,000 and $1,015,000, respectively. At December 31, 2014, the Company was not in compliance with a covenant required under the revolving line of credit to maintain a specified debt service ratio, which was waived by TD Bank. The Company is prohibited from paying any dividends without the prior written consent of TD Bank.

Santander Bank (formerly Sovereign Bank) Loan Agreement — The Company had a term loan, originally established to provide the Company revolving advances up to $100,000, with an interest rate of 7.74% per annum. The term loan was repaid during the year ended December 31, 2014. The amount outstanding under this term loan was $11,667 as of December 31, 2013.

Convertible Note — On September 23, 2013, the Company issued a convertible promissory note in the amount of $500,000 to an accredited investor, AAMD LLC, with a maturity date of March 23, 2016, and bearing interest at the rate of 7.0% per annum. Pursuant to the terms of the note, the principal and interest outstanding thereunder automatically converted into 117,567 shares of common stock upon the closing of the IPO at a conversion price equal to 90% of the per-share issuance price of the common stock in the IPO. This conversion resulted in additional common stock and paid-in capital amounts of $118 and $587,717, respectively, at the conversion date. Interest and other expense of $11,767 and $77,263 were recorded in connection with this convertible note for the year ended December 31, 2013 and 2014, respectively, and are included in interest expense and other income (expense)-net in the consolidated statement of operations.

As of December 31, 2013, the carrying value of the convertible note payable was $472,429, including $11,767 of accrued interest.

The Company accounted for the automatic conversion feature as a derivative liability to be recorded at fair value at each reporting period. The fair value of the automatic conversion feature at December 31, 2013 was estimated to be $38,142 and is included in other long-term liabilities on the consolidated balance sheet at that date.

Maturities of notes payable as of December 31, 2014 are as follows:

Year Ending December 31	Liability Against Assets Subject to Finance Lease	Metro Medical	Loan from CEO	Bank Direct Capital Finance	Honda Financial Services	Total
2015	$12,348	$421,989	$470,089	$156,894	$5,385	$1,066,705
2016	11,334	-	-	-	6,192	17,526
2017	11,947	-	-	-	6,469	18,416
Thereafter	-	-	-	-	12,622	12,622
Total	$35,629	$421,989	$470,089	$156,894	$30,668	$1,115,269

11.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the consolidated financial position, results of operations, or cash flows of the Company.

At December 31, 2013, the Company had accrued a liability of $161,137 for a referral fee payable to a former owner of Sonix Medical Technologies, Inc. During the year ended December 31, 2014, the Company settled the liability for $55,614 and reversed an accrued expense of $105,523, which reduced general and administrative expenses in the consolidated statements of operations.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases with related parties and for office space as of December 31, 2014 are as follows (certain leases with non-related parties are cancellable):

Years Ending
December 31	Total
2015	$166,735
2016	75,750
2017	58,500
Total	$300,985

Total rental expense, included in direct operating costs and general and administrative expense in the consolidated statements of operations, including amounts for related party leases described in Note 12, amounted to $886,393 and $418,637 for the years ended December 31, 2014 and 2013, respectively.

Acquisitions—In connection with the acquisition of the Acquired Businesses, contingent consideration is payable in the form of common stock during the third quarter of 2015. If the performance measures are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement. If the price of the Company’s common stock increases, the Company may pay more than the recorded amount.

12.	Related PARTIES

In February 2013, the CEO advanced a loan of $1,000,000 to the Company, of which a portion was used to repay the outstanding balance on the revolving credit line with TD Bank; the amounts outstanding on this loan were $470,089 and $735,680 as of December 31, 2014 and December 31, 2013, respectively. The loan bears an annual interest rate of 7.0%. The total principal and outstanding interest are due upon maturity of the loan on July 5, 2015. The Company recorded interest expense on the loan from the CEO of $45,029 and $55,806 for the year ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company paid the principal amount of $265,591 and accrued interest of $55,806.

During the year ended December 31, 2014, the CEO advanced the Company $165,000 toward IPO expenses, all of which was repaid during the same period.

The Company had sales to a related party, a physician who is related to the CEO. Revenue from this customer was $19,195 and $17,312 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, the receivable balance due from this customer was $1,128 and $1,746, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expenses of $128,400 for both the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had a liability outstanding to KAI of $108,902 and $37,789, respectively.

The Company leases its corporate offices in New Jersey and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the year ended December 31, 2014 and 2013 was $170,964 and $166,763, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. Current assets-related party on the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of December 31, 2014 and December 31, 2013, respectively. Other assets include prepaid rent that has been paid to the CEO in the amount of $11,084 and $10,640 as of December 31, 2014 and 2013, respectively.

The CEO of the Company guaranteed the Company’s existing line of credit with the TD Bank and the loan with Santander Bank (see Note 10) and has also committed to contribute up to $400,000 in additional capital to the Company, if necessary.

The Company advanced $1,000 and $381,721 to the CEO during the year ended December 31, 2014 and 2013, respectively. The CEO repaid $1,000 and $227,721 during the year ended December 31, 2014 and 2013, respectively. In addition, during the year ended December 31, 2014, the Company advanced $1,494 to a contractor in Pakistan, on behalf of the CEO, and it was repaid during the year.

13.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the years ended December 31, 2014 and 2013 were $131,168 and $18,673, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the years ended December 31, 2014 and 2013 were $92,236 and $77,702, respectively.

14.	STOCK-BASED COMPENSATION

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

Effective September 15, 2014 and November 10, 2014, the Compensation Committee of the Board of Directors authorized an additional 125,000 and 10,000 RSUs, respectively, in the aggregate to certain employees that vested ratably beginning in the fourth quarter of 2014 through the third quarter of 2015 based on whether certain performance measures are attained in each of those quarters. Shares that do not vest in any quarter because the performance measures were not attained are forfeited. The performance based RSUs authorized on November 10, 2014 were not issued. None of the performance-based RSUs authorized on September 15, 2014 vested in the fourth quarter of 2014.

The RSUs, other than the performance-based RSUs, contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement. In the fourth quarter of 2014, $121,328 of expense was recorded related to RSUs, none of which was related to the performance-based RSUs.

The market price of our common stock on the date of grant for the RSUs awarded in September 2014 was $3.83 and was used in recording the fair value of the award. We engaged a third-party valuation specialist to assist us in valuing the RSUs granted in April 2014, who determined the fair value of the RSUs was $3.60 per share at the time of grant. The aggregate compensation cost for RSUs recorded under the 2014 Plan was $258,878 for the year ended December 31, 2014 and recorded as follows:

Stock-based compensation included in the Consolidated Statement of Operations:
Direct operating costs	$5,090
General and administrative	253,788
Total stock-based compensation expense	$258,878

No stock-based compensation expense was recorded for the year ended December 31, 2013.

The basic and diluted loss per share are computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. For the periods where there are losses, all potentially dilutive common shares comprised of RSUs are anti-dilutive.

Restricted Stock Units

The following summarizes the RSU transactions under the 2014 Plan for the year ended December 31, 2014:

Shares
RSUs outstanding and unvested at January 1, 2014	-
RSUs granted	513,500
RSUs vested	-
RSUs forfeited	(31,250)
RSUs outstanding and unvested at December 31, 2014	482,250

As of December 31, 2014, there was $1,538,114 of total unrecognized compensation cost related to the restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 2 years.

The following summarizes the RSU activity during 2014 and the amount available for grant at December 31, 2014:

Shares
Amount authorized under the 2014 Plan	1,351,000
RSUs issued on April 4, 2014	(217,500)
RSUs issued on September 15, 2014	(171,000)
RSUs issued during the fourth quarter, 2014 - performance based	(125,000)
RSUs forfeited during year	31,250
Amount available for grant at December 31, 2014	868,750

15.	INCOME TAXES

For the year ended December 31 2014, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal deferred tax assets as of December 31, 2014. This resulted in a deferred Federal tax provision of $153,364 for the year ended December 31, 2014.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states. As a result, through December 31, 2013, the Company reported cumulative losses at the state level for the last three years, and determined that it was more likely than not that it will not be able to utilize its state deferred tax assets. A valuation allowance was recorded against all state deferred tax assets as of December 31, 2013 and the Company continued to record a valuation allowance against its state deferred tax assets through December 31, 2014. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning balance	$82,052	$-
Provision	1,819,971	82,052
Adjustments	-	-
Ending balance	$1,902,023	$82,052

Income (loss) before tax for financial reporting purposes during the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
United States	$(5,029,199)	$(926,698)
Foreign	696,474	893,192
	$(4,332,725)	$(33,506)

The provision for income taxes for the years ended December 31, 2014 and 2013 consisted of the following:

	2014	2013
Current:
Federal	$7,310	$18,739
State	12,006	9,722
Foreign	3,845	9,041
	23,161	37,502
Deferred:
Federal	153,364	(70,814)
State	-	177,802
	153,364	106,988
Total income tax provision	$176,525	$144,490

The components of the Company’s deferred income taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$49,775	$22,142
Deferred revenue	16,070	42,403
Deferred rent	3,781	3,105
Property and intangible assets	552,373	397,242
State net operating loss ("NOL") carryforwards	114,190	17,449
Federal net operating loss ("NOL") carryforward	1,242,278	-
Cumulative translation adjustment	78,768	115,124
Other	110,137	-
Valuation allowance	(1,902,023)	(82,052)
Total deferred tax assets	265,349	515,413
Deferred tax liabilities:
Earnings and profits of the Pakistani subsidiary	(265,349)	(220,103)
Net deferred tax assets	$-	$295,310

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate of 34% for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal tax (benefit)	$(1,473,127)	$(11,392)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	(108,105)	41,714
Non-deductible items	21,407	12,198
Undistributed earnings from foreign subsidiaries	3,845	5,967
Deferred true-up	(87,500)	12,210
Valuation allowance	1,819,971	82,052
Other	34	1,741
Total provision	$176,525	$144,490

At December 31, 2014 and 2013, the Company did not have any uncertain tax positions that required recognition. The Company is subject to taxation in the United States, various states and Pakistan. As of December 31, 2014, tax years 2011 through 2013 remain open to examination by major taxing jurisdictions in which the Company is subject to tax. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2016.

For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification. In 2012, the Company utilized a blended effective rate in determining the net state benefit, which included the Subpart F deduction. This resulted in the Company recording a net benefit of approximately $40,000. In 2013, when the Company filed its state tax returns and finalized its Subpart F computations, the Company determined that the State of New Jersey does not allow this subtraction modification as a deduction in computing a net operating loss. Rather, the State of New Jersey only allows this subtraction modification to reduce net operating profits. As such, in 2013 the Company recorded a state tax adjustment of approximately $40,000 to reverse the net benefit recorded in 2012.

The Pakistan tax holiday does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan are fully provided for at the U.S. Federal tax rate of 34%. The Pakistan corporate tax rate is 33%. The Company’s income taxes would not have been significantly higher as a result of the holiday.

The Company has state NOL carryforwards of approximately $4.1 million which will expire at various dates from 2032 to 2034. The Company has a Federal NOL carryforward of approximately $3.6 million which will expire in 2034.

16.	OTHER INCOME (EXPENSE) – NET

Other (expense) income net for the years ended December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Foreign exchange (loss) gain	$(122,163)	$199,919
Other	(12,552)	30,227
Other (expense) income - net	$(134,715)	$230,146

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. A decline in the exchange rate by approximately 5% from December 31, 2013 to December 31, 2014 caused a foreign exchange loss of $122,163 for the year ended December 31, 2014. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 9% from December 31, 2012 to December 31, 2013, caused a foreign exchange gain of $199,919.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2014 and December 31, 2013, the carrying amounts of cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

The following table summarizes the Company’s financial instruments that are not measured at fair value on a recurring basis by fair value hierarchy as of December 31, 2014 and December 31, 2013:

	Carrying Value at	Fair Value as of December 31, 2014, using,
	December 31, 2014	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$1,048,660	$1,048,660	$-	$-	$1,048,660
Financial Liabilities
Borrowings under line of credit	1,215,000	-	1,215,000	-	1,215,000
Notes payable - Other(1)	645,180	-	-	644,974	644,974

	Carrying Value at	Fair Value as of December 31, 2013, using,
	December 31, 2013	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$497,944	$497,944	$-	$-	$497,944
Financial Liabilities
Borrowings under line of credit	1,015,000	-	1,015,000	-	1,015,000
Notes payable - Other(1)	1,341,691	-	-	1,349,308	1,349,308
Convertible note	472,429	-	-	473,042	473,042

(1) Excludes note payable to the CEO.

Note Payable-Related Party – The CEO advanced a loan of $1,000,000 to the Company, of which $470,089 and $735,680 was outstanding as of December 31, 2014 and December 31, 2013, respectively. The loan bears an annual interest rate of 7.0%. The total principal and cumulative interest are due upon maturity of the loan on July 5, 2015. The fair value of related party transactions, including note payable to the CEO, cannot be determined based upon the related party nature of the transaction.

Borrowings under Revolving Line of Credit – The Company’s outstanding borrowings under the line of credit with TD Bank had a carrying value of $1,215,000 and $1,015,000 as of December 31, 2014 and December 31, 2013, respectively. The fair value of the outstanding borrowings under the line of credit with TD Bank approximated the carrying value at December 31, 2014 and December 31, 2013, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Notes Payable-Other – Notes payable-other consists of fixed rate term loans from TD Bank, Santander Bank, Bank Direct Capital Finance, auto loans and promissory notes from prior acquisitions.

The fixed interest-bearing term loans had an aggregate carrying value of $156,894 (Bank Direct Capital Finance) and $11,667 (Santander Bank) as of December 31, 2014 and December 31, 2013, respectively. Collectively, the fair value of these term loans was approximately $158,435 (Bank Direct Capital Finance) and $11,801 (Santander Bank) at December 31, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the term loans was determined based on internally-developed valuations that use current interest rates in developing a present value of these term loans. The outstanding fixed interest bearing auto loans had a carrying value of $66,297 and $13,279 as of December 31, 2014 and December 31, 2013, respectively. The fair value of these auto loans was approximately $63,371 and $12,485 at December 31, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the auto loans was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable.

The Company issued fixed interest-bearing notes payable to the former owners of UPMS, GNet, MM, Metro Medical and Sonix Medical Technologies, Inc. The aggregate carrying value of these notes payable was $421,989 and $1,316,746 at December 31, 2014 and December 31, 2013, respectively. Collectively, the fair value of these notes payable was approximately $423,168 and $1,325,022 at December 31, 2014 and December 31, 2013, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the notes payable to the former owners of businesses acquired was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable.

Convertible Note – The Company issued a fixed interest bearing convertible promissory note to an accredited investor on September 23, 2013. The carrying value of the convertible promissory note was $472,429 at December 31, 2013. The fair value of the convertible promissory note was approximately $473,042 at December, 31, 2013, and is categorized as Level 3 in the fair value hierarchy. The fair value was determined based on internally-developed valuations that use current interest rates in developing a present value of the convertible note. Pursuant to the terms of the note, the principal and interest outstanding thereunder automatically converted into 117,567 shares of common stock upon the closing of the IPO at a conversion price equal to 90% of the per-share issuance price of the common stock in the IPO. This conversion resulted in additional common stock and paid-in capital amounts of $118 and $587,717, respectively, at the conversion date.

There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2014 and 2013. The following table presents the change in the estimated fair value of Company’s liability under notes payable – other, measured using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	2014	2013
Fair value measurement at beginning of year	1,349,308	$1,038,431
Promissory notes issued during the year	565,280	1,225,000
Repayment of notes payable	(1,217,886)	(889,262)
Changes in fair values	(51,728)	(24,861)
Fair value measurement at end of year	$644,974	$1,349,308

Financial instruments measured at fair value on a recurring basis:

The automatic conversion feature for the convertible promissory note was measured at fair value on a recurring basis. The fair value of the automatic conversion feature had been estimated at $38,142 at December 31, 2013, with the decrease in value recorded in the consolidated statement of operations as other expense. The fair value of the automatic conversion feature of the promissory note was measured using Level 3 inputs based on internally-developed valuations that use current interest rates and assumptions about the timing of the Company’s IPO. At the date of the IPO, this promissory note was converted into 117,567 shares of the Company's common stock.

Contingent Consideration

The Company's potential contingent consideration of $2,626,323 as of December 31, 2014 relating to the 2014 acquisitions are Level 3 liabilities. The fair value of the liabilities determined by this analysis is primarily driven by the price of Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the Acquired Businesses during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If revenue from an acquisition exceeds the trailing revenue shown in the Company’s prospectus, or the Company’s stock price exceeds the price on July 28, 2014, the date of the acquisitions, the consideration could exceed the original estimated contingent consideration. Discount rates are estimated by using the bond yields.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurement at Reporting Date Using Significant Unobservable Outputs, Level 3
Balance at December 31, 2013	$-
Contingent consideration from 2014 acquisitions	4,437,685
Change in fair value	(1,811,362)
Balance at December 31, 2014	$2,626,323

There was no impairment charges recorded during the years ended December 31, 2014 or 2013.

18.	Accumulated OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance - January 1, 2013	$(77,770)	$(77,770)
Other comprehensive loss during the year	(109,584)	(109,584)
Balance - December 31, 2013	$(187,354)	$(187,354)
Other comprehensive loss during the year	(21,608)	(21,608)
Balance - December 31, 2014	$(208,962)	$(208,962)

19.	Subsequent events

On February 19, 2015, the Company entered into settlement agreements with certain parties that the Company believed had violated (or tortiously interfered with) an agreement restricting them from directly or indirectly soliciting customers of the Company pursuant to the acquisition agreement between the Company and CastleRock.

In accordance with the settlement agreements, the Company has agreed to release its claims in consideration for (i) the forfeiture of 53,797 shares of Company stock that were otherwise issuable to CastleRock in connection with the acquisition of the CastleRock businesses, (ii) the removal of a provision limiting the reduction of the CastleRock purchase price should revenues generated by the CastleRock businesses for the twelve (12) months after the acquisition be less than the twelve (12) months’ revenue immediately preceding the acquisition, (iii) terminating the consulting agreement between the Company and CastleRock, and (iv) an agreement between the Company, EA Health Corporation, Inc. (“EA Health”) and a former CastleRock employee prohibiting EA Health and that former employee from soliciting or creating business relationships with any additional current or former customers of the Company for a period of six (6) months ending June 17, 2015. The obligations of the Company and CastleRock contained in the acquisition agreement remain intact aside from the modifications contained in the settlement agreements. The effect of this settlement will change the outstanding number of shares by 53,797 and the amount of the contingent consideration by the fair value of those shares, which was determined to be $133,000 in the first quarter of 2015. There was no change to the amount of the Goodwill, intangible assets, number of outstanding shares and contingent consideration at December 31, 2014.

During March 2015, the Company’s line of credit with TD Bank was increased from $1.215 million to $3.0 million under the same terms. Also during March 2015, the Company formed a wholly-owned subsidiary in Poland, MTBC-Europe Sp. z.o.o. The Poland subsidiary will provide operational support and serve as a back-up facility.

