Form 10-Q
period 2015-03-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2015-05-13
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At May 6, 2015, the registrant had 11,009,503 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements by terminology such as "anticipate", "believe", “continue”, "could", "estimate", "expect", “goals”, "intend", “likely”, "may", "plan", “potential”, "predict", "project", "will" or the negative of these terms or other similar terms and phrases.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include:

•	our ability to manage our growth, including acquiring and effectively integrating other businesses into our infrastructure;
•	our ability to retain our customers, including effectively migrating and keeping new customers acquired through business acquisitions;
•	our ability to attract and retain key officers and employees, including Mahmud Haq and personnel critical to the transitioning and integration of our newly acquired businesses;
•	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
•	our ability to maintain operations in Pakistan in a manner that continues to enable us to offer competitively priced products and services;
•	our ability to keep and increase market acceptance of our products and services;
•	our ability to keep pace with a changing healthcare industry and its rapidly evolving regulatory environment;
•	our ability to protect and enforce intellectual property rights; and
•	our ability to maintain and protect the privacy of customer and patient information.

The foregoing factors are in addition to the other risks described in this Quarterly Report on Form 10-Q, and in our other SEC filings, including our prospectus dated July 22, 2014, filed with the SEC on July 23, 2014, under the heading, “Risk Factors.”

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$1,185,943	$1,048,660
Accounts receivable - net of allowance for doubtful accounts of $193,239 and $165,000 at March 31, 2015 and December 31, 2014, respectively	2,933,072	3,007,314
Current assets - related party	24,284	24,284
Prepaid expenses	320,211	315,901
Other current assets	267,492	188,541
Total current assets	4,731,002	4,584,700
PROPERTY AND EQUIPMENT - Net	1,427,424	1,444,334
INTANGIBLE ASSETS - Net	7,315,899	8,377,837
GOODWILL	8,560,336	8,560,336
OTHER ASSETS	162,597	140,053
TOTAL ASSETS	$22,197,258	$23,107,260
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$694,376	$1,082,342
Accrued compensation	597,078	836,525
Accrued expenses	1,257,981	1,113,108
Deferred rent	18,371	12,683
Deferred revenue	25,700	37,508
Accrued liability to related party	134,794	153,931
Borrowings under line of credit	3,000,000	1,215,000
Note payable - related party	470,089	470,089
Notes payable - other (current portion)	346,898	596,616
Contingent consideration	1,930,440	2,626,323
Total current liabilities	8,475,727	8,144,125
Notes payable - other	43,100	48,564
DEFERRED RENT	536,866	551,343
DEFERRED REVENUE	41,344	42,631
Total liabilities	9,097,037	8,786,663
COMMITMENT AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding none at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 9,657,807 and 9,711,604 shares at March 31, 2015 and December 31, 2014, respectively	9,659	9,712
Additional paid-in capital	18,966,352	18,979,976
Accumulated deficit	(5,626,039)	(4,460,129)
Accumulated other comprehensive loss	(249,751)	(208,962)
Total shareholders' equity	13,100,221	14,320,597
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,197,258	$23,107,260

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
NET REVENUE	$6,137,859	$2,573,477
OPERATING EXPENSES:
Direct operating costs	3,546,456	1,152,635
Selling and marketing	120,440	70,021
General and administrative	3,142,411	1,286,276
Research and development	164,934	116,428
Change in contingent consideration	(828,762)	-
Depreciation and amortization	1,159,515	270,043
Total operating expenses	7,304,994	2,895,403
Operating loss	(1,167,135)	(321,926)
OTHER:
Interest income	6,914	2,989
Interest expense	(42,186)	(52,713)
Other income (expense) - net	46,121	(199,885)
LOSS BEFORE INCOME TAXES	(1,156,286)	(571,535)
INCOME TAX PROVISION (BENEFIT)	9,624	(187,863)
NET LOSS	$(1,165,910)	$(383,672)
NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.12)	$(0.08)
Weighted-average basic and diluted shares outstanding	9,687,097	5,101,770

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
NET LOSS	$(1,165,910)	$(383,672)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(40,789)	130,829
COMPREHENSIVE LOSS	$(1,206,699)	$(252,843)

(a) Net of taxes of $67,395 for the three months ended March 31, 2014. No tax effect has been recorded in 2015 as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustment.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance- January 1, 2015	9,711,604	$9,712	$18,979,976	$(4,460,129)	$(208,962)	$14,320,597
Net loss	-	-	-	(1,165,910)	-	(1,165,910)
Foreign currency translation adjustment	-	-	-	-	(40,789)	(40,789)
Forfeiture of shares issued to acquired businesses	(53,797)	(53)	(132,826)	-	-	(132,879)
Stock-based compensation expense	-	-	119,202	-	-	119,202
Balance- March 31, 2015	9,657,807	$9,659	$18,966,352	$(5,626,039)	$(249,751)	$13,100,221

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,165,910)	$(383,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,159,515	270,043
Deferred rent	(2,816)	2,139
Deferred revenue	(13,095)	(10,682)
Deferred income taxes	-	(187,863)
Provision for doubtful accounts	28,239	28,348
Foreign exchange (gain) loss	(28,689)	210,006
Gain from reduction in referral fee	-	(105,523)
Interest accretion on convertible promissory note	-	11,767
Stock-based compensation expense	126,849	-
Change in contingent consideration	(828,762)	-
CastleRock settlement payment	(110,000)	-
Other	-	955
Changes in operating assets and liabilities:
Accounts receivable	46,006	38,826
Other assets	(108,219)	(18,520)
Accounts payable and other liabilities	(400,432)	144,880
Net cash (used in) provided by operating activities	(1,297,314)	704
INVESTING ACTIVITIES:
Capital expenditures	(83,588)	(53,569)
Advances to majority shareholder	-	(1,000)
Repayment of advances to majority shareholder	-	1,000
Net cash used in investing activities	(83,588)	(53,569)
FINANCING ACTIVITIES:
Repayments of notes payable - other	(254,827)	(340,880)
Proceeds from line of credit	3,435,000	1,485,000
Repayments of line of credit	(1,650,000)	(1,285,000)
IPO-related costs	-	(14,508)
Net cash provided by (used in) financing activities	1,530,173	(155,388)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,988)	16,813
NET INCREASE (DECREASE) IN CASH	137,283	(191,440)
CASH - Beginning of the period	1,048,660	497,944
CASH - End of period	$1,185,943	$306,504
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of prepaid insurance through assumption of note	$-	$36,640
Accrued IPO-related costs	$-	$227,750
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$9,759	$5,230
Interest	$75,576	$82,600

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

Notes to CONDENSED Consolidated Financial Statements

AS OF AND FOR THE THREE MONTHS ENDED March 31, 2015 and 2014 (UnaUDITED)

1.	Organization and Business

General – Medical Transcription Billing, Corp. (“MTBC” or the “Company”) is a healthcare information technology company that offers proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services to private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan. The Company also has a wholly-owned subsidiary in Poland.

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. MTBC Private Limited (or “MTBC Pvt. Ltd.”) is a majority-owned subsidiary of MTBC and was founded in 2004. MTBC owns 99.99% of the authorized outstanding shares of MTBC Pvt. Ltd. and the remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and chief executive officer of MTBC.

2.	BASIS OF PRESENTATION

The Company has prepared its unaudited condensed consolidated financial statements under the assumption that it is a going concern. The Company’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate positive cash flow from operations in the future, and/or securing additional financing. The Company’s management has discussed options to raise additional capital through debt and equity issuances, which would allow the Company to fund future growth as well as provide additional liquidity. While the Company has received several non-binding term sheets from debt funds, it has not signed any agreement that would provide for additional financing. This condition, along with certain other factors, raises substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company has a line of credit with TD Bank that had a fully-utilized borrowing limit of $3.0 million as of March 31, 2015. The line of credit renews annually, subject to TD Bank’s approval, and currently expires in November 2015. The Company relies on the line of credit for working capital purposes and it has been renewed annually for the past seven years. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash from operations to meet its future operational cash needs and reduce the cost of U.S.-based employees, subcontractors and certain general and administrative expenses.

The Company has not received any indications from TD Bank that the line of credit would not be further renewed; however, if the terms of the renewal were not acceptable to the Company or the line of credit was not renewed, the Company would need to obtain additional financing. The Company has spoken with banks and debt funds about replacement or additional debt capital. As a public company, additional equity capital is available through the public markets, either through a follow-on round of equity financing via a public offering, from a private investor (a “PIPE”), or through other types of issuances. The Company believes there are several viable financing options available, although there can be no guarantee that the execution of such options would not be dilutive to existing shareholders. Management believes that MTBC will be successful in obtaining adequate sources of cash to fund its anticipated level of operations through the end of March 2016, but there can be no assurance that management will be successful in raising sufficient additional equity and/or debt (including extension of the maturity dates of existing borrowings). If additional financing is not available and MTBC is unable to generate positive cash flow from operations, the Company will be compelled to reduce the scope of its business activities, including, but not limited to, the following:

•	Reducing the number of employees;
•	Reducing the number of locations that service customers;
•	Curtailing research and development or sales and marketing efforts; and/or
•	Reducing general and administrative expenses.

The accompanying unaudited condensed consolidated financial statements have been prepared by MTBC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2015, the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K, filed with Securities Exchange Commission (“SEC”) on March 31, 2015.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is authoritative guidance that implements a common revenue model that will enhance comparability across industries and requires enhanced disclosures. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under the current rules and replaces it with a principle-based approach for determining revenue recognition. The new standard introduces a five-step principles based process to determine the timing and amount of revenue ultimately expected to be received from the customer. The core principle of the revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal year 2017 with either retrospective or modified retrospective treatment applied. The Company is currently evaluating the impact that this may have on the consolidated financial statements upon implementation.

In June 2014, the FASB issued guidance on stock compensation.  The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015.  Earlier adoption is permitted.  Management does not believe that the adoption of this guidance will have any material impact on the Company's condensed consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate and disclose in the notes to the financial statements whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.

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

This standard is effective for the Company’s interim and annual consolidated financial statements for fiscal year 2017, with earlier adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statements.

In April 2015, the FASB issued an accounting standard that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is effective for fiscal years beginning on or after December 31, 2015 and for interim periods within that year. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

3.	ACQUISITIONS

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), collectively the (“Acquired Businesses”). The Company expects that these acquisitions will add a significant number of clients to the Company’s customer base and, similar to other acquisitions, will broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Subsequent to the acquisition, the Company agreed to accept 10% of the cash collected related to July 2014 revenue and pay 10% of the July 2014 expenses for two of the Acquired Businesses and to forego any collections related to July 2014 revenue and pay no expenses related to July 2014 for the remaining Acquired Business.

The aggregate purchase price for the Acquired Businesses amounted to approximately $17.4 million, based on the common stock price of $3.89 per share, consisting of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO, and 1,699,796 shares of common stock with a fair value of approximately $6.0 million based on the common stock price, subject to certain adjustments. Included in the consideration paid is $590,302 of cash and 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements, less a fair value adjustment of $571,000, which reflects the estimated value of shares in escrow which might be forfeited by the Acquired Businesses based on changes in revenue during the 12 months after the acquisitions. The cash escrow was released 120 days after the acquisitions were completed. After six months, 254,970 shares were scheduled to be released to the sellers; however, only the 201,173 shares for Omni and Practicare were released in February 2015. The balance of 53,797 shares, initially issued to CastleRock, were released from escrow to MTBC and cancelled on February 19, 2015, pursuant to the settlement agreements discussed below between CastleRock and MTBC. Of the remaining shares in escrow, 157,298 shares are scheduled to be released after nine months, and the remaining shares are scheduled to be released after 12 months, subject to adjustments for changes in revenue.

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

The difference between the Acquired Businesses’ operating results for the period July 28 through 31, 2014 and the amount of net funds received by the Company from the previous owners for that period was accounted for as additional purchase price (“Acquired Backlog”). This intangible (approximately $148,000) was fully amortized from the date of acquisition to December 31, 2014. This amortization is included in depreciation and amortization in the condensed consolidated statements of operations for the year ended December 31, 2014.

On February 19, 2015, the Company entered into settlement agreements with certain parties that the Company believed had violated (or tortuously interfered with) an agreement restricting them from directly or indirectly soliciting customers of the Company pursuant to the acquisition agreement between the Company and CastleRock.

In accordance with the settlement agreements, the Company paid $110,000 which had been accrued at December 31, 2014 and has agreed to release its claims in consideration for (i) the forfeiture of 53,797 shares of Company stock that were otherwise issuable to CastleRock in connection with the acquisition of the CastleRock businesses, (ii) changing the provision which governs the reduction of the CastleRock purchase price to exclude revenues from customers not in good standing when calculating the number of shares to be issued as discussed below, (iii) terminating the consulting agreement between the Company and CastleRock, and (iv) an agreement between the Company, EA Health Corporation, Inc. (“EA Health”) and a former CastleRock employee prohibiting EA Health and that former employee from soliciting or creating business relationships with any additional current or former customers of the Company for a period of six (6) months ending June 17, 2015. The obligations of the Company and CastleRock contained in the acquisition agreement remain intact aside from the modifications contained in the settlement agreements. The effect of this settlement reduced the outstanding number of shares by 53,797 and resulted in a settlement gain for the fair value of those shares, which was determined to be $133,000. The settlement gain is recorded within the change in contingent consideration in the condensed consolidated statement of operations.

Under each purchase agreement, the Company may be required to issue or entitled to cancel shares issued to the Acquired Businesses in the event acquired customer revenues for the 12 months following the close are above or below a specified threshold. In the case of Practicare, the Company may also be required to make additional cash payment, in the event post-closing revenues from customers acquired exceed a specified threshold.

The adjustments to the consideration for each of the Acquired Businesses will be based on the revenues generated from the acquired customers in the 12 months following the closing, as compared to the revenues generated by each of the Acquired Businesses in the four quarters ended March 31, 2014.

For each of Omni and Practicare, no adjustment will be made unless the variance is greater than 10% and 5%, respectively. Pursuant to the above settlement agreement between CastleRock and MTBC, there is no longer a minimum threshold for adjustment for CastleRock.

For each of the Acquired Businesses, the number of shares to be cancelled or issued as applicable will be calculated using a pre-determined formula in each of the purchase agreements.

As of the acquisition date, the Company recorded $4.4 million as the fair value of the contingent consideration liability as additional purchase price. During the three months ended March 31, 2015, the Company recorded an $828,672 change to the contingent consideration. This amount consists of a $695,883 reduction to the liability primarily due to both a decrease in the expected revenues that CastleRock will achieve and a decrease in the Company’s stock price and a $132,879 gain due to CastleRock’s forfeiture of 53,797 shares of the Company’s common stock. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations. The portion of the purchase price to be paid with the Company’s stock that is not contingent upon achieving specified revenue targets has been recorded as equity.

If the performance measures required by the 2014 purchase agreements are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement. If the price of the Company’s common stock increases, the Company may pay more than the recorded amount. Settlement will be in the form of Company’s common stock.

As part of the acquisitions, the Company entered into short-term employee, office space and equipment lease agreements with each of the respective Acquired Businesses. These arrangements allowed the Company to utilize certain personnel from the Acquired Businesses, as well as certain space and equipment located at the Acquired Businesses’ premises for a negotiated period of time. During the latter half of 2014 and early 2015, the Company entered into six leases for office space. Five of the leases have a one-year term and one lease has an 18-month term.

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
$17,576,000

The weighted-average amortization period of the acquired intangible assets is 3 years.

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

The revenue from former customers of Acquired Businesses whose contracts were acquired has been included in the Company’s condensed consolidated statement of operations since the date of acquisition. Revenues of $3,807,098 related to Acquired Businesses are included in the condensed consolidated statements of operations for the three months ended March 31, 2015.

Transaction-related costs associated with the acquisitions of the Acquired Businesses of $36,668 during the three months ended March 31 2014 were expensed, and included in general and administrative expenses in the condensed consolidated statement of operations.

The pro forma information below represents condensed consolidated results of operations as if the acquisition of the Acquired Businesses occurred on January 1, 2014. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above date, nor is it necessarily indicative of future results. For each of the Acquired Businesses, we have identified revenue from customers who cancelled their contracts prior to MTBC’s acquisition of such customers’ contracts. Such revenue is excluded from the pro forma information below, since MTBC did not pay for these customers and will not generate revenues from those customers. The March 31, 2014 pro forma net loss was adjusted to exclude $30,000 of acquisition-related costs incurred during the quarter then ended.

For the quarter ended March 31, 2014

Total revenue	$7,174,440
Net loss	$(1,659,542)
Net loss per share	$(0.33)

4.	Intangible Assets – NET

Intangible assets-net as of March 31, 2015 and December 31, 2014 consist of following:

	March 31,	December 31,
	2015	2014
Contracts and relationships acquired	$11,164,988	$11,164,988
Non-compete agreements	1,206,272	1,206,272
Other Intangible assets	316,134	309,486
Total intangible assets	12,687,394	12,680,746
Less: Accumulated amortization	(5,371,495)	(4,302,909)

Intangible assets - net	$7,315,899	$8,377,837

Amortization expense was $1,066,745 and $218,934 for the three months ended March 31, 2015 and March 31, 2014, respectively. The weighted-average amortization period is three years.

As of March 31, 2015, future amortization expense scheduled to be expensed is as follows:

Years Ending
December 31
2015 (nine months)	$2,655,911
2016	3,153,443
2017	1,506,196
2018	349
Total	$7,315,899

5.	Concentrations

Financial Risks — As of March 31, 2015 and December 31, 2014, the Company held Pakistani rupees of 91,203,453 (US $898,556) and Pakistani rupees of 56,507,436 (US $562,823), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States of America in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have been minimal. During the three months ended March 31, 2015 and 2014, respectively, there were no customers with sales of 4% or more of the total.

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

The carrying amounts of net assets located in Pakistan were $1,132,395 and $796,609 as of March 31, 2015 and December 31, 2014, respectively. These balances exclude intercompany receivables of $2,621,305 and $2,681,937 as of March 31, 2015 and December 31, 2014, respectively. The following is a summary of the net assets located in Pakistan as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Current assets	$1,086,946	$698,174
Non-current assets	1,333,520	1,355,333
	2,420,466	2,053,507
Current liabilities	(1,268,687)	(1,233,618)
Non-current liabilities	(19,384)	(23,280)
	$1,132,395	$796,609

6.	NET LOss per share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Basic:
Net loss	$(1,165,910)	$(383,672)
Weighted average shares used in computing basic loss per share	9,687,097	5,101,770
Net loss per share - Basic	$(0.12)	$(0.08)

Diluted:
Net loss	$(1,165,910)	$(383,672)
Weighted average shares used in computing diluted loss per share	9,687,097	5,101,770
Net loss per share - Diluted	$(0.12)	$(0.08)

Restricted share units (“RSUs”) of 457,500, which are net of forfeitures, have been excluded from the above calculation as they were anti-dilutive. The net loss per share - basic excludes 1,287,529 of contingently-issued shares. The net loss per share - diluted does not include any contingently issuable shares as the effect would be anti-dilutive and no shares would be released based on the revenue to date generated by the Acquired Businesses.

7.	Debt

Revolving Line of Credit — The Company has an agreement with TD Bank for a revolving line of credit maturing on November 30, 2015 for up to $3 million. The line of credit has a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25% as of March 31, 2015 and December 31, 2014). The line of credit is collateralized by all of the Company’s assets and is guaranteed by the CEO of the Company. The outstanding balance as of March 31, 2015 and December 31, 2014 was $3,000,000 and $1,215,000, respectively. The Company is prohibited from paying any dividends without the prior written consent of TD Bank.

Convertible Note — On September 23, 2013, the Company issued a convertible promissory note in the amount of $500,000 to an accredited investor, AAMD LLC, with a maturity date of March 23, 2016, and bearing interest at the rate of 7.0% per annum. Pursuant to the terms of the note, the principal and interest outstanding thereunder automatically converted into 117,567 shares of common stock upon the closing of the IPO at a conversion price equal to 90% of the per-share issuance price of the common stock in the IPO. Interest and other expense of $12,722 was recorded in connection with this convertible note for the three months ended March 31, 2014 and was included in interest expense and other income (expense)-net in the condensed consolidated statement of operations.

Maturities of notes payable as of March 31, 2015 are as follows:

Years Ending December 31	Liability Against Assets Subject to Finance Lease	Metro Medical	Loan from CEO	Bank Direct Capital Finance	Honda Financial Services	Total
2015 (nine months)	$8,967	$265,386	$470,089	$63,399	$3,981	$811,822
2016	11,875	-	-	-	6,194	18,069
2017	11,152	-	-	-	6,471	17,623
Thereafter	-	-	-	-	12,573	12,573
Total	$31,994	$265,386	$470,089	$63,399	$29,219	$860,087

8.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations, or cash flows of the Company.

At December 31, 2013, the Company had accrued a liability of $161,137 for a referral fee payable to a former owner of Sonix Medical Technologies, Inc. The Company settled the liability for $55,614 and reversed an accrued expense of $105,523, which reduced general and administrative expenses in the condensed consolidated statements of operations during the three months ended March 31, 2014.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases with related parties and for office space as of March 31, 2015 are as follows (certain leases with non-related parties are cancellable):

Years Ending
December 31	Total
2015 (nine months)	$121,788
2016	75,750
2017	58,500
Total	$256,038

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, including amounts for related party leases described in Note 9, amounted to $246,904 and $105,150 for the three months ended March 31, 2015 and 2014, respectively.

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

In February 2013, the CEO advanced a loan of $1,000,000 to the Company, of which a portion was used to repay the outstanding balance on the revolving credit line with TD Bank; $470,089 was outstanding on this loan as of March 31, 2015 and December 31, 2014. The loan bears an annual interest rate of 7.0%. The total principal and outstanding interest are due upon maturity of the loan on July 5, 2015. The Company recorded interest expense on the loan from the CEO of $8,114 and $12,698 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the Company paid accrued interest of $45,029 to the CEO.

The Company had sales to a related party, a physician who is related to the CEO. Revenue from this customer was approximately $4,354 and $4,736 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the receivable balance due from this customer was $1,555 and $1,128, respectively. During April 2015, the Company began initial testing of a new service called Same Day Funding with the physician related to the CEO. The Audit Committee of the Board of Directors approved advancing funds of no more than $20,000 through May 31, 2015. If the initial testing is successful, this service will be tested with other practices.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $32,100 during both the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, the Company had a liability outstanding to KAI of $126,681 and $108,902, respectively.

The Company leases its corporate offices in New Jersey and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense was $43,798 and $42,231 for the three months ended March 31, 2015 and 2014, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statement of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of both March 31, 2015 and December 31, 2014. Other assets includes prepaid rent that has been paid to the CEO in the amount of $11,084 as of both March 31, 2015 and December 31, 2014.

The Company advanced $1,000 to the CEO during the three months ended March 31, 2014, which was repaid during the same period.

The CEO of the Company guaranteed the Company’s existing line of credit with the TD Bank and has also committed to contribute up to $400,000 in additional capital to the Company, if necessary.

10.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan were $23,562 and $15,080 for the three months ended March 31, 2015 and 2014, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions were $37,980 and $20,331 for the three months ended March 31, 2015 and 2014, respectively.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan,”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”), including unrestricted stock grants.

During April 2014, the Compensation Committee authorized and the Company awarded 217,500 restricted stock awards (“RSUs”) in the aggregate under the 2014 Plan to two named executive officers and three of its independent directors. During September 2014, the Compensation Committee authorized and the Company awarded 171,000 RSUs in the aggregate under the 2014 Plan to its four independent directors, two named officers and six employees. On March 25, 2015, the Compensation Committee authorized and the Company awarded 20,000 RSUs to two named employees. One third of these RSUs vest annually over three years as long as the employee or executive continues to be employed by the Company on the applicable vesting date or the director remains a member of the Company’s Board of Directors. As a result, the Company recognized stock-based compensation cost beginning in April 2014. The Company’s policy election for these graded-vesting RSUs is to recognize compensation expense on a straight-line basis over the total requisite service period for the entire award. The RSUs, other than the cash-settled and performance-based RSUs, contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

Effective September 15, 2014 and November 10, 2014, the Compensation Committee authorized an additional 125,000 and 10,000 RSUs, respectively, in the aggregate to certain employees that vest ratably beginning in the fourth quarter of 2014 through the third quarter of 2015 based on whether certain performance measures are attained in each of those quarters. Shares that do not vest in any quarter because the performance measures were not attained are forfeited. The performance-based RSUs authorized on November 10, 2014 were not issued. None of the performance-based RSUs authorized on September 15, 2014 vested in the fourth quarter of 2014 or the first quarter of 2015. Accordingly, through March 31, 2015, no expense has been recorded related to the performance-based RSUs.

On March 25, 2015, the Compensation Committee authorized 211,400 cash-settled RSUs to be given to certain employees in Pakistan. Of the total authorized, 196,600 were granted. The cash-settled RSUs vest over three years with the first vesting date being July 27, 2015 for those employees who were employed by the Company as of July 28, 2014.

We engaged a third-party valuation specialist to assist us in valuing the RSUs granted in April 2014, who determined the fair value of the RSUs was $3.60 per share at the time of grant. The market price of our common stock on the date of grant for the RSUs awarded in September 2014 and March 2015 was $3.83 and $2.50, respectively, and was used in recording the fair value of the award. The aggregate compensation cost for RSUs recorded under the 2014 Plan, including the cash-settled RSUs was $126,849 for the quarter ended March 31, 2015 of which $119,202 was recorded through equity and $7,647 was recorded in the condensed consolidated statement of operations. The stock-based compensation was recorded as follows:

Stock-based compensation included in the Consolidated Statement of Operations:	Three Months Ended March 31, 2015
Direct operating costs	$4,640
General and administrative	120,996
Research and development	1,213
Total stock-based compensation expense	$126,849

12.	INCOME TAXES

Due to the valuation allowance recorded against all net deferred tax assets, no income tax benefit was recorded for the three months ended March, 31 2015. The provision for the three months ended March 31, 2015 represents state minimum taxes and taxes attributable to Pakistan. For the three months ended March 31, 2014, we used a discrete approach in calculating the tax benefit. Under the discrete method, we determined our tax benefit based upon actual results as if the interim period were an annual period.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

Although the Company is forecasting a return to profitability, it incurred cumulative losses which makes realization of a deferred tax asset difficult to support in accordance with Accounting Standards Codification (“ASC”) 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of March 31, 2015 and December 31, 2014.

13.	OTHER INCOME (EXPENSE) – NET

Other income (expense)-net for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three Months Ended
	March 31,
	2015	2014

Foreign exchange gain (loss)	$31,463	$(203,264)
Other	14,658	3,379
Other income (expense) - net	$46,121	$(199,885)

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested. An increase in the exchange rate of Pakistan rupees per U.S. dollar in the first quarter of 2015 of 0.4% caused a foreign exchange gain of $31,463 for the three months ended March 31, 2015. A decline in the exchange rate of Pakistan rupees per U.S. dollar by 8% from December 31, 2013 to March 31, 2014, caused a foreign exchange loss of $203,264 for the three months ended March 31, 2014.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2015 and December 31, 2014, the carrying amounts of cash, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

The following table summarizes the Company’s financial instruments that are not measured at fair value on a recurring basis by a fair value hierarchy as of March 31, 2015 and December 31, 2014:

	Carrying Value at	Fair Value as of March 31, 2015, using,
	March 31, 2015	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$1,185,943	$1,185,943	$-	$-	$1,185,943
Financial Liabilities
Borrowings under line of credit	3,000,000	-	3,000,000	-	3,000,000
Notes payable - Other(1)	389,998	-	-	388,729	388,729

	Carrying Value at	Fair Value as of December 31, 2014, using,
	December 31, 2014	Level 1	Level 2	Level 3	Total
Financial Assets
Cash	$1,048,660	$1,048,660	$-	$-	$1,048,660
Financial Liabilities
Borrowings under line of credit	1,215,000	-	1,215,000	-	1,215,000
Notes payable - Other(1)	645,180	-	-	644,974	644,974

(1) Excludes note payable to the majority shareholder

Note Payable-Related Party - The CEO advanced a loan of $1,000,000 to the Company, of which $470,089 was outstanding as of March 31, 2015 and December 31, 2014. The loan bears an annual interest rate of 7.0%. The total principal and cumulative interest are due upon maturity of the loan on July 5, 2015. The fair value of related party transactions, including note payable to the CEO, cannot be determined based upon the related party nature of the transaction.

Borrowings under Revolving Line of Credit – The Company’s outstanding borrowings under the line of credit with TD Bank had a carrying value of $3,000,000 and $1,215,000 as of March 31, 2015 and December 31, 2014, respectively. The fair value of the outstanding borrowings under the line of credit with TD Bank approximated the carrying value at March 31, 2015 and December 31, 2014, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Notes Payable-Other – Notes payable-other consists of amounts due to Bank Direct Capital Finance, auto loans and a promissory note related to a 2013 acquisition.

The fixed interest-bearing term loan from Bank Direct Capital Finance had an aggregate carrying value of $63,399 and $156,894 as of March 31, 2015 and December 31, 2014, respectively. The fair value of this term loan was approximately $63,710 and $158,435 at March 31, 2015 and December 31, 2014, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the term loan was determined based on internally-developed valuations that use current interest rates in developing a present value of this term loan. The outstanding fixed interest bearing auto loans had a carrying value of $61,213 and $66,297 as of March 31, 2015 and December 31, 2014, respectively. The fair value of these auto loans was approximately $59,138 and $63,371 at March 31, 2015 and December 31, 2014, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the auto loans was determined based on internally-developed valuations that use the interest rate charged by TD Bank (4.25% at March 31, 2015 and December 31, 2014) in developing a present value of these notes payable.

The Company issued fixed interest-bearing note payable to the former owner of a 2013 acquisition. The aggregate carrying value of the note payable was $265,386 and $421,989 at March 31, 2015 and December 31, 2014, respectively. The fair value of the note payable was approximately $265,881 and $423,168 at March 31, 2015 and December 31, 2014, respectively, and is categorized as Level 3 in the fair value hierarchy. The fair value of the note payable related to a 2013 acquisition was determined based on internally-developed valuations that use the interest rate charged by TD Bank (4.25% at March 31, 2015 and December 31, 2014) in developing a present value of the note payable.

Contingent Consideration

The Company’s potential contingent considerations of $1,930,440 and $2,626,323 as of March 31, 2015 and December 31, 2014, respectively, related to the 2014 acquisitions are Level 3 liabilities. The fair value of the contingent consideration is primarily driven by the price of the Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the Acquired Businesses during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If revenue from an acquisition exceeds the trailing revenue shown in the Company’s prospectus, or the Company’s stock price exceeds the price on July 28, 2014, the date of the acquisitions, the consideration could exceed the original estimated contingent consideration. Discount rates are estimated by using government bond yields (0.10%).

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Financial instruments measured at fair value on a recurring basis:

FairValue Measurement at Reporting Date Using Significant Unobservable Outputs, Level 3
Balance - January 1, 2015	$2,626,323
Change in fair value	(695,883)
Balance - March 31, 2015	$1,930,440

15.	Accumulated OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss for the three months ended March 31, 2015 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance - January 1, 2015	$(208,962)	$(208,962)
Other comprehensive loss during the period	(40,789)	(40,789)
Balance - March 31, 2015	$(249,751)	$(249,751)

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Our Pakistan operations accounted for approximately 49% of total expenses for the three months ended March 31, 2014 and 35% of expenses for the three months ended March 31, 2015. A significant portion of those expenses were personnel-related costs (approximately 78% for the three months ended March 31, 2014 and 82% for the three months ended March 31, 2015). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we acquired, including the Acquired Businesses, use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

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

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted EBITDA does not reflect the value of stock-based compensation expense including cash-settled awards based on changes in the stock price;
•	Adjusted EBITDA does not reflect non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
•	Adjusted EBITDA does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted EBITDA does not reflect changes in contingent consideration.

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue: for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Quarter ended March 31,
	2015	2014
Net Revenue	$6,137,859	$2,573,477

GAAP net loss	$(1,165,910)	$(383,672)

Provision (benefit) for income taxes	9,624	(187,863)
Net interest expense	35,272	49,724
Other (income) expense-net	(46,121)	199,885
Stock-based compensation expense	126,849	-
Depreciation and amortization	1,159,515	270,043
Integration and transaction costs	-	50,156
Change in contingent consideration	(828,762)	-
Adjusted EBITDA	$(709,533)	$(1,727)

Adjusted EBITDA Margin	(11.6)%	(0.1)%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense, including cash-settled awards based on changes in the stock price;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted Net Income does not reflect changes in contingent consideration.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Quarter ended March 31,
	2015	2014
GAAP net loss	$(1,165,910)	$(383,672)

Other (income) expense-net	(46,121)	199,885
Stock-based compensation expense	126,849	-
Amortization of purchased intangible assets	1,060,011	216,590
Integration and transaction costs	-	50,156
Change in contingent consideration	(828,762)	-
Non-GAAP Adjusted Net Income	$(853,933)	$82,959

End-of-period shares	10,945,336	5,101,770

Non-GAAP Adjusted Net Income per Share	$(0.08)	$0.02

	Quarter ended March 31,
	2015	2014
GAAP net loss per diluted share	$(0.12)	$(0.08)

GAAP net loss per end-of-period share	(0.11)	(0.08)
Other expense- net	-	0.04
Stock-based compensation expense	0.01	-
Amortization of purchased intangible assets	0.10	0.05
Integration and transaction costs	-	0.01
Change in contingent consideration	(0.08)	-
Non-GAAP Adjusted Net Income per Share	$(0.08)	$0.02

End-of-period shares	10,945,336	5,101,770

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of March 31, 2015 and December 31, 2014 including the shares which were issued but are subject to forfeiture and considered contingent consideration, in order to provide insight into the results considering the total number of shares which were issued at the time of the acquisitions. Accordingly the end of period shares includes 1,287,529 of contingently issuable shares. No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carryforward losses to offset the applicable income taxes.

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

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 90% of our revenue for the three months ended March 31, 2014 and approximately 71% for the three months ended March 31, 2015, due to the three acquisitions during the year ended December 31, 2014.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate is 97% for the twelve months ended March 31, 2015, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 95% for the twelve months ended March 31, 2015.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 36 days for primary care and 39 days for combined specialties for the twelve months ended March 31, 2015, as compared to the national average of 36 and 38 days, respectively, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices. Our days in accounts receivable are higher than our historic average since the acquisitions of the Acquired Businesses due to customers who are not on our platform.

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

Providers and Practices Served. As of March 31, 2015, we served approximately 1,965 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing 910 practices.

Sources of Revenue

Revenue: We derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 95% of our revenues during the three months ended March 31, 2015, and approximately 90% of our revenues during the three months ended March 31, 2014. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies. Through the first quarter of 2015, we have moved 86% of the acquired practices to our operating platform.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations. Our Pakistan operations accounted for approximately 41% and 59% of direct operating costs for the three months ended March 31, 2015 and 2014, respectively. The Acquired Businesses represent 40% of the direct operating costs for the three months ended March 31, 2015. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses. These have been relatively low through the end of 2014 (under 3% of our revenue), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in 2015 we intend to invest in marketing, business development and sales resources to expand our market share, building on our existing customer base.

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

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan office accounted for approximately 27% and 45% of general and administrative expenses in the three months ended March 31, 2015 and 2014, respectively. The Acquired Businesses represent 30% of the general and administrative expense for the three months ended March 31, 2015.

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of the Acquired Businesses based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration is re-measured at fair value at the end of each reporting period until the contingency is resolved, which is anticipated to occur by September 30, 2015. The Company recognizes changes in fair value in earnings each period. For the quarter ended March 31, 2015, the change in contingent consideration also includes a $133,000 gain resulting from CastleRock’s forfeiture at 53,797 shares of the Company’s common stock.

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

The acquisitions of Omni, Practicare and CastleRock during 2014 added $9,150,000 of intangibles, resulting in amortization which was $847,142 higher for the first three months of 2015 compared to the first three months of 2014.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income and late fees from customers. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $31,000 of other income and $203,000 of other expense in the first three months of 2015 and 2014, respectively.

Income Tax. In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of March 31, 2015 and December 31, 2014.

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

We believe that the accounting policies are those policies that involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

As a result of the 2014 acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing both changes in the fair value of the Company’s common stock and the probability of an adjustment to the purchase price. The fair value of the contingent consideration is driven by the price of the Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the Acquired Businesses during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If revenue from an acquisition exceeds the trailing revenue shown in the Company’s prospectus, or the Company’s stock price exceeds the price on July 28, 2014, the date of the acquisitions, the consideration could exceed the original estimated contingent consideration. Discount rates are estimated by using government bond yields.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three months ended March 31,
	2015	2014
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	57.8%	44.8%
Selling and marketing	2.0%	2.7%
General and administrative	51.2%	50.0%
Research and development	2.7%	4.5%
Change in contingent consideration	(13.5)%	0.0%
Depreciation and amortization	18.9%	10.5%
Total operating expenses	119.1%	112.5%

Operating loss	(19.1)%	(12.5)%

Interest expense — net	0.6%	1.9%
Other income (expense) - net	0.8%	(7.8)%
Loss before income taxes	(18.9)%	(22.2)%
Income tax provision (benefit)	0.2%	(7.3)%
Net loss	(19.1)%	(14.9)%

Comparison of the three months ended March 31, 2015 and 2014

	Three months ended March 31,		Change
	2015	2014	Amount	Percent
Revenues	$6,137,859	$2,573,477	$3,564,382	139%

Revenue. Total revenue of $6.1 million for the three months ended March 31, 2015 increased by $3.6 million or 139% from revenue of $2.6 million for the three months ended March 31, 2014. Total revenue for the three months ended March 31, 2015 included $3.8 million of revenue from customers we acquired on July 28, 2014. The customers from the Acquired Businesses were the primary source of new revenue during the three months ended March 31, 2015.

	Three months ended March 31,		Change
	2015	2014	Amount	Percent
Direct operating costs	$3,546,456	$1,152,635	$2,393,821	208%
Selling and marketing	120,440	70,021	50,419	72%
General and administrative	3,142,411	1,286,276	1,856,135	144%
Research and development	164,934	116,428	48,506	42%
Change in contingent consideration	(828,762)	-	(828,762)
Depreciation	93,439	51,109	42,330	83%
Amortization	1,066,076	218,934	847,142	387%
Total operating expenses	$7,304,994	$2,895,403	$4,409,591	152%

Direct Operating Costs. Direct operating costs of $3.5 million for the three months ended March 31, 2015, increased by $2.4 million or 208% from direct operating costs of $1.2 million for the three months ended March 31, 2014. Salary cost in the U.S. increased by $1.2 million or 380% for the three months ended March 31, 2015 due to the addition of 64 U.S. employees who are classified in direct operating costs, primarily from the Acquired Businesses.

Salary costs in Pakistan increased by $647,000 or 136% for the three months ended March 31, 2015 as a result of the addition of approximately 850 employees in Pakistan who were hired primarily to service customers of the Acquired Businesses. As of March 31, 2015, we have eliminated utilization of subcontractors from the Acquired Businesses and reduced the dependence on U.S.-based employees by 68% since the date of acquisition.

Selling and Marketing Expense. Selling and marketing expense of $120,000 for the three months ended March 31, 2015 increased by $50,000 or 72% from selling and marketing expense of $70,000 for the three months ended March 31, 2014. The Company has hired a Vice President of Sales in December 2014 and initiated additional sales efforts which resulted in higher selling and marketing expense for the three months ended March 31, 2015.

General and Administrative Expense. General and administrative expense of $3.1 million, increased by $1.9 million or 144% from general and administrative expense of $1.3 million for the three months ended March 31, 2014, with additional expenses resulting primarily from the Acquired Businesses, including payroll, facilities, and costs of third-party software. Salary expense in the U.S. increased by $732,000 or 261% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Salary expense in Pakistan increased by $147,000 or 55% for the three months ended March 31, 2015, as a result of the addition of approximately 110 administrative and support employees in Pakistan. Facilities and other costs increased by $800,000 or 144% for the three months ended March 31, 2015, primarily due to the addition of the Acquired Businesses.

Research and Development Expense. Research and development expense of $165,000 for the three months ended March 31, 2015 increased by $49,000 or 42% from research and development expense of $116,000, as a result of adding additional technical employees in Pakistan. Research and development costs consist primarily of salaries and benefits related to personnel related costs. All such costs are expensed as incurred.

Contingent Consideration. The decrease in the contingent consideration liability of $829,000 for the three months ended March 31, 2015 includes both a $696,000 decrease in the value of the contingent consideration recorded as a liability and a gain of $133,000 related to CastleRock’s forfeiture of 53,797 shares of the Company’s common stock. The decrease in the liability primarily resulted from a decrease in the expected revenue that CastleRock will achieve and a decrease in the price of the Company’s common stock from December 31, 2014 to March 31, 2015.

Depreciation. Depreciation of $93,000 for the three months ended March 31, 2015, respectively, increased by $42,000 or 83% from depreciation of $51,000 for the three months ended March 31, 2014 as a result of the Company purchasing additional fixed assets.

Amortization Expense. Amortization expense of $1.1 million for the three months ended March 31, 2015, increased by $847,000 or 387% from amortization expense of $219,000 for the three months ended March 31, 2014. This increase resulted from intangible assets arising from our acquisitions of Omni, Practicare and CastleRock on July 28, 2014, which are primarily being amortized over three years.

	Three months ended March 31,		Change
	2015	2014	Amount	Percent
Interest income	$6,914	$2,989	$3,925	131%
Interest expense	(42,186)	(52,713)	10,527	(20)%
Other income (expense) - net	46,121	(199,885)	246,006	(123)%
Income tax (benefit)	9,624	(187,863)	197,487	(105)%

Interest Income. Interest income of $7,000 for the three months ended March 31, 2015, increased by $4,000 or 131% from interest income of $3,000 for the three months ended March 31, 2014, due to increased late payment fees from customers.

Interest Expense. Interest expense of $42,000 for the three months ended March 31, 2015, decreased by $11,000 or 20% from interest expense of $53,000 for the three months ended March 31, 2014 due to lower average borrowings, primarily as a result of $500,000 of debt that was converted into common stock in July, 2014 and a reduction in the amount outstanding on the note payable to the CEO.

Other Income (Expense) - net. Other income - net was $46,000 for the three months ended March 31, 2015 compared to other expense - net of $200,000 for the three months ended March 31, 2014. An increase in the exchange rate of Pakistan rupees per U.S. dollar in the first quarter of 2015 of approximately 0.4% caused a foreign exchange gain of $31,000 for the three months ended March 31, 2015. A decline in the exchange rate of Pakistan rupees per U.S. dollar by 8% from December 31, 2013 to March 31, 2014, caused a foreign exchange loss of $203,000 for the three months ended March 31, 2014.

Income Tax Provision. There was a $9,600 provision for income taxes for the three months ended March 31, 2015, compared to an income tax benefit of $188,000 for the three months ended March 31, 2014. The pre-tax loss increased to $1.2 million for the three months ended March 31, 2015 from $572,000 for the three months ended March 31, 2014. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of December 31, 2014, and no tax benefit has been recorded against the $1.2 million pre-tax loss.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods presented.

	Three months ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(1,297,314)	$704
Net cash used in investing activities	(83,588)	(53,569)
Net cash provided by (used in) financing activities	1,530,173	(155,388)
Effect of exchange rate changes on cash	(11,988)	16,813
Net increase (decrease) in cash	137,283	(191,440)

TD Bank increased our line of credit from $1.2 million to $3.0 million in March 2015. With this increase, plus the cost reductions we have achieved from the Acquired Businesses, we believe our cash flow from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months. As of April 30, 2015, the Company had borrowings of $2.9 million on the line and had a cash balance of approximately $704,000.

The Company generated positive cash flows from operations during each of the years 2008-2013, including $929,000 of positive cash flow from operations in 2013, although there were negative cash flows from operations of $2.7 million in 2014. Due to an operating loss and a working capital deficiency in 2014, the Company relies on the line of credit. The line of credit renews annually, and currently matures in November 2015, and as of this date, the Company has not extended the line of credit, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

Cash used in operating activities was $1.3 million during the three months ended March 31, 2015, compared to $700 of cash provided by operating activities during the three months ended March 31, 2014. The net loss increased by $782,000, of which $889,000 was additional depreciation and amortization, $197,000 was a decrease in the tax benefit, and $127,000 was stock-based compensation, offset by a non-cash gain of $829,000 from the change in the contingent consideration liability and an increase in non-cash other income of $246,000. Cash operating expenses grew $658,000 faster than revenue during the three months ended March 31, 2015 due to the acquisition of the Acquired Businesses.

Accounts receivable decreased by $46,000, compared with a decrease in accounts receivable of $39,000 for the three months ended March 31, 2014, and accounts payable, accrued compensation and accrued expenses decreased by $400,000, compared with an increase of $145,000 for the three months ended March 31, 2014. The decrease in accounts payable and accrued expenses was primarily due to the payment of vendor invoices using the increased credit line with TD Bank. Other current assets and prepaid expenses grew by $108,000, compared with an increase of $19,000 in the three months ended March 31, 2014, primarily due to the purchase of insurance with a one-year term. The settlement with CastleRock required a payment of $110,000 which was accrued at December 31, 2014.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2015 was $84,000, an increase of $30,000 compared to $54,000, during the three months ended March 31, 2014. Capital expenditures during the three months ended March 31, 2015 were $84,000, an increase of $30,000 compared to $54,000, during the three months ended March 31, 2014. The increase was primarily from increasing the capacity of our Pakistan facilities.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2015 was $1.5 million, compared to cash used in financing activities by $155,000 in the three months ended March 31, 2014. Average monthly borrowings from our $3.0 million revolving line of credit with TD Bank were $1.6 million for the three months ended March 31, 2015 compared to $964,000 for the three months ended March 31, 2014.

Our line of credit renews annually at the option of the lender, and currently matures on November 30, 2015. As of March 31, 2015, $3.0 million was drawn on the line.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit, notes issued in connection with our pre-2014 acquisitions and contingent consideration in connection with the 2014 acquisitions. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

We are a smaller reporting company as defined by 17C.F.R. 229.10(f) (1) and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management has identified a material weakness in our internal controls related to the timely and accurate review over our financial closing and reporting process, and the accounting pertaining to the certain complex financial transactions. Management’s remediation efforts to date have included the hiring of additional accounting personnel and implementing additional controls and will include upgrading our accounting system with multi-company and multi-currency capabilities, which has already begun. Remediation efforts are expected to continue through 2015 until such time as management is able to conclude that its remediation efforts are operating and effective.

Changes in Internal Control over Financial Reporting

Other than management’s remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sale of Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2015.

The Company filed Form S-8 with the SEC on April 3, 2015 to register the securities to be issued under the 2014 Equity Incentive Plan.

The Company cannot pay dividends on its common stock without the consent of TD Bank.

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

Date: May 13, 2015

