Form 10-Q
period 2015-06-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2015-08-12
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At August 6, 2015, the registrant had 11,024,503 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include:

•	our ability to manage our growth, including acquiring and effectively integrating other businesses into our infrastructure;

•	our ability to retain our customers, including effectively migrating and keeping new customers acquired through business acquisitions;

•	our ability to attract and retain key officers and employees, including Mahmud Haq and personnel critical to the transitioning and integration of our newly acquired businesses;

•	our ability to raise capital and obtain financing on acceptable terms;
•	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

•	our ability to maintain operations in Pakistan in a manner that continues to enable us to offer competitively priced products and services;

•	our ability to keep and increase market acceptance of our products and services;

•	our ability to keep pace with a changing healthcare industry and its rapidly evolving regulatory environment;

•	our ability to protect and enforce intellectual property rights; and

•	our ability to maintain and protect the privacy of customer and patient information.

The foregoing factors are in addition to the other risks described in this Quarterly Report on Form 10-Q, and in our other SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$632,032	$1,048,660
Accounts receivable - net of allowance for doubtful accounts of $197,000 and $165,000 at June 30, 2015 and December 31, 2014, respectively	2,636,879	3,007,314
Current assets - related party	24,284	24,284
Prepaid expenses	178,669	315,901
Other current assets	202,110	188,541
Total current assets	3,673,974	4,584,700
PROPERTY AND EQUIPMENT - Net	1,450,090	1,444,334
INTANGIBLE ASSETS - Net	6,289,676	8,377,837
GOODWILL	8,560,336	8,560,336
OTHER ASSETS	179,208	140,053
TOTAL ASSETS	$20,153,284	$23,107,260
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$664,739	$1,082,342
Accrued compensation	737,386	836,525
Accrued expenses	935,998	1,113,108
Deferred rent	22,309	12,683
Deferred revenue	24,201	37,508
Accrued liability to related party	38,170	153,931
Borrowings under line of credit	3,000,000	1,215,000
Note payable - related party (current portion)	-	470,089
Notes payable - other (current portion)	130,209	596,616
Contingent consideration	1,843,387	2,626,323
Total current liabilities	7,396,399	8,144,125
Note payable - related party	470,089	-
Notes payable - other	64,091	48,564
DEFERRED RENT	524,565	551,343
DEFERRED REVENUE	38,462	42,631
Total liabilities	8,493,606	8,786,663
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding none at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 9,721,974 and 9,711,604 shares at June 30, 2015 and December 31, 2014, respectively	9,722	9,712
Additional paid-in capital	19,059,830	18,979,976
Accumulated deficit	(7,113,417)	(4,460,129)
Accumulated other comprehensive loss	(296,457)	(208,962)
Total shareholders' equity	11,659,678	14,320,597
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,153,284	$23,107,260

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET REVENUE	$5,966,204	$2,612,202	$12,104,063	$5,185,679
OPERATING EXPENSES:
Direct operating costs	2,913,470	1,111,691	6,459,678	2,264,326
Selling and marketing	97,002	44,837	217,433	114,858
General and administrative	3,176,712	1,447,083	6,319,384	2,733,359
Research and development	165,248	126,113	330,175	242,541
Change in contingent consideration	(87,054)	-	(915,815)	-
Depreciation and amortization	1,202,381	271,078	2,361,924	541,121
Total operating expenses	7,467,759	3,000,802	14,772,779	5,896,205
Operating loss	(1,501,555)	(388,600)	(2,668,716)	(710,526)
OTHER:
Interest income	7,073	4,116	13,986	7,105
Interest expense	(43,687)	(51,448)	(85,872)	(104,161)
Other income - net	57,213	17,731	103,359	(182,154)
LOSS BEFORE INCOME TAXES	(1,480,956)	(418,201)	(2,637,243)	(989,736)
INCOME TAX PROVISION (BENEFIT)	6,422	(128,800)	16,045	(316,663)
NET LOSS	$(1,487,378)	$(289,401)	$(2,653,288)	$(673,073)
NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.15)	$(0.06)	$(0.27)	$(0.13)
Weighted-average basic and diluted shares outstanding	9,719,858	5,101,770	9,703,568	5,101,770

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET LOSS	$(1,487,378)	(289,401)	(2,653,288)	(673,073)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	267,811	(13,800)	(87,495)	117,029
COMPREHENSIVE LOSS	$(1,219,567)	$(303,201)	$(2,740,783)	$(556,044)

(a) Net of taxes of $7,105 and $60,288 for the three and six months ended June 30, 2014, respectively. No tax effect has been recorded in 2015 as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustment.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance- January 1, 2015	9,711,604	$9,712	$18,979,976	$(4,460,129)	$(208,962)	$14,320,597
Net loss	-	-	-	(2,653,288)	-	(2,653,288)
Foreign currency translation adjustment	-	-	-	-	(87,495)	(87,495)
Forfeiture of shares issued to acquired businesses	(53,797)	(54)	(132,826)	-	-	(132,880)
Restrcited share units vested	64,167	64	(64)	-	-	-
Stock-based compensation expense	-	-	212,744	-	-	212,744
Balance- June 30, 2015	9,721,974	$9,722	$19,059,830	$(7,113,417)	$(296,457)	$11,659,678

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(2,653,288)	$(673,073)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,361,924	541,121
Deferred rent	(5,200)	4,277
Deferred revenue	(17,476)	(22,563)
Deferred income taxes	-	(320,507)
Provision for doubtful accounts	68,872	34,810
Foreign exchange (gain) loss	(86,446)	221,554
Gain from reduction in referral fee	-	(105,523)
Interest accretion on convertible promissory note	-	23,534
Stock-based compensation expense	324,258	62,154
Change in contingent consideration	(915,815)	-
Accrued CastleRock settlement payment	(110,000)	-
Other	-	1,921
Changes in operating assets and liabilities:
Accounts receivable	301,567	185,442
Other assets	80,942	(60,233)
Accounts payable and other liabilities	(802,063)	208,949
Net cash (used in) provided by operating activities	(1,452,725)	101,863
INVESTING ACTIVITIES:
Capital expenditures	(201,945)	(102,325)
Acquisition of customer contracts and relationships	(59,358)	-
Advances to majority shareholder	-	(2,522)
Repayment of advances to majority shareholder	-	1,000
Net cash used in investing activities	(261,303)	(103,847)
FINANCING ACTIVITIES:
Proceeds from note payable to majority shareholder	-	165,000
Repayments of note payable to majority shareholder	-	(115,000)
Repayments of notes payable - other	(486,180)	(600,246)
Proceeds from line of credit	5,856,810	1,485,000
Repayments of line of credit	(4,071,810)	(1,285,000)
IPO-related costs	-	(96,542)
Net cash provided by (used in) financing activities	1,298,820	(446,788)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,420)	(16,651)
NET DECREASE IN CASH	(416,628)	(465,423)
CASH - Beginning of the period	1,048,660	497,944
CASH - End of period	$632,032	$32,521
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$35,965	$-
Purchase of prepaid insurance through assumption of note	$-	$36,640
Accrued IPO-related costs	$-	$457,298
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$9,759	$5,230
Interest	$109,937	$108,094

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

Notes to CONDENSED Consolidated Financial Statements
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UnaUDITED)

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. MTBC Private Limited (or “MTBC Pvt. Ltd.”) is a majority-owned subsidiary of MTBC based in Pakistan and was founded in 2004. MTBC owns 99.99% of the authorized outstanding shares of MTBC Pvt. Ltd. and the remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and chief executive officer of MTBC. MTBC-Europe Sp. z.o.o. (or “MTBC-Europe”) is a wholly-owned subsidiary of MTBC based in Poland and was founded in 2015.

2.	BASIS OF PRESENTATION

The Company has prepared its unaudited condensed consolidated financial statements under the assumption that it is a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash from operations to meet its future operational cash needs and reduce the cost of U.S.-based employees, subcontractors and certain general and administrative expenses. The Company’s ability to meet its contractual obligations and remit payment under its arrangements with its vendors depends on its ability to generate positive cash flow from operations in the future, and/or securing additional financing. The Company has not yet signed any agreement that would provide for additional financing. This condition, along with certain other factors, raises substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company’s management has discussed options to raise additional capital through debt and equity issuances, which would allow the Company to fund future growth as well as provide additional liquidity. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 15, 2015 to register an offering of its preferred stock. On July 24, 2015, we received a “no-review” letter from the SEC, which means the SEC has not (and will not) review our registration statement. As a result, we believe our ability to consummate our preferred stock offering will be expedited, however, there is no assurance this offering will be successful.

The Company has a line of credit with TD Bank that had a fully-utilized borrowing limit of $3.0 million as of June 30, 2015. The line of credit renews annually, subject to TD Bank’s approval, and currently expires in November 2015. The Company relies on the line of credit for working capital purposes and it has been renewed annually for the past seven years.

The Company has not received any indications from TD Bank that the line of credit would not be further renewed; however, if the terms of the renewal were not acceptable to the Company or the line of credit was not renewed, the Company would need to obtain additional financing. The Company believes there are several viable financing options available, including the registered preferred stock offering, although there can be no guarantee that the execution of such options would not be dilutive to existing shareholders. Management believes that MTBC will be successful in obtaining adequate sources of cash to fund its anticipated level of operations through the end of June 2016, but there can be no assurance that management will be successful in raising sufficient additional capital (including extension of the maturity dates of existing borrowings). If additional financing is not available and MTBC is unable to generate positive cash flow from operations, the Company will be compelled to reduce the scope of its business activities, including, but not limited to, the following:

•	Reducing the number of employees;
•	Reducing the number of locations that service customers;
•	Curtailing research and development or sales and marketing efforts; and/or
•	Reducing general and administrative expenses.

The accompanying unaudited condensed consolidated financial statements have been prepared by MTBC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2015, the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated balance sheet as of December 31, 2014 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2015.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is authoritative guidance that implements a common revenue model that will enhance comparability across industries and requires enhanced disclosures. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under the current rules and replaces it with a principle-based approach for determining revenue recognition. The new standard introduces a five-step principles based process to determine the timing and amount of revenue ultimately expected to be received from the customer. The core principle of the revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal year 2018 with either retrospective or modified retrospective treatment applied. The Company is currently evaluating the impact that this may have on the consolidated financial statements upon implementation.

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

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), collectively the (“Acquired Businesses”). These acquisitions added a significant number of clients to the Company’s customer base and, similar to other acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The aggregate purchase price for the Acquired Businesses amounted to approximately $17.4 million. This is based on the common stock price of $3.89 per share, and consisted of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO, and 1,699,796 shares of common stock with a fair value of approximately $6.0 million based on the common stock price, less a fair value adjustment of $571,000, which reflects the estimated value of shares in escrow which might be forfeited by the Acquired Businesses based on changes in revenue during the 12 months after the acquisitions. Included in the total consideration paid is $590,302 of cash and the 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements.

The cash escrow was released 120 days after the acquisitions were completed. After six months, 254,970 shares were scheduled to be released to the sellers; however, only the 201,173 shares for Omni and Practicare were released in February 2015. The balance of 53,797 shares, initially issued to CastleRock, were released from escrow to MTBC and cancelled on February 19, 2015, pursuant to the settlement agreements discussed below between CastleRock and MTBC. Of the remaining shares in escrow, 157,298 shares were released after nine months, and the remaining shares are scheduled to be released after 12 months, subject to adjustments for changes in revenue.

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

The difference between the Acquired Businesses’ operating results for the period July 28 through July 31, 2014 and the amount of net funds received by the Company from the previous owners for that period was accounted for as additional purchase price and was assigned to Acquired Backlog. This intangible (approximately $148,000) was fully amortized from the date of acquisition to December 31, 2014. This amortization is included in depreciation and amortization in the condensed consolidated statements of operations for the year ended December 31, 2014.

On February 19, 2015, the Company entered into settlement agreements with certain parties that the Company believed had violated (or tortuously interfered with) an agreement restricting them from directly or indirectly soliciting customers of the Company pursuant to the acquisition agreement between the Company and CastleRock.

In accordance with the settlement agreements, the Company paid $110,000 which had been accrued at December 31, 2014 and has agreed to release its claims in consideration for (i) the forfeiture of 53,797 shares of Company stock that were otherwise issuable to CastleRock in connection with the acquisition of the CastleRock businesses, (ii) changing the provision which governs the reduction of the CastleRock purchase price to exclude revenues from customers not in good standing when calculating the number of shares to be issued as discussed below, (iii) terminating the consulting agreement between the Company and CastleRock, and (iv) an agreement between the Company, EA Health Corporation, Inc. (“EA Health”) and a former CastleRock employee prohibiting EA Health and that former employee from soliciting or creating business relationships with any additional current or former customers of the Company for a period of six (6) months, which expired on June 17, 2015. The obligations of the Company and CastleRock contained in the acquisition agreement remain intact aside from the modifications contained in the settlement agreements. The effect of this settlement reduced the outstanding number of shares by 53,797 and resulted in a settlement gain for the fair value of those shares, which was determined to be $133,000. The settlement gain is recorded within the change in contingent consideration in the condensed consolidated statement of operations for the six months ended June 30, 2015.

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

As of the acquisition date, the Company recorded $4.4 million as the fair value of the contingent consideration liability as additional purchase price. During the three and six months ended June 30, 2015, the Company recorded an $87,000 and $916,000 change to the contingent consideration, respectively. These amounts consist of a reduction to the liability primarily due to both a decrease in the expected revenues that CastleRock will achieve and a decrease in the Company’s stock price. The change in contingent consideration for the six months ended June 30, 2015 contains a $132,879 gain due to CastleRock’s forfeiture of 53,797 shares of the Company’s common stock. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations. The portion of the purchase price to be paid with the Company’s stock that is not contingent upon achieving specified revenue targets has been recorded as equity.

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
17,576,000

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

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	In ($000s) except per share data
Total revenue	$7,762	$15,251
Net loss	$(841)	$(2,185)
Net loss per share	$(0.16)	$(0.43)

4.	Intangible Assets – NET

Intangible assets-net as of June 30, 2015 and December 31, 2014 consist of following:

	June 30,	December 31,
	2015	2014
Contracts and relationships acquired	$11,224,346	$11,164,988
Non-compete agreements	1,206,272	1,206,272
Other intangible assets	326,355	309,486
Total intangible assets	12,756,973	12,680,746
Less: Accumulated amortization	(6,467,297)	(4,302,909)

Intangible assets - net	$6,289,676	$8,377,837

Amortization expense was $2,163,324 and $434,638 for the six months ended June 30, 2015 and 2014, respectively, and $1,096,576 and $215,704 for the three months ended June 30, 2015 and 2014, respectively. The weighted-average amortization period is three years. Beginning in the second quarter of 2015, the Company changed to an accelerated method of amortization for the contracts and relationship intangible acquired in the CastleRock acquisition to better reflect the fair-value of such contracts and relationships after the settlement with CastleRock. In connection with such settlement, the prohibition against one former employee of CastleRock, and his new employer, against soliciting or creating business relationships with former customers of CastleRock expired June 17, 2015. This change in estimate resulted in $128,000 of additional amortization for the three months ended June 30, 2015. The effect of this change will not have a material effect on future quarters.

During June 2015, the Company entered into a revenue sharing agreement with a medical billing company and purchased its customer relationships for an initial payment of $59,358 which has been included in contracts and relationships acquired and will be amortized over the expected term of 36 months. Under the revenue sharing agreement, the Company is required to pay 30% of collected revenue for a period of 36 months. This obligation will be expensed as incurred.

As of June 30, 2015, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2015 (six months)	$1,797,775
2016	3,039,545
2017	1,442,485
2018	9,871
Total	$6,289,676

5.	Concentrations

Financial Risks — As of June 30, 2015 and December 31, 2014, the Company held Pakistani rupees of 2,682,341, (US $26,134) and Pakistani rupees of 56,507,436 (US $562,823), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States of America in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have not been significant. During the three and six months ended June 30, 2015 and 2014, there were no customers with sales of 5% or more of the total.

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

The carrying amounts of net assets located in Pakistan were $140,339 and $796,609 as of June 30, 2015 and December 31, 2014, respectively. These balances exclude intercompany receivables of $3,893,369 and $2,681,937 as of June 30, 2015 and December 31, 2014, respectively. The following is a summary of the net assets located in Pakistan as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Current assets	$158,294	$698,174
Non-current assets	1,332,363	1,355,333
	1,490,657	2,053,507
Current liabilities	(1,333,779)	(1,233,618)
Non-current liabilities	(16,539)	(23,280)
	$140,339	$796,609

The net assets located in Poland were not significant at June 30, 2015.

6.	NET LOSS PER SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic:
Net loss	$(1,487,378)	$(289,401)	$(2,653,288)	$(673,073)
Weighted average shares used in computing basic loss per share	9,719,858	5,101,770	9,703,568	5,101,770
Net loss per share - Basic	$(0.15)	$(0.06)	$(0.27)	$(0.13)

Diluted:
Net loss	$(1,487,378)	$(289,401)	$(2,653,288)	$(673,073)
Weighted average shares used in computing diluted loss per share	9,719,858	5,101,770	9,703,568	5,101,770
Net loss per share - Diluted	$(0.15)	$(0.06)	$(0.27)	$(0.13)

The unvested restricted share units (“RSUs”) have been excluded from the above calculation as they were anti-dilutive. Vested RSUs have been included in the above calculations. The net loss per share - basic excludes 1,287,529 of contingently-issued shares. The net loss per share - diluted does not include any contingently issuable shares as the effect would be anti-dilutive.

7.	Debt

Revolving Line of Credit — The Company has an agreement with TD Bank for a revolving line of credit maturing on November 30, 2015 for up to $3 million. The line of credit has a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25% as of June 30, 2015 and December 31, 2014). The line of credit is collateralized by all of the Company’s assets and is guaranteed by the CEO of the Company. The outstanding balance as of June 30, 2015 and December 31, 2014 was $3,000,000 and $1,215,000, respectively. The Company is prohibited from paying any dividends without the prior written consent of TD Bank.

Maturities of notes payable as of June 30, 2015 are as follows:

Years ending December 31	Vehicle Financing Notes	Metro Medical	Loan from CEO	Total
2015 (Six months)	$11,240	$106,817	$-	$118,057
2016	23,718	-	470,089	493,807
2017	23,550	-	-	23,550
Thereafter	28,975	-	-	28,975
Total	$87,483	$106,817	$470,089	$664,389

8.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations, or cash flows of the Company.

At December 31, 2013, the Company had accrued a liability of $161,137 for a referral fee payable to a former owner of Sonix Medical Technologies, Inc. The Company settled the liability for $55,614 and reversed an accrued expense of $105,523, which reduced general and administrative expenses in the condensed consolidated statements of operations during the six months ended June 30, 2014.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases with related parties and for office space as of June 30, 2015 are as follows (certain leases with non-related parties are cancellable):

Years Ending
December 31	Total
2015 (six months)	$265,453
2016	216,028
2017	58,500
Total	$539,981

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, including amounts for related party leases described in Note 9, amounted to $426,248 and $233,734 for the six months ended June 30, 2015 and 2014, respectively, and $179,354 and $128,584 for the three months ended June 30, 2015 and 2014, respectively.

9.	Related PARTIES

In February 2013, the CEO advanced a loan of $1,000,000 to the Company, of which a portion was used to repay the outstanding balance on the revolving credit line with TD Bank; $470,089 was outstanding on this loan as of June 30, 2015 and December 31, 2014. The loan bears an annual interest rate of 7.0%. The total principal and outstanding interest were initially due upon maturity of the loan on July 5, 2015. On June 10, 2015 the Company amended the note extending the maturity date to July 4, 2016. Additionally, on July 13, 2015, the Company amended and restated the note, allowing the Company to re-borrow sums which have been prepaid under the note as long as the total amount outstanding at any time does not exceed $1 million. The remaining terms of the note remain substantially unchanged. (See note 15.) The Company recorded interest expense on the loan from the CEO of $16,318 and $25,537 for six months ended June 30, 2015 and 2014, respectively, and $8,204 and $12,839 for the three months ended June 30, 2015 and 2014, respectively. Amount owed for accrued interest are included in accrued liability to related party in the condensed consolidated balance sheets. During the six months ended June 30, 2015, the Company paid accrued interest of $45,029 to the CEO.

The Company had sales to a related party, a physician who is related to the CEO. Revenues from this customer were approximately $8,630 and $10,060 for the six months ended June 30, 2015 and 2014, respectively, and $4,276 and $5,324 for the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the receivable balance due from this customer was $8,922 and $1,128, respectively.

During April 2015, the Company began initial testing of a new service called Same Day Funding with the physician related to the CEO. The Audit Committee of the Board of Directors approved advancing funds of no more than $20,000 through the end of 2015. If the initial testing is successful, this service will be tested with other practices.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $64,200 for both the six months ended June 30, 2015 and 2014 and $32,100 for both the three months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, the Company had a liability outstanding to KAI of $21,852 and $108,902, respectively which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the six months ended June 30, 2015 and 2014 was $87,541 and $85,007, respectively, and $43,743 and $42,787 for the three months ended June 30, 2015 and 2014, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of both June 30, 2015 and December 31, 2014. Other assets include prepaid rent that has been paid to the CEO in the amount of $11,084 as of both June 30, 2015 and December 31, 2014.

The Company advanced $1,000 to the CEO during the three months ended March 31, 2014, which was repaid during the same period.

The CEO of the Company has guaranteed the Company’s existing line of credit with the TD Bank.

10.	EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for six months ended June 30, 2015 and 2014 were $48,360 and $27,049, respectively, and $24,798 and $11,969 for the three months ended June 30, 2015 and 2014, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for six months ended June 30, 2015 and 2014 were $56,919 and $43,061, respectively, and $29,214 and $22,788 for the three months ended June 30, 2015 and 2014, respectively.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of June 30, 2015, 737,625 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2015:

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Stock-based compensation included in the Condensed Consolidated Statement of Operations:
Direct operating costs	$7,364	$12,113
General and administrative	177,178	298,298
Research and development	12,592	13,847
Total stock-based compensation expense	$197,134	$324,258

The stock-based compensation included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 was $62,514 and is included in general and administrative expense.

The following table summarizes the RSU transactions under the 2014 Plan for the year ended December 31, 2014 and the six months ended June 30, 2015:

RSUs outstanding and unvested at January 1, 2014	-
RSUs granted	513,500
RSUs vested	-
RSUs forfeited	(31,250)
RSUs outstanding and unvested at December 31, 2014	482,250
RSUs granted	221,600
RSUs vested	(72,500)
RSUs forfeited	(90,475)
RSUs outstanding and unvested at June 30, 2015	540,875

12.	INCOME TAXES

Due to the valuation allowance previously recorded against all net deferred tax assets, no income tax benefit was recorded for the three and six months ended June 30, 2015. The provision for the three and six months ended June 30, 2015 represents state minimum taxes and taxes attributable to Pakistan. For the three and six months ended June 30, 2014, we used a discrete approach in calculating the tax benefit. Under the discrete method, we determined our tax benefit based upon actual results as if the interim period were an annual period.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with Accounting Standards Codification (“ASC”) 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of June 30, 2015 and December 31, 2014.

13.	OTHER INCOME (EXPENSE) – NET

Other income (expense)-net for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Foreign exchange gain (loss)	45,547	19,288	77,020	$(183,976)
Other	11,666	(1,557)	26,339	1,822
Other income (expense) - net	$57,213	$17,731	$103,359	$(182,154)

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 1% from December 31, 2014 to June 30, 2015 caused a foreign exchange gain of $45,547 and $77,020 for the three months and six months ended June 30, 2015, respectively. A decline in the exchange rate of Pakistan rupees per U.S. dollar by 6% from December 31, 2013 to June 30, 2014, caused a foreign exchange gain of $19,288 and exchange loss of $183,976 for the three months and six months ended June 30, 2014, respectively.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2015 and December 31, 2014, the carrying amounts of cash, receivables, and accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Our long-term debt and notes payable are carried at cost and approximate fair value since the interest rate being charged approximates market rates.

The fair value of related party transactions including the note payable to the CEO cannot be determined based upon the related party nature of the transactions. (See Note 15.)

Contingent Consideration

The Company’s potential contingent considerations of $1,843,387 and $2,626,323 as of June 30, 2015 and December 31, 2014, respectively, related to the 2014 acquisitions are Level 3 liabilities. The fair value of the contingent consideration is primarily driven by the price of the Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the Acquired Businesses during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If revenue from an acquisition exceeds the trailing revenue shown in the Company’s prospectus, or the Company’s stock price exceeds the price on July 28, 2014, the date of the acquisitions, the consideration could exceed the original estimated contingent consideration. Discount rates are estimated by using government bond yields (0.02%).

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Financial instruments measured at fair value on a recurring basis:

Fair Value Measurement at Reporting Date Using Significant Unobservable Outputs, Level 3
Balance - January 1, 2015	$2,626,323
Change in fair value	(782,936)
Balance - June 30, 2015	$1,843,387

15.	SUBSEQUENT EVENTS

On July 13, 2015, the Company amended and restated its promissory note to its CEO. The amended and restated note amends, restates and replaces the obligation under the Company’s original promissory note to the CEO dated July 5, 2013, as amended, which was made in the amount of $1,000,000.

The amended and restated note allows, upon mutual content of the CEO and the Company, the re-borrowing by the Company of sums which have been prepaid under the amended and restated note as long as the total amount outstanding at any time does not exceed $1,000,000. The terms of the amended and restated note, including the principal amount, interest rate and maturity date, are otherwise substantially the same as terms of the original note. Subsequent to June 30, 2015, the Company borrowed an additional $410,000 from the CEO.

On July 10, 2015 the Company entered into an asset purchase agreement with SoftCare Solutions, Inc. a Nevada Corporation (“SoftCare”), the U.S. subsidiary of QHR Corporation, a Canada-based healthcare technology Company (“QHR”). Pursuant to this agreement, the Company purchased assets relating to SoftCare’s clearinghouse, healthcare electronic data interchange (EDI), and billing divisions (the “Divisions’).

The Company paid $21,888 for the Divisions, which represented 5% of the trailing 12 months revenue generated by the acquired customers of the Divisions less closing adjustments totaling $38,127. In addition, on a semiannual basis for three years, the Company will pay QHR 30% of the gross fees earned and collected from the acquired customers; however, such semiannual payments are conditioned upon the generation of positive cash flow by the Divisions, as more fully described in the purchase agreement. Additionally, after 36 months, the Company will pay QHR an amount equal to 5% of the gross fees earned and received by the Company from the acquired customers during the 12 month period beginning on the second anniversary of the acquisition’s closing date. Finally, QHR assigned to the Company the delinquent accounts receivable of a certain customer with an outstanding balance of approximately $260,000. The collectability of the delinquent account receivable is unknown. The Company has agreed to pay QHR 50% of any such amount collected, but this payment is also conditioned upon the generation of positive cash flow by the Divisions.

The above acquisition will be recorded as a business combination which will include the contingent consideration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of approximately 1,850 people in Pakistan as of July 31, 2015, where we believe labor costs are approximately one-half the cost of comparable India-based employees, and one-tenth the cost of comprable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

Adoption of our solutions requires only a modest upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues is based on a percentage of our clients' collections. The standard fee for our complete, integrated, end-to-end solution is calculated as a percentage of a practice’s healthcare-related revenues plus a one-time setup fee, and is among the lowest in the industry.

Our growth strategy involves three approaches: acquiring RCM companies and then migrating the customers of those companies to our solutions, partnering with smaller RCM companies to service their customers while paying them a share of revenue received, as well as partnering with EHR and other vendors that lack an integrated solution and integrating our solutions with their offerings.

The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions and partnerships. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

We have signed two revenue-sharing agreements with smaller RCM companies in which we service their customers while paying a percentage of our collections to them as a referral fee. We sometimes hire a few employees from the RCM companies for a transition period.

We believe we will also be able to accelerate organic growth by partnering with EHR companies who do not offer revenue cycle management services, utilizing them as channel partners to offer integrated solutions to their customers. We have recently entered into arrangements with industry participants from which we began to derive revenue starting in mid-2014, including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We have developed application interfaces with several EHR systems to create integrated offerings.

Our Pakistan operations accounted for approximately 50% of total expenses for the six months ended June 30, 2014 and 33% of expenses for the six months ended June 30, 2015. A significant portion of those expenses were personnel-related costs (approximately 77% for the six months ended June 30, 2014 and 81% for the six months ended June 30, 2015). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we acquired, including the Acquired Businesses, use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

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

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Revenue	$5,966,204	$2,612,202	$12,104,063	$5,185,679

GAAP net loss	$(1,487,378)	$(289,401)	$(2,653,288)	$(673,073)

Provision (benefit) for income taxes	6,422	(128,800)	16,045	(316,663)
Net interest expense	36,614	47,332	71,886	97,056
Other expense - net	(57,213)	(17,731)	(103,359)	182,154
Stock-based compensation expense	197,134	62,154	324,258	62,154
Depreciation and amortization	1,202,381	271,078	2,361,924	541,121
Integration and transaction costs	93,255	48,393	93,255	98,549
Change in contingent consideration	(87,054)	-	(915,815)	-
Adjusted EBITDA	$(95,839)	$(6,975)	$(805,094)	$(8,702)

Adjusted EBITDA Margin	(1.6)%	(0.3)%	(6.7)%	(0.2)%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense, including cash-settled awards based on changes in the stock price;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted Net Income does not reflect changes in contingent consideration.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net loss	$(1,487,378)	$(289,401)	$(2,653,288)	$(673,073)

Other expense - net	(57,213)	(17,731)	(103,359)	182,154
Stock-based compensation expense	197,134	62,154	324,258	62,154
Amortization of purchased intangible assets	1,088,865	214,309	2,148,876	430,898
Integration and transaction costs	93,255	48,393	93,255	98,549
Change in contingent consideration	(87,054)	-	(915,815)	-
Tax effect	-	(99,447)	-	(252,708)
Non-GAAP Adjusted Net Income	$(252,391)	$(81,723)	$(1,106,073)	$(152,026)

End-of-period shares	11,009,503	5,101,770	11,009,503	5,101,770

Non-GAAP Adjusted Net Income per Share	$(0.02)	$(0.02)	$(0.10)	$(0.03)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net loss per diluted share	$(0.15)	$(0.06)	$(0.27)	$(0.13)

GAAP net loss per end-of-period share	(0.14)	(0.06)	(0.24)	(0.13)
Other income- net	-	(0.00)	(0.01)	0.04
Stock-based compensation expense	0.02	0.01	0.03	0.01
Amortization of purchased intangible assets	0.10	0.04	0.19	0.08
Integration and transaction costs	0.01	0.01	0.01	0.02
Change in contingent consideration	(0.01)	-	(0.08)	-
Tax effect	-	(0.02)	-	(0.05)
Non-GAAP Adjusted Net Income per Share	$(0.02)	$(0.02)	$(0.10)	$(0.03)

End-of-period shares	11,009,503	5,101,770	11,009,503	5,101,770

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of June 30, 2015 and December 31, 2014 including the shares which were issued but are subject to forfeiture and considered contingent consideration, in order to provide insight into the results considering the total number of shares which were issued at the time of the acquisitions. Accordingly the end of period shares includes 1,287,529 of contingently issuable shares. No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carryforward losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess market share trends and working capital needs. We believe information from these metrics is useful for investors to understand the underlying trends in our business.

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 90% of our revenue for the six months ended June 30, 2014 and approximately 69% for the six months ended June 30, 2015, due to 37 large clients from the three acquisitions during the year ended December 31, 2014 who we are servicing on other platforms.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate is 96% for the twelve months ended June 30, 2015, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the twelve months ended June 30, 2015.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 37 days for primary care and 40 days for combined specialties for the twelve months ended June 30, 2015, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2014, an association for professional administrators and leaders of medical group practices. Our days in accounts receivable are higher than our historic average since the acquisitions of the Acquired Businesses due to customers who are not on our platform, but are comparable to the industry average.

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

Providers and Practices Served. As of June 30, 2015, we served approximately 1,760 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing 817 practices.

Sources of Revenue

Revenue: We derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 96% of our revenues during the three months ended June 30, 2015 and 95% during six months ended June 30, 2015, respectively, and approximately 90% of our revenues during the three and six months ended June 30, 2014. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies. Through the six months ended June 30, 2015 we have moved 90% of the acquired practices to our operating platform.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations. Our Pakistan operations accounted for approximately 44% and 62% of direct operating costs for the six months ended June 30, 2015 and 2014, respectively. The Acquired Businesses represent 35% of the direct operating costs for the six months ended June 30, 2015. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses. These have been relatively low (under 3% of our revenue for the six months ended June 30, 2014 and under 2% of our revenue for the six months ended June 30, 2015), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in the second half of 2015 we intend to increase our investment in marketing, business development and sales resources to expand our market share, building on our existing customer base.

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

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan office accounted for approximately 29% and 45% of general and administrative expenses in the six months ended June 30, 2015 and 2014, respectively. The Acquired Businesses represent 26% of the general and administrative expense for the six months ended June 30, 2015.

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of the Acquired Businesses based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration is re-measured at fair value at the end of each reporting period until the contingency is resolved, which is anticipated to occur by September 30, 2015. The Company recognizes changes in fair value in earnings each period. During the three and six months ended June 30, 2015, the Company recognized changes in contingent consideration of $87,000 and $916,000, including a $133,000 gain in the first quarter of 2015 resulting from CastleRock’s forfeiture at 53,797 shares of the Company’s common stock.

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

Amortization expense is charged on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions, including customer contracts and relationships and covenants not to compete, as well as purchased software. We concluded that three years reflects the period during which the economic benefits are expected to be realized, and primarily that the straight-line method is appropriate as the majority of the cash flows are expected to be recognized ratably over that period without significant degradation. During the second quarter of 2015, the Company changed to an accelerated amortization method with respect to the customer relationships acquired in connection with the CastleRock acquisition.

The acquisitions of Omni, Practicare and CastleRock during 2014 added $9.2 million of intangibles, resulting in amortization which was $1.7 million higher for the first six months of 2015 compared to the first six months of 2014.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income and late fees from customers. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $77,000 of other income and $184,000 of other expense in the first six months of 2015 and 2014, respectively.

Income Tax. In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of June 30, 2015 and December 31, 2014.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	48.8%	42.6%	53.4%	43.7%
Selling and marketing	1.6%	1.7%	1.8%	2.2%
General and administrative	53.2%	55.4%	52.2%	52.7%
Research and development	2.8%	4.8%	2.7%	4.7%
Change in contingent consideration	(1.5)%	0.0%	(7.6)%	0.0%
Depreciation and amortization	20.2%	10.4%	19.5%	10.4%
Total operating expenses	125.1%	114.9%	122.0%	113.7%

Operating loss	(25.1)%	(14.9)%	(22.0)%	(13.7)%

Interest expense — net	0.6%	1.8%	0.6%	1.9%
Other income - net	1.0%	0.7%	0.9%	(3.5)%
Loss before income taxes	(24.7)%	(16.0)%	(21.7)%	(19.1)%
Income tax provision (benefit)	0.1%	(4.9)%	0.1%	(6.1)%
Net loss	(24.8)%	(11.1)%	(21.8)%	(13.0)%

Comparison of the six months ended June 30, 2015 and 2014

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Revenues	$5,966,204	$2,612,202	$3,354,002	128%	$12,104,063	$5,185,679	$6,918,384	133%

Revenue. Total revenue of $6.0 million and $12.1 million for the three months and six months ended June 30, 2015 increased by $3.4 million or 128% and $6.9 million or 133% from revenue of $2.6 million and $5.2 million for the three and six months ended June 30, 2014, respectively. Total revenue for the three and six months ended June 30, 2015 included $3.5 and $7.3 million of revenue from customers we acquired on July 28, 2014. The customers from the Acquired Businesses were the primary source of new revenue during the six months ended June 30, 2015.

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Direct operating costs	$2,913,470	$1,111,691	$1,801,779	162%	$6,459,678	$2,264,326	$4,195,352	185%
Selling and marketing	97,002	44,837	52,165	116%	217,433	114,858	102,575	89%
General and administrative	3,176,712	1,447,083	1,729,629	120%	6,319,384	2,733,359	3,586,025	131%
Research and development	165,248	126,113	39,135	31%	330,175	242,541	87,634	36%
Change in contingent consideration	(87,054)	-	(87,054)		(915,815)	-	(915,815)
Depreciation	105,805	55,374	50,431	91%	198,600	106,483	92,117	87%
Amortization	1,096,576	215,704	880,872	408%	2,163,324	434,638	1,728,686	398%
Total operating expenses	$7,467,759	$3,000,802	$4,466,957	149%	$14,772,779	$5,896,205	$8,876,574	151%

Direct Operating Costs. Direct operating costs of $2.9 million and $6.5 million for the three months and six months ended June 30, 2015, respectively, increased by $1.8 million or 162% and $4.2 million or 185% from direct operating costs of $1.1 million and $2.3 million for the three and six months ended June 30, 2014, respectively. Salary cost in the U.S. increased by $719,000 or 332% for the three months ended June 30, 2015 and by $1.9 million or 361% for the six months ended June 30, 2015 due to the addition of 45 U.S. employees who are classified in direct operating costs, primarily from the Acquired Businesses.

Salary cost in Pakistan increased by $504,000 or 97% for the three months ended June 30, 2015 and by $1.2 million or 116% for the six months ended June 30, 2015 as a result of the addition of approximately 690 employees in Pakistan who were hired primarily to service customers of the Acquired Businesses. As of March 31, 2015, we eliminated utilization of subcontractors from the Acquired Businesses and reduced the dependence on U.S.-based employees by 68% since the date of acquisition.

Selling and Marketing Expense. Selling and marketing expense of $97,000 and $217,000 for the three and six months ended June 30, 2015, respectively, increased by $52,000 or 116% and $103,000 or 89% from selling and marketing expense of $45,000 and $115,000 for the three and six months ended June 30, 2014, respectively. The Company initiated additional sales efforts which resulted in higher selling and marketing expense for the six months ended June 30, 2015.

General and Administrative Expense. General and administrative expense of $3.2 million and $6.3 million for the three and six months ended June 30, 2015, respectively, increased by $1.7 million or 120% and $3.6 million or 131% from general and administrative expense of $1.4 million and $2.7 million for the three and six months ended June 30, 2014, respectively, with additional expenses resulting primarily from the Acquired Businesses, including payroll, facilities, and costs of third-party software. Salary expense in the U.S. increased by $717,000 or 286% for the three months ended June 30, 2015 and by $1.4 million or 273% for the six months ended June 30, 2015 due to the acquisition of the Acquired Businesses. Salary expense in Pakistan increased by $183,000 or 62% for the three months ended June 30, 2015 and by $331,000 or 59% for the six months ended June 30, 2015, as a result of the addition of 104 administrative employees in Pakistan during these periods. Facilities and other costs increased by $645,000 or 106% for the three months ended June 30, 2015 and by $1.4 million or 124% for the six months ended June 30, 2015, primarily due to the addition of the Acquired Businesses.

Research and Development Expense. Research and development expense of $165,000 and $330,000 for the three months and six months ended June 30, 2015, respectively, increased by $39,000 or 31% and $88,000 or 36% from research and development expense of $126,000 and $242,000 for the three and six months ended June 30, 2014, respectively, as a result of adding additional technical employees in Pakistan. Research and development costs consist primarily of salaries and benefits related to personnel related costs. All such costs are expensed as incurred.

Contingent Consideration. The change in the contingent consideration of $916,000 for the six months ended June 30, 2015 includes both a $783,000 decrease in the amount of the contingent consideration recorded as a liability and a gain of $133,000 related to CastleRock’s forfeiture of 53,797 shares of the Company’s common stock. The decrease in the liability primarily resulted from a decrease in the expected revenue that CastleRock will achieve and a decrease in the price of the Company’s common stock from December 31, 2014 to June 30, 2015.

Depreciation. Depreciation of $106,000 and $199,000 for the three months and six months ended June 30, 2015, respectively, increased by $50,000 or 91% and $92,000 or 87% from depreciation of $55,000 and $106,000 for the three and six months ended June 30, 2014, respectively as a result of the Company purchasing additional fixed assets.

Amortization Expense. Amortization expense of $1.1 million and $2.2 million for the three months and six months ended June 30, 2015, respectively, increased by $881,000 or 408% and $1.7 million or 398% from amortization expense of $216,000 and $435,000 for the three and six months ended June 30, 2014, respectively. This increase resulted from intangible assets arising from our acquisitions of Omni, Practicare and CastleRock on July 28, 2014, which are primarily being amortized over three years. Beginning in the second quarter of 2015, the Company changed to an accelerated amortization method for the contracts and relationships acquired in connection with the CastleRock acquisition.

	Three months ended				Six months ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Interest income	$7,073	$4,116	$2,957	72%	$13,986	$7,105	$6,881	97%
Interest expense	(43,687)	(51,448)	7,761	(15)%	(85,872)	(104,161)	18,289	(18)%
Other income (expense) - net	57,213	17,731	39,482	223%	103,359	(182,154)	285,513	(157)%
Income tax provision (benefit)	6,422	(128,800)	135,222	(105)%	16,045	(316,663)	332,708	(105)%

Interest income. Interest income of $7,000 and $14,000 for the three months and six months ended June 30, 2015, respectively, increased by $3,000 or 72% and $7,000 or 97% from interest income of $4,000 and $7,000 for the three and six months ended June 30, 2014, respectively, due to increased late payment fees from customers.

Interest expense. Interest expense of $44,000 and $86,000 for the three months and six months ended June 30, 2015, respectively, decreased by $8,000 or 15% and $18,000 or 18% from interest expense of $51,000 and $104,000 for the three and six months ended June 30, 2014, respectively, primarily as a result of $500,000 of debt that was converted into common stock in July, 2014 and a reduction in the amount outstanding on the note payable to the CEO.

Other income (expense) - net. Other income - net of $57,000 for the three months ended June 30, 2015 increased by $39,000 or 223% from other income - net of $18,000 for the three months ended June 30, 2014. Other income - net was $103,000 for the six months ended June 30, 2015 compared to other expense – net of $182,000 for the six months ended June 30, 2014. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 1.6% from July 1, 2014 to December 31, 2014 followed by an increase of 0.76% from January 1, 2015 to June 30, 2015 caused an exchange gain of $46,000 and $77,000 for the three months and six months ended June 30, 2015, respectively. This compared to an exchange gain of $19,000 and exchange loss of $184,000 for the three months and six months ended June 30, 2014, respectively.

Income tax provision (benefit). There was a $6,500 and $16,100 provision for income taxes for the three months and six months ended June 30, 2015, respectively, compared to $129,000 and $317,000 for the three and six months ended June 30, 2014, respectively. The pre-tax loss increased from $418,000 and $989,000 for the three months and six months ended June 30, 2014 to $1.5 million and $2.6 million for the three and six months ended June 30, 2015, respectively. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of December 31, 2014, and no tax benefit has been recorded against the pre-tax losses recorded in 2015.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net cash (used in) provided by operating activities	$(155,411)	$101,159	$(1,452,725)	$101,863
Net cash used in investing activities	(177,715)	(50,278)	(261,303)	(103,847)
Net cash (used in) provided by financing activities	(231,353)	(291,400)	1,298,820	(446,788)
Effect of exchange rate changes on cash	10,568	(33,464)	(1,420)	(16,651)
Net decrease in cash	(553,911)	(273,983)	(416,628)	(465,423)

TD Bank increased our line of credit from $1.2 million to $3.0 million in March 2015. With this increase, plus the cost reductions we have achieved from the Acquired Businesses, we believe our cash flow from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months. As of July 31, 2015, the Company had borrowings of $3.0 million on the line of credit and had a cash balance of approximately $816,000.

The Company generated positive cash flows from operations during each of the years 2008-2013, including $929,000 of positive cash flow from operations in 2013, although there were negative cash flows from operations of $2.7 million in 2014. Due to operating losses and a working capital deficiency in 2014 and 2015, the Company relies on the line of credit. The line of credit renews annually, and currently matures in November 2015, and as of this date, the Company has not extended the line of credit, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has significantly reduced its operating expenses from the Acquired Businesses and has not received any indications from TD Bank that the line of credit would not be renewed; however, if the terms of the renewal were not acceptable to the Company or the line of credit was not renewed, the Company would need to obtain additional financing.

The Company filed a registration statement on Form S-1 with the SEC on July 15, 2015 to register an offering of its preferred stock. On July 24, 2015, we received a “no-review” letter from the SEC, which means the SEC has not (and will not) review our registration statement. As a result, we believe our ability to consummate our preferred stock offering will be expedited, however, there is no assurance this offering will be successful.

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

Operating Activities

Cash used in operating activities was $1.4 million during the six months ended June 30, 2015, compared to $102,000 of cash provided by operating activities during the six months ended June 30, 2014. Cash used in operating activities was $155,000 during the three months ended June 30, 2015, compared to $1.3 million during the three months ended March 31, 2015. The net loss increased by $2.0 million during the six months ended June 30, 2015, of which $1.8 million was additional depreciation and amortization, $333,000 was a decrease in the tax benefit, and $324,000 was stock-based compensation, offset by a non-cash gain of $916,000 from the change in the contingent consideration liability and the forfeiture of shares by CastleRock and an increase in non-cash other income of $286,000. Cash operating expenses grew $72,000 and $729,000 faster than revenue during the three and six months ended June 30, 2015, respectively, due to the acquisition of the Acquired Businesses.

Accounts receivable decreased by $302,000, compared with a decrease in accounts receivable of $185,000 for the six months ended June 30, 2014, and accounts payable, accrued compensation and accrued expenses decreased by $802,000, compared with an increase of $209,000 for the six months ended June 30, 2014. The decrease in accounts payable and accrued expenses was primarily due to the payment of existing vendor invoices using the increased credit line with TD Bank. Other current assets and prepaid expenses decreased by $81,000, compared with an increase of $60,000 in the six months ended June 30, 2014, primarily due to the purchase of insurance with a one-year term. The settlement with CastleRock required a payment of $110,000 which was accrued at December 31, 2014 and paid during 2015.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2015 was $261,000, an increase of $157,000 compared to $104,000, during the six months ended June 30, 2014. Capital expenditures during the six months ended June 30, 2015 were $202,000, an increase of $100,000 compared to $102,000, during the six months ended June 30, 2014. The increase was primarily from increasing the capacity of our Pakistan facilities. During the six months ended June 30, 2015 the Company entered into a revenue sharing arrangement with SilverTree Health (“SilverTree”) pursuant to which the Company agreed to service SilverTree’s customers while paying SilverTree a percentage of the revenue collected over the next three years. An initial amount of $59,000 was paid upon the signing of this arrangement.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2015 was $1.3 million, compared to cash used in financing activities by $447,000 in the six months ended June 30, 2015. Average monthly borrowings from our $3.0 million revolving line of credit with TD Bank were $2.2 million for the six months ended June 30, 2015 compared to $1.1 million for the six months ended June 30, 2014.

Our line of credit renews annually at the option of the lender, and currently matures on November 30, 2015. As of June 30, 2015, $3.0 million was drawn on the line.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit, notes issued in connection with our pre-2014 acquisitions and contingent consideration in connection with the 2014 acquisitions. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015 and in the Form S-1 filed with the SEC on July 15, 2015 in connection with the proposed offering of the Company’s preferred stock.

Off-Balance Sheet Arrangements

As of June 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

We are a smaller reporting company as defined by 17C.F.R. 229.10(f) (1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

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

Changes in Internal Control over Financial Reporting

Other than management’s remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Pursuant to the instructions of Item 1A of Form 10-Q, a smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchases by the Company during the three months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: August 12, 2015

