Form 10-Q
period 2015-09-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2015-11-12
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At November 5, 2015, the registrant had 11,066,086 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including but not limited to those regarding the Company’s bank financing with Opus Bank, preferred stock offering, use of proceeds from the financing and offering, sales and marketing efforts, acquisitions, general and administrative expenses, as well as general statements regarding management’s expectations for profitability, future outlook, financial and operational performance. These statements relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements by terminology such as "anticipate", "believe", “continue”, "could", "estimate", "expect", “goals”, "intend", “likely”, "may", "plan", “potential”, "predict", "project", "will" or the negative of these terms or other similar terms and phrases.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include:

•	our ability to manage our growth, including acquiring, partnering with, and effectively integrating other businesses into our infrastructure;
•	our ability to retain our customers and revenue levels, including effectively migrating and keeping new customers acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing customers;
•	our ability to attract and retain key officers and employees, including Mahmud Haq and personnel critical to the transitioning and integration of our newly acquired businesses;
•	our ability to raise capital and obtain financing on acceptable terms;
•	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
•	our ability to maintain operations in Pakistan and Poland in a manner that continues to enable us to offer competitively priced products and services;
•	our ability to keep and increase market acceptance of our products and services;
•	our ability to keep pace with a rapidly changing healthcare industry;
•	our ability to consistently achieve and maintain compliance with a myriad of Federal, State, foreign, local, payor and industry requirements, regulations, rules and laws;
•	our ability to protect and enforce intellectual property rights; and
•	our ability to maintain and protect the privacy of customer and patient information.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,613,242	$1,048,660
Accounts receivable - net of allowance for doubtful accounts of $194,633 and $165,000 at September 30, 2015 and December 31, 2014, respectively	2,384,888	3,007,314
Current assets - related party	24,534	24,284
Prepaid expenses and other current assets	742,686	504,442
Total current assets	4,765,350	4,584,700
Property and equipment - net	1,447,687	1,444,334
Intangible assets - net	5,978,684	8,377,837
Goodwill	8,980,252	8,560,336
Other assets	409,602	140,053
TOTAL ASSETS	$21,581,575	$23,107,260
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$758,879	$1,082,342
Accrued compensation	546,077	836,525
Accrued expenses	768,521	1,113,108
Deferred rent	31,988	12,683
Deferred revenue	85,015	37,508
Accrued liability to related party	39,631	153,931
Borrowings under line of credit	2,000,000	1,215,000
Note payable - related party	-	470,089
Notes payable - other (current portion)	291,005	596,616
Contingent consideration (current portion)	2,025,845	2,626,323
Total current liabilities	6,546,961	8,144,125
Long - term debt, net of discount and debt issuance costs	3,393,004	-
Notes payable - other	68,742	48,564
Deferred rent	504,308	551,343
Deferred revenue	34,053	42,631
Contingent consideration	452,507	-
Total liabilities	10,999,575	8,786,663
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding none at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value - authorized, 19,000,000 shares; issued and outstanding, 9,775,223 and 9,711,604 shares at September 30, 2015 and December 31, 2014, respectively	9,775	9,712
Additional paid-in capital	19,283,324	18,979,976
Accumulated deficit	(8,346,742)	(4,460,129)
Accumulated other comprehensive loss	(364,357)	(208,962)
Total shareholders' equity	10,582,000	14,320,597
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,581,575	$23,107,260

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET REVENUE	$5,612,715	$6,012,867	$17,716,778	$11,198,546
OPERATING EXPENSES:
Direct operating costs	2,812,242	3,671,029	9,271,916	5,934,319
Selling and marketing	59,350	54,825	276,783	169,660
General and administrative	3,089,717	3,709,838	9,409,095	6,441,603
Research and development	159,141	154,063	489,317	396,482
Change in contingent consideration	(367,479)	(424,885)	(1,283,294)	(424,885)
Depreciation and amortization	1,137,263	1,252,188	3,499,185	1,793,289
Total operating expenses	6,890,234	8,417,058	21,663,002	14,310,468
OPERATING LOSS	(1,277,519)	(2,404,191)	(3,946,224)	(3,111,922)
OTHER:
Interest income	5,884	7,943	19,869	15,039
Interest expense	(75,612)	(46,686)	(161,484)	(150,847)
Other income (expense) - net	61,869	76,271	165,228	(108,662)
LOSS BEFORE INCOME TAXES	(1,285,378)	(2,366,663)	(3,922,611)	(3,356,392)
Income tax (benefit) provision	(52,051)	474,091	(35,998)	157,435
NET LOSS	$(1,233,327)	$(2,840,754)	$(3,886,613)	$(3,513,827)
NET LOSS PER SHARE:
Basic and diluted loss per share	$(0.13)	$(0.34)	$(0.40)	$(0.57)
Weighted-average basic and diluted shares outstanding	9,730,728	8,358,718	9,712,721	6,199,350

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET LOSS	$(1,233,327)	$(2,840,754)	$(3,886,613)	$(3,513,827)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(384,911)	(206,241)	(155,395)	(89,212)
COMPREHENSIVE LOSS	$(1,618,238)	$(3,046,995)	$(4,042,008)	$(3,603,039)

(a) Net of taxes of $81,657 and $141,945 for the three and nine months ended September 30, 2014, respectively. No tax effect has been recorded in 2015 as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustment.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance- January 1, 2015	9,711,604	$9,712	$18,979,976	$(4,460,129)	$(208,962)	$14,320,597
Net loss	-	-	-	(3,886,613)	-	(3,886,613)
Foreign currency translation adjustment	-	-	-	-	(155,395)	(155,395)
Forfeiture of shares issued to acquired businesses	(53,797)	(54)	(132,826)	-	-	(132,880)
Restrcited share units vested	117,416	117	(117)	-	-	-
Common stock warrants issued	-	-	104,000	-	-	104,000
Stock-based compensation expense	-	-	332,291	-	-	332,291
Balance- September 30, 2015	9,775,223	$9,775	$19,283,324	$(8,346,742)	$(364,357)	$10,582,000

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,886,613)	$(3,513,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,499,185	1,793,289
Deferred rent	(7,722)	7,056
Deferred revenue	(19,198)	(25,839)
Deferred income taxes	-	153,364
Provision for doubtful accounts	90,116	62,451
Foreign exchange (gain) loss	(120,423)	58,164
Gain from reduction in referral fee	-	(105,523)
Interest accretion on debt	11,669	77,263
Stock-based compensation expense	496,961	137,550
Change in contingent consideration	(1,283,294)	(424,885)
Accrued CastleRock settlement payment	(110,000)	-
Other	-	(13,236)
Changes in operating assets and liabilities:
Accounts receivable	532,314	(2,103,074)
Other assets	103,331	(187,077)
Accounts payable and other liabilities	(1,205,003)	2,059,820
Net cash used in operating activities	(1,898,677)	(2,024,504)
INVESTING ACTIVITIES:
Capital expenditures	(327,452)	(571,217)
Cash paid for acquisitions and customer contracts	(120,562)	(11,536,640)
Advances to majority shareholder	-	(2,463)
Repayment of advances to majority shareholder	-	2,463
Net cash used in investing activities	(448,014)	(12,107,857)
FINANCING ACTIVITIES:
Proceeds from IPO of common stock, net of costs in 2014	-	17,167,295
Proceeds from note payable to majority shareholder	410,000	165,000
Repayments of note payable to majority shareholder	(880,089)	(430,591)
Proceeds from long term debt, net of costs	3,585,335	-
Repayments of notes payable - other	(715,123)	(958,400)
Proceeds from line of credit	8,663,766	2,685,000
Repayments of line of credit	(7,878,766)	(2,500,000)
Payment of preferred stock related costs	(242,182)	-
Net cash provided by financing activities	2,942,941	16,128,304
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,668)	(235)
NET INCREASE IN CASH	564,582	1,995,708
CASH - Beginning of the period	1,048,660	497,944
CASH - End of period	$1,613,242	$2,493,652
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$20,443	$37,114
Contingent consideration resulting from acquisitions	$1,002,445	$4,618,508
Equity issued in connection with acquisitions	$-	$1,601,678
Conversion of note to common stock	$-	$587,835
Purchase of prepaid insurance through assumption of note	$374,785	$486,858
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$9,759	$5,230
Interest	$181,108	$129,857

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

Notes to CONDENSED Consolidated Financial Statements

AS OF AND FOR THE THREE AND NINE MONTHS ENDED September 30, 2015 and 2014
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

The Company has prepared its unaudited condensed consolidated financial statements under the assumption that it is a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash from operations to meet its future operational cash needs. The Company previously had a line of credit with TD Bank which required annual renewal, which was not assured. This condition, along with negative cash flow from operations, raised substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The Company renegotiated its bank financing during the third quarter of 2015 and obtained additional funds through a combination of a term loan and line of credit with Opus Bank. The term loan plus the line of credit have a combined borrowing limit of $6 million which was fully-utilized as of September 30, 2015. The term loan expires September 1, 2019 and the line of credit expires September 1, 2018, unless renewed. The Company relies on the term loan and line of credit for working capital purposes. (See Note 7.)

The Company’s management considered various options to raise future additional capital, which would allow the Company to fund future growth as well as provide additional liquidity to eliminate concern about the Company's ability to continue as a going concern. The Company completed a preferred stock offering on November 4, 2015 and raised approximately $5.1 million before expenses. The offering resulted in net cash to the Company of approximately $4.0 million, of which approximately $1.1 million has been set aside to fund the first two years of preferred stock dividends. The underwriters may also exercise their option to purchase up to an additional 30,600 shares of the preferred stock at $25.00 per share, less the underwriting discount, for a period of 45 days after closing of the offering. In addition, the Company continues to reduce expenses, with the goal of generating positive cash flow from operations on a regular basis. Management believes that with the proceeds of the preferred stock offering, the Company has adequate sources of cash to fund its anticipated cash requirements from operations through the end of September 2016.

The accompanying unaudited condensed consolidated financial statements have been prepared by MTBC in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate and disclose in the notes to the financial statements whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.

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

This standard is effective for the Company’s interim and annual consolidated financial statements for fiscal year 2017, with earlier adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In April 2015, the FASB ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is effective for fiscal years beginning on or after December 31, 2015 and for interim periods within that year. The Company elected early adoption of this ASU and reflected this new requirement in the consolidated financial statements as of and for the three months ended September 30, 2015 There were no debt issuance costs as of December 31, 2014 and accordingly, no retrospective adjustments were required to the condensed consolidated balance sheet as of that date.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

3.	ACQUISITIONS

2015 Acquisitions

On July 10, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with SoftCare Solutions, Inc., a Nevada corporation, which is the U.S. subsidiary of QHR Corporation (“QHR”), a publicly traded, Canada-based healthcare technology company. Pursuant to this APA, the Company purchased substantially all of the assets of the RCM division of QHR Technologies, Inc. which represents SoftCare’s clearinghouse, electronic data interchange and billing divisions (collectively “SoftCare”). The acquisition has been accounted for as a business combination.

The Company made an initial payment of $21,888 for SoftCare, which represented 5% of the trailing twelve months revenue from the customers of SoftCare (the “Acquired Customers”) less assumed liabilities totaling $58,127. In addition, on a semiannual basis for three years, the Company will pay QHR 30% of the gross fees earned and collected from the Acquired Customers (the “Revenue Share Payment”). The Company’s obligation to make Revenue Share Payments is contingent upon achieving positive cash flow of SoftCare, as defined in the APA. Additionally, after 36 months, the Company will pay QHR an amount equal to 5% of the gross fees earned and received by the Company from the Acquired Customers during the 12 month period beginning on the second anniversary of the closing date of July 10, 2015. The aggregate preliminary purchase price of $849,413 consisted of cash of $21,888, deferred revenue of $58,127 and contingent consideration of $769,398.

On August 31, 2015, the Company completed the acquisition of customer contracts from Jesjam Holdings, LLC, DBA Med Tech Professional Billing (“Med Tech”), a revenue cycle management company. The acquisition has been accounted for as a business combination. The aggregate preliminary purchase price estimate for Med Tech was $272,363 which consisted of cash of $39,316 and contingent consideration of $233,047. Per the terms of the purchase agreement, the amounts are based on 5% of gross fees that were earned by Med Tech during the 12 month period immediately preceding the closing date of August 31, 2015 plus 20% of gross fees that will be collected on or before the 60th day following the end of the term for services rendered by the Company to clients during the three year period commencing on the closing date, plus 5% of gross fees that are earned and received by the Company from clients during the 12 month period commencing on the second anniversary of the closing date subject to adjustments to the purchase price.

The above acquisitions, collectively the (“2015 Acquisitions”), added a significant number of clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company used an internal valuation model to determine the preliminary purchase price allocation. The Company has engaged a third-party valuation specialist to assist the Company in valuing the assets which should be completed during the fourth quarter of 2015. The following table summarizes the preliminary purchase price allocation for the 2015 Acquisitions.

Preliminary Allocation of Purchase Price:

	SoftCare	Med Tech
Intangible assets	$559,000	$134,000
Goodwill	281,554	138,363
Tangible assets	8,859	-
	$849,413	$272,363

Revenues earned from the 2015 Acquisitions were approximately $450,000 during the three and nine months ended September 30, 2015. The goodwill for both acquisitions is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

2014 Acquisitions

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), collectively the (“2014 Acquisitions”). These acquisitions added a significant number of clients to the Company’s customer base and, similar to other acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The aggregate purchase price at the time of the acquisition for the 2014 Acquisitions amounted to approximately $17.4 million. This was based on the common stock price of $3.89 per share, and consisted of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO, and 1,699,796 shares of common stock with a fair value of approximately $6.0 million based on the common stock price, less a fair value adjustment of $571,000, which reflects the estimated value of shares in escrow which might be forfeited by the 2014 Acquisitions based on changes in revenue during the 12 months after the acquisitions. Included in the total consideration paid was $590,302 of cash and the 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements.

The cash escrow was released 120 days after the acquisitions were completed. After six months, 254,970 shares were scheduled to be released to the sellers; however, only the 201,173 shares for Omni and Practicare were released in February 2015. The balance of 53,797 shares, initially issued to CastleRock, were released from escrow to MTBC and cancelled on February 19, 2015, pursuant to the settlement agreements discussed below between CastleRock and MTBC. Of the remaining shares in escrow, 157,298 shares were released after nine months, and the remaining shares are scheduled to be released once the parties agree to the number of shares earned based on amount of revenue earned in the 12 months following the acquisitions.

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

The difference between the 2014 Acquisitions’ operating results for the period July 28 through July 31, 2014 and the amount of net funds received by the Company from the previous owners for that period was accounted for as additional purchase price (“Acquired Backlog”). This intangible (approximately $148,000) was fully amortized from the date of acquisition to December 31, 2014. This amortization is included in depreciation and amortization in the condensed consolidated statements of operations for the year ended December 31, 2014.

On February 19, 2015, the Company entered into settlement agreements with certain parties that the Company believed had violated (or tortuously interfered with) an agreement restricting them from directly or indirectly soliciting customers of the Company pursuant to the acquisition agreement between the Company and CastleRock.

In accordance with the settlement agreements, the Company paid $110,000 which had been accrued at December 31, 2014 and has agreed to release its claims in consideration for (i) the forfeiture of 53,797 shares of Company stock that were otherwise issuable to CastleRock in connection with the acquisition of the CastleRock businesses, (ii) changing the provision which governs the reduction of the CastleRock purchase price to exclude revenues from customers not in good standing when calculating the number of shares to be issued as discussed below, (iii) terminating the consulting agreement between the Company and CastleRock, and (iv) an agreement between the Company, EA Health Corporation, Inc. (“EA Health”) and a former CastleRock employee prohibiting EA Health and that former employee from soliciting or creating business relationships with any additional current or former customers of the Company for a period of six (6) months, which expired on June 17, 2015. The obligations of the Company and CastleRock contained in the acquisition agreement remain intact aside from the modifications contained in the settlement agreements. The effect of this settlement reduced the outstanding number of shares by 53,797 and resulted in a settlement gain for the fair value of those shares, which was determined to be $133,000. The settlement gain is recorded within the change in contingent consideration in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015.

Under each purchase agreement, the Company was required to issue or entitled to cancel shares issued to the 2014 Acquisitions in the event acquired customer revenues for the 12 months following the closing of the acquisition are above or below a specified threshold. In the case of Practicare, the Company was also required to make an additional cash payment in the event post-closing revenues from customers acquired exceed a specified threshold.

For each of the 2014 Acquisitions, the number of shares to be cancelled or issued as applicable is calculated using a pre-determined formula in each of the purchase agreements. Based on the revenues earned for the twelve months following the acquisition, the Company determined the number of shares expected to be earned and forfeited by the acquired companies. Accordingly, as of the acquisition date, the Company recorded $4.4 million as the fair value of the contingent consideration liability.

During the three and nine months ended September 30, 2015, the Company recorded a $367,479 and $1,283,294 change to the contingent consideration, respectively. These amounts consist of a reduction in the liability primarily due to a combination of the decrease in the revenues that the 2014 Acquisitions achieved and the decrease in the Company’s stock price. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

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

The final purchase price allocation is presented below:

Customer contracts and relationships	$8,225,000
Non-compete agreements	925,000
Tangible assets	61,256
Acquired backlog	148,408
Goodwill	8,216,336
$17,576,000

The fair value of the customer contracts and relationships was established using a form of the income approach known as the excess earnings method. Under the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The fair value of the non-compete agreements were determined based on the difference in the expected cash flows for the business with the non-compete agreement in place and without the non-compete agreement in place.

The weighted-average amortization period of the acquired intangible assets is 3 years.

Pro forma financial information

The pro forma information below represents condensed consolidated results of operations as if the acquisition of the 2014 Acquisitions and SoftCare occurred on January 1, 2014. The results of operations of Med Tech were not significant and not included in the pro forma information. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total revenue	$5,664,852	$7,987,948	$18,861,932	$23,895,870
Net loss	$(1,224,712)	$(2,823,991)	$(5,898,149)	$(6,011,833)
Net loss per share	$(0.13)	(0.34)	$(0.61)	$(0.97)

4.	Intangible Assets – NET

Intangible assets-net as of September 30, 2015 and December 31, 2014 consist of following:

	September 30,	December 31,
	2015	2014
Contracts and relationships acquired	$11,389,988	$11,164,988
Non-compete agreements	1,244,272	1,206,272
Other intangible assets	836,692	309,486
Total intangible assets	13,470,952	12,680,746
Less: Accumulated amortization	(7,492,268)	(4,302,909)

Intangible assets - net	$5,978,684	$8,377,837

Amortization expense was $3,188,294 and $1,620,528 for the nine months ended September 30, 2015 and 2014, respectively, and $1,024,971 and $1,185,890 for the three months ended September 30, 2015 and 2014, respectively. The weighted-average amortization period is three years. Beginning in the second quarter of 2015, the Company changed to an accelerated method of amortization for the contracts and relationships intangible acquired in the CastleRock acquisition to better reflect the fair-value of such contracts and relationships after the settlement with CastleRock, and will use this accelerated method for all subsequent acquisitions. In connection with such settlement, the prohibition against one former employee of CastleRock, and his new employer, against soliciting or creating business relationships with former customers of CastleRock expired June 17, 2015. The effect of this change to an accelerated method of amortization did not have a material effect on the results of operations for the three months ended September 30, 2015 and will not have a material effect on future quarters.

As of September 30, 2015, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2015 (three months)	$970,778
2016	3,293,716
2017	1,609,544
2018	104,646
Total	$5,978,684

5.	Concentrations

Financial Risks — As of September 30, 2015 and December 31, 2014, the Company held Pakistani rupees of 85,592,179, (US $821,245) and of 56,507,436 (US $562,823), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have not been significant. During the nine months ended September 30, 2015, there was one customer with sales of approximately 5% of the total. During the nine months ended September 30, 2014, there were no customers with sales of 3% or more of the total.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations in Pakistan are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in Pakistan and by the general state of Pakistan’s economy. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in Pakistan’s telecommunications industry, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

The carrying amounts of net assets located in Pakistan were $1,088,118 and $796,609 as of September 30, 2015 and December 31, 2014, respectively. These balances exclude intercompany receivables of $3,186,836 and $2,681,937 as of September 30, 2015 and December 31, 2014, respectively. The following is a summary of the net assets located in Pakistan as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Current assets	$992,027	$698,174
Non-current assets	1,307,472	1,355,333
	2,299,499	2,053,507
Current liabilities	(1,187,181)	(1,233,618)
Non-current liabilities	(24,200)	(23,280)
	$1,088,118	$796,609

The net assets located in Poland were not significant at September 30, 2015.

6.	NET LOss per share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic:
Net loss	$(1,233,327)	$(2,840,754)	$(3,886,613)	$(3,513,827)
Weighted average shares used in computing basic loss per share	9,730,728	8,358,718	9,712,721	6,199,350
Net loss per share - Basic	$(0.13)	$(0.34)	$(0.40)	$(0.57)

Diluted:
Net loss	$(1,233,327)	$(2,840,754)	$(3,886,613)	$(3,513,827)
Weighted average shares used in computing diluted loss per share	9,730,728	8,358,718	9,712,721	6,199,350
Net loss per share - Diluted	$(0.13)	$(0.34)	$(0.40)	$(0.57)

The unvested restricted share units (“RSUs”) have been excluded from the above calculation as they were anti-dilutive. Vested RSUs have been included in the above calculations. The net loss per share - basic excludes 1,287,529 of contingently-issued shares. The net loss per share - diluted does not include any contingently issuable shares or shares associated with the common stock warrants as the effect would be anti-dilutive.

7.	Debt

The Company had an agreement with TD Bank for a revolving line of credit maturing on November 30, 2015 for up to $3 million. The balance outstanding at December 31, 2014 was $1,215,000. The line of credit had a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25%). The Company fully repaid the TD bank line of credit, which had a balance of $3 million on September 2, 2015 from the Opus Bank loan proceeds. The TD bank line has been closed.

On September 2, 2015, the Company entered into a credit agreement with Opus Bank (“Opus”). Opus committed to extend three credit facilities totaling $10,000,000 to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit: and (3) an additional $4 million term loan that would be issued upon meeting certain conditions.

The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all three Opus loans will equal the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The first term loan will mature on September 1, 2019, the second term loan will mature four years after it commences, and the revolving line of credit will terminate on September 1, 2018, unless extended. As of September 30, 2015, both the term loan and the line of credit have been fully utilized. Beginning October 1, 2016 the term loan requires monthly principal payments of $111,111 per month through the end of the loan period.

The Opus credit agreement contains various covenants and conditions governing the long term debt and line of credit. As of September 30, 2015, the Company was in compliance with all the covenants contained in the Opus credit agreement.

In connection with the Opus debt, the Company paid $100,000 of fees and issued warrants for Opus to purchase 100,000 shares of its common stock. The warrants have a strike price equal to $5.00 per share, a seven year exercise window, piggyback registration and net exercise rights. The fees paid and warrants issued to Opus were recorded as a debt discount. The warrants were classified as equity instruments and are included in additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2015. The Company used a Black Scholes option pricing model to determine the fair value of the warrants and allocated the $4.0 million of the term loan proceeds based on the relative fair values. Of this amount, $104,000 was allocated to the warrants.

Additionally, in the third quarter of 2015 the Company elected to early adopt ASU 2015-03. This accounting standard requires that debt issuance costs related to a recognized debt liability be recorded in the balance sheet as a direct deduction from the debt liability rather than as an asset, which was the Company’s previous accounting policy. Since the Company had no prior debt issuance costs, it elected to early adopt of ASU 2015-03 so that a retrospective adjustment would not be required when ASU 2015-03 becomes effective. Total debt issuance costs were $415,000 and recorded as an offset to the face amount of the loan. Discounts from the face amount of the loan are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus Bank as of September 30, 2015 is approximately 7.50%.

The long term debt at September 30, 2015 is recorded at its accredited value and consists of the following:

Face amount of the loan	$4,000,000
Unamortized debt issuance costs	(406,844)
Unamortized discount on loan fees	(98,114)
Unamortized discount of amount allocated to warrants	(102,038)
Balance at September 30, 2015	$3,393,004

Maturities of notes payable and long term debt as of September 30, 2015 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Bank Term Loan	Bank Direct Capital Finance	Total
2015 (three months)	$6,566	$-	$86,251	$92,817
2016	28,440	333,333	176,818	538,591
2017	28,788	1,333,333	-	1,362,121
Thereafter	32,884	2,333,334	-	2,366,218
Total	$96,678	$4,000,000	$263,069	$4,359,747

8.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations, or cash flows of the Company.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases and for office space as of September 30, 2015 are as follows:

Years Ending
December 31	Total
2015 (three months)	$145,142
2016	242,499
2017	58,500
Total	$446,141

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, including amounts for related party leases described in Note 9, amounted to $647,578 and $492,578 for the nine months ended September 30, 2015 and 2014, respectively, and $221,289 and $284,313 for the three months ended September 30, 2015 and 2014, respectively.

9.	Related PARTIES

In February 2013, the CEO advanced a loan of $1,000,000 to the Company, of which a portion was used to repay the outstanding balance on the revolving credit line with TD Bank at that time. On September 2, 2015, the outstanding loan to the CEO together with accrued interest aggregating $905,058 was paid in full from the Opus Bank loan proceeds. The outstanding loan balance to the CEO was $470,089 as of December 31, 2014. The loan had an annual interest rate of 7.0%.

The Company recorded interest expense on the loan from the CEO of $24,969 and $36,735 for nine months ended September 30, 2015 and 2014, respectively, and $8,651 and $11,197 for the three months ended September 30, 2015 and 2014, respectively. Amounts owed for accrued interest are included in accrued liability to related party in the condensed consolidated balance sheet at December 31, 2014. During the nine months ended September 30, 2015, the Company paid accrued interest of $69,998 to the CEO.

The Company had sales to a related party, a physician who is related to the CEO. Revenues from this customer were approximately $12,778 and $14,583 for the nine months ended September 30, 2015 and 2014, respectively, and $4,148 and $4,523 for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the receivable balance due from this customer was $1,073 and $1,128, respectively.

During April 2015, the Company began initial testing of a new service called Same Day Funding with the physician related to the CEO. The Audit Committee of the Board of Directors approved advancing funds of no more than $20,000 through the end of 2015. The Company ceased testing of Same Day Funding in September 2015 and recovered all of the funds that were advanced.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $96,300 for both the nine months ended September 30, 2015 and 2014 and $32,100 for both the three months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, the Company had a liability outstanding to KAI of $39,630 and $108,902, respectively which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the nine months ended September 30, 2015 and 2014 was $131,130 and $83,568, respectively, and $43,360 and $27,898 for the three months ended September 30, 2015 and 2014, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of both September 30, 2015 and December 31, 2014. Other assets include prepaid rent that has been paid to the CEO in the amounts of $11,334 and $11,084 as of September 30, 2015 and December 31, 2014, respectively.

The Company advanced $1,000 to the CEO during the three months ended March 31, 2014, which was repaid during the same period.

The CEO of the Company had guaranteed the Company’s former line of credit with TD Bank.

10.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for nine months ended September 30, 2015 and 2014 were $69,937 and $90,559, respectively, and $21,577 and $63,510 for the three months ended September 30, 2015 and 2014, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for nine months ended September 30, 2015 and 2014 were $115,201 and $65,692, respectively, and $37,114 and $22,852 for the three months ended September 30, 2015 and 2014, respectively.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of September 30, 2015, 760,900 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2015:

Stock-based compensation included in the Condensed Consolidated	Three Months Ended	Nine Months Ended
Statement of Operations:	September 30, 2015	September 30, 2015

Direct operating costs	$6,483	$18,594
General and administrative	159,537	457,832
Research and development	6,690	20,535
Total stock-based compensation expense	$172,710	$496,961

The stock-based compensation included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 was $75,396 and $137,550, which was primarily included in general and administrative expense.

The following table summarizes the RSU transactions under the 2014 Plan for the year ended December 31, 2014 and the nine months ended September 30, 2015:

Outstanding and unvested at January 1, 2014	-
Granted	513,500
Vested	-
Forfeited	(31,250)
Outstanding and unvested at December 31, 2014	482,250
Granted	221,600
Vested	(188,368)
Forfeited	(113,750)
Outstanding and unvested at September 30, 2015	401,732

12.	INCOME TAXES

Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with Accounting Standards Codification (“ASC”) 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of September 30, 2015 and December 31, 2014.

The tax benefit for the three and nine months ended September 30, 2015 represents a $60,000 carry back claim, net of state minimum taxes and taxes attributable to Pakistan. For the three and nine months ended September 30, 2014, we used a discrete approach in calculating the tax benefit. Under the discrete method, we determined our tax benefit based upon actual results as if the interim period were an annual period.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

13.	OTHER INCOME (EXPENSE) – NET

Other income (expense)-net for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign exchange (loss) gain	$52,350	$112,764	$128,180	$(74,006)
Other	9,519	(36,493)	37,048	(34,656)
Other income (expense) - net	$61,869	$76,271	$165,228	$(108,662)

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 2.0% and 3.3% caused a foreign exchange gain of $52,350 and $128,180 for the three months and nine months ended September 30, 2015, respectively A decline in the exchange rate of Pakistan rupees per U.S. dollar by 3.1% from December 31, 2013 to September 30, 2014 and a 3.4% increase in the exchange rate from July 1, 2014 to September 30, 2014, caused a foreign exchange gain of $112,764 and exchange loss of $74,006 for the three months and nine months ended September 30, 2014, respectively.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2015 and December 31, 2014, the carrying amounts of cash, receivables, and accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Our notes payable and line of credit are carried at cost and approximate fair value since the interest rates being charged approximates market rates. The fair value of our long-term debt is $4.0 million.

The fair value of related party transactions including the note payable to the CEO at December 31, 2014 cannot be determined based upon the related party nature of the transactions.

Contingent Consideration

The Company’s preliminary contingent consideration of $2,478,352 and $2,626,323 as of September 30, 2015 and December 31, 2014, respectively, are Level 3 liabilities. The fair value of the contingent consideration at December 31, 2014 and September 30, 2015 was primarily driven by the price of the Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the 2014 Acquisitions during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. In connection with the 2014 Acquisitions, discount rates were estimated by using government bond yields.

As stated in Note 3, the Company estimated the number of shares anticipated to be earned as a result of the 2014 Acquisitions. The shares anticipated to be earned have been included in the contingent consideration liability as of September 30, 2015 since formal agreements have not yet been reached. If, at the time of settlement, the Company’s stock price exceeds the price on September 30, 2015, or the number of shares actually released exceeds the number anticipated, the actual consideration could exceed the estimated contingent consideration. Contingent consideration related to the 2015 Acquisitions was based on the Company’s estimate of revenues to be achieved during the terms of the respective agreements. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Financial instruments measured at fair value on a recurring basis:

Fair Value Measurement at Reporting Date Using Significant Unobservable Outputs, Level 3
Balance - January 1, 2015	$2,626,323
Change in fair value	(1,150,415)
Acquisitions	1,002,444
Balance - September 30, 2015	$2,478,352

15.	SUBSEQUENT EVENT

On November 4, 2015, the Company completed a preferred stock offering whereby approximately 204,000 shares of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) were sold at $25.00 per share. The Company received approximately $4.0 million in net proceeds from the offering. Dividends on the Preferred Stock are cumulative from the date of issue and will be payable each month commencing December 15, 2015 when, as and if declared by the Company’s board of directors. The Company placed proceeds equal to two years of dividends into a separate bank account to be used to pay the dividends on the Preferred Stock. After the first quarter in which the Company’s Adjusted EBITDA is greater than the quarterly dividend, the proceeds remaining in the bank account may be used for any corporate purpose. The underwriters may also exercise their option to purchase up to an additional 30,600 shares of the preferred stock at $25.00 per share, less the underwriting discount, for a period of 45 days after closing of the offering.

Commencing on November 4, 2020, the Company may redeem, at its option, the Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including the redemption date. The Preferred Stock has no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of the Company’s other securities. Holders of the Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. The Preferred Stock is listed on the NASDAQ Capital Market under the trading symbol “MTBCP.”

In connection with this offering, through September 30, 2015, the Company incurred approximately $344,000 of costs which are included in other assets as of September 30, 2015 in the condensed consolidated balance sheet. This amount will be recorded as a reduction of additional paid-in capital during the fourth quarter of 2015.

Upon the completion of the preferred stock offering, Opus Bank agreed to release another $2 million from the credit facility established in September, as a four year term loan. The final $2 million portion of the facility may become available during 2016 upon satisfaction of certain criteria.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings and industry vendors. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of approximately 1,700 people in Pakistan, as of September, 2015, where we believe labor costs are approximately one-half the cost of comparable India-based employees, and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

Our growth strategy involves four primary approaches: acquiring RCM companies and then migrating the customers of those companies to our solutions, partnering with smaller RCM companies to service their customers while paying them a share of revenue received, partnering with EHR and other vendors that lack an integrated solution and integrating our solutions with their offerings and selling our solutions directly to healthcare providers practicing in ambulatory settings.

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

We acquired certain assets (primarily customer relationships) of two small companies during the third quarter of 2015. We believe that one of these acquisitions may present upselling opportunities. We have also signed two revenue-sharing agreements with smaller RCM companies during the last year in which we service their customers while paying a percentage of our collections to them as a referral fee. In conjunction with these acquisitions and partnerships, we hired or retained a small number of talented employees and contractors who we are leveraging to support our growth.

We believe we will also be able to accelerate organic growth by partnering with EHR companies who do not offer revenue cycle management services, utilizing them as channel partners to offer integrated solutions to their customers. We have also entered into arrangements with industry participants including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We have developed application interfaces with several EHR systems to create integrated offerings.

Our Pakistan operations accounted for approximately 34% of total expenses for the nine months ended September 30, 2014 and 33% of expenses for the nine months ended September 30, 2015. A significant portion of those expenses were personnel-related costs (approximately 78% for the nine months ended September 30, 2014 and 81% for the nine months ended September 30, 2015). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the companies that we acquired or signed revenue-sharing arrangements with use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

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

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$5,612,715	$6,012,867	$17,716,778	$11,198,546

GAAP net loss	$(1,233,327)	$(2,840,754)	$(3,886,613)	$(3,513,827)

Provision (benefit) for income taxes	(52,051)	474,091	(35,998)	157,435
Net interest expense	69,728	38,743	141,615	135,808
Other expense - net	(61,869)	(76,271)	(165,228)	108,662
Stock-based compensation expense	172,710	75,396	496,961	137,550
Depreciation and amortization	1,137,263	1,252,188	3,499,185	1,793,289
Integration and transaction costs	150,764	623,513	244,020	712,061
Change in contingent consideration	(367,479)	(424,885)	(1,283,294)	(424,885)
Adjusted EBITDA	$(184,261)	$(877,979)	$(989,352)	$(893,907)

Adjusted EBITDA Margin	(3.3)%	(14.6)%	(5.6)%	(8.0)%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense, including cash-settled awards based on changes in the stock price;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted Net Income does not reflect changes in contingent consideration.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net loss	$(1,233,327)	$(2,840,754)	$(3,886,613)	$(3,513,827)

Other expense - net	(61,869)	(76,271)	(165,228)	108,662
Stock-based compensation expense	172,710	75,396	496,961	137,550
Amortization of purchased intangible assets	942,124	1,035,913	3,090,999	1,466,811
Integration and transaction costs	150,764	623,513	244,020	712,061
Change in contingent consideration	(367,479)	(424,885)	(1,283,294)	(424,885)
Non-GAAP Adjusted Net Income	$(397,077)	$(1,607,088)	$(1,503,155)	$(1,513,628)

End-of-period shares	11,062,753	10,999,133	11,062,753	10,999,133

Non-GAAP Adjusted Net Income per Share	$(0.04)	$(0.15)	$(0.14)	$(0.14)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net loss per diluted share	$(0.13)	$(0.34)	$(0.40)	$(0.57)

GAAP net loss per end-of-period share	(0.11)	(0.26)	(0.35)	(0.32)
Other income - net	-	(0.01)	(0.01)	0.01
Stock-based compensation expense	0.02	0.01	0.04	0.01
Amortization of purchased intangible assets	0.07	0.09	0.28	0.14
Integration and transaction costs	0.01	0.06	0.02	0.06
Change in contingent consideration	(0.03)	(0.04)	(0.12)	(0.04)
Non-GAAP Adjusted Net Income per Share	$(0.04)	$(0.15)	$(0.14)	$(0.14)

End-of-period shares	11,062,753	10,999,133	11,062,753	10,999,133

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of September 30, 2015 and December 31, 2014 including the shares which were issued but are subject to forfeiture or have not been settled and considered contingent consideration, in order to provide insight into the results considering the total number of shares which were issued at the time of the acquisitions. Accordingly the end of period shares includes 1,287,529 of contingently issuable shares. No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carryforward losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess market share trends and our working capital needs. We believe information from these metrics is useful for investors to understand the underlying trends in our business.

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 61% of our revenue for the nine months ended September 30, 2014 and approximately 93% for the nine months ended September 30, 2015.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate is 95% for the twelve months ended September 30, 2015, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 93% for the twelve months ended September 30, 2015.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 37 days for primary care and 40 days for combined specialties for the twelve months ended September 30, 2015, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2015, an association for professional administrators and leaders of medical group practices. Our days in accounts receivable are higher than our historic average since the acquisitions of the 2014 Acquisitions due to customers who are not on our platform but are comparable to the industry average.

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

Providers and Practices Served. As of September 30, 2015, we served approximately 1,700 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing 769 practices.

Sources of Revenue

Revenue: We primarily derive our revenues as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 89% of our revenues during the three months ended September 30, 2015 and 93% during the nine months ended September 30, 2015, respectively, and approximately 93% and 92% of our revenues during the three and nine months ended September 30, 2014, respectively. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies. Through the nine months ended September 30, 2015 we have moved 88% of the practices acquired in 2014 and 14% of the practices acquired in 2015, which includes our revenue share arrangements. We also derive revenues from the clearing house and electronic data interchange divisions acquired in the third quarter of 2015. Such revenues aggregated approximately $181,000 for the three months ended September 30, 2015.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations. Our Pakistan operations accounted for approximately 44% and 40% of direct operating costs for the nine months ended September 30, 2015 and 2014, respectively. The 2014 Acquisitions represent 31% of the direct operating costs for the nine months ended September 30, 2015. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses. These have been relatively low (under 3% of our revenue for the nine months ended September 30, 2014 and under 2% of our revenue for the nine months ended September 30, 2015), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in the fourth quarter of 2015 we intend to increase our investment in marketing, business development and sales resources to expand our market share, building on our existing customer base.

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

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expenses for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan office accounted for approximately 29% and 31% of general and administrative expenses in the nine months ended September 30, 2015 and 2014, respectively. The 2014 Acquisitions represent 24% of the general and administrative expense for the nine months ended September 30, 2015.

Contingent Consideration. Contingent consideration at September 30, 2015 represents the amount payable to certain sellers of the 2014 Acquisitions and the sellers of the 2015 Acquisitions. As of December 31, 2014, the contingent consideration was payable to the sellers of the 2014 Acquisitions and was based on the achievement of defined performance measures contained in the purchase agreements. The contingent consideration for the 2015 Acquisitions was based on the Company’s estimate of the revenues to be achieved during the terms of the respective agreements. Since final agreements have not been reached with the sellers of the 2014 Acquisitions, the shares that the Company estimated will be released from escrow to the sellers have been included in the contingent consideration liability as of September 30, 2015. Contingent consideration is re-measured at fair value at the end of each reporting period until the contingency is resolved. The Company recognizes changes in fair value in earnings each period. During the three and nine months September 30, 2015, the Company recognized changes in contingent consideration of $367,000 and $1,283,000, including a $133,000 gain in the first quarter of 2015 resulting from CastleRock’s forfeiture of 53,797 shares of the Company’s common stock.

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

Amortization expense is charged on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions through June 30, 2015, including customer contracts and relationships and covenants not to compete, as well as purchased software. We concluded that three years reflects the period during which the economic benefits are expected to be realized, and that the straight-line method is appropriate as the majority of the cash flows are expected to be recognized ratably over that period. During the second quarter of 2015, we changed to an accelerated amortization method for customer relationships acquired in connection with the CastleRock acquisition. During the third quarter of 2015, the Company began using an accelerated amortization method for all future acquired intangibles to better reflect the fair value of the intangibles acquired over their estimated useful lives.

The acquisitions of Omni, Practicare and CastleRock during 2014 added $9.2 million of intangibles, resulting in amortization which was $1.6 million higher for the first nine months of 2015 compared to the first nine months of 2014. The 2015 Acquisitions resulted in $35,000 of amortization expense.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income and late fees from customers. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $165,000 of other income and $109,000 of other expense in the first nine months of 2015 and 2014, respectively.

Income Tax. In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of September 30, 2015 and December 31, 2014.

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

As a result of the 2014 acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing both changes in the fair value of the Company’s common stock and the probability of an adjustment to the purchase price. The fair value of the contingent consideration was driven by the price of the Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the 2014 Acquisitions during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, the passage of time and the associated discount rate. If at the time of settlement, the Company’s stock price exceeds the price on September 30, 2015, the consideration could exceed the original estimated contingent consideration, which effect would be offset by the unearned share amounts. The contingent consideration related to the 2015 Acquisitions is based on our estimate of their future revenues and will be adjusted based on changes in those estimates. If the actual revenue from the 2015 Acquisitions exceeds our estimate, the contingent consideration could exceed the estimate.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	50.1%	61.1%	52.3%	53.0%
Selling and marketing	1.1%	0.9%	1.6%	1.5%
General and administrative	55.0%	61.7%	53.1%	57.5%
Change in contingent consideration	(6.5)%	(7.1)%	(7.2)%	(3.8)%
Research and development	2.8%	2.6%	2.8%	3.5%
Depreciation and amortization	20.3%	20.8%	19.8%	16.0%
Total operating expenses	122.8%	140.0%	122.4%	127.7%

Operating loss	(22.8)%	(40.0)%	(22.4)%	(27.7)%

Interest expense — net	1.2%	0.6%	0.8%	1.2%
Other income (expense) - net	1.1%	1.3%	0.9%	(1.0)%
Loss before income taxes	(22.9)%	(39.3)%	(22.3)%	(29.9)%
Income tax (benefit) provision	(0.9)%	7.9%	(0.2)%	1.4%
Net loss	(22.0)%	(47.2)%	(22.1)%	(31.3)%

Comparison of the nine months ended September 30, 2015 and 2014

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Revenues	$5,612,715	$6,012,867	$(400,152)	(7)%	$17,716,778	$11,198,546	$6,518,232	58%

Revenue. Total revenue of $5.6 million for the three months ended September 30, 2015 decreased by $400,000 or 7% from revenue of $6.0 million for the three months ended September 30, 2014. Total revenue of $17.7 million for the nine months ended September 30, 2015 increased by $6.5 million or 58% from revenue of $11.2 million for the nine months ended September 30, 2014. Total revenue for the three and nine months ended September 30, 2015 included $2.8 and $10.1 million of revenue from customers from the 2014 Acquisitions. During the third quarter of 2015, the Company completed two acquisitions, SoftCare and Med Tech, resulting in additional revenue of $450,000, offset by decreases in revenues from existing customers. The customers from the 2014 Acquisitions, the 2015 Acquisitions and the revenue share agreements entered into by the Company were the primary source of new revenue during the nine months ended September 30, 2015.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Direct operating costs	$2,812,242	$3,671,029	$(858,787)	(23)%	$9,271,916	$5,934,319	$3,337,597	56%
Selling and marketing	59,350	54,825	4,525	8%	276,783	169,660	107,123	63%
General and administrative	3,089,717	3,709,838	(620,121)	(17)%	9,409,095	6,441,603	2,967,492	46%
Research and development	159,141	154,063	5,078	3%	489,317	396,482	92,835	23%
Change in contingent consideration	(367,479)	(424,885)	57,406	(14)%	(1,283,294)	(424,885)	(858,409)	202%
Depreciation	112,292	66,298	45,994	69%	310,891	172,761	138,130	80%
Amortization	1,024,971	1,185,890	(160,919)	(14)%	3,188,294	1,620,528	1,567,766	97%
Total operating expenses	$6,890,234	$8,417,058	$(1,526,824)	(18)%	$21,663,002	$14,310,468	$7,352,534	51%

Direct Operating Costs. Direct operating costs of $2.8 million and $9.3 million for the three months and nine months ended September 30, 2015, respectively, decreased by $859,000 or 23% and increased by $3.3 million or 56% from direct operating costs of $3.7 million and $5.9 million for the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2015 salary cost in the U.S. decreased by $1.4 million or 65% as compared to the three months ended September 30, 2014 as the number of employees decreased from 191 at September 30, 2014 to 50 on September 30, 2015. However, salary cost in the U.S. increased by $485,000 or 18% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 since the first half of 2015 included employees from the 2014 Acquisitions and the first half of 2014 did not.

Salary cost in Pakistan increased by $203,000 or 28% for the three months ended September 30, 2015 and by $1.4 million or 79% for the nine months ended September 30, 2015 as a result of the addition of employees in Pakistan who were hired primarily to service customers of the 2014 Acquisitions. During the nine months ended September 30, 2015 we incurred additional referral fees of $380,000, additional costs related to patient billing services of $431,000 and increased facility costs of $98,000 compared to the nine months ended September 30, 2014. As of March 31, 2015, we eliminated utilization of subcontractors from the 2014 Acquisitions and reduced the dependence on U.S.-based employees by 68% since the date of acquisition, relying more heavily on employees in Pakistan.

Selling and Marketing Expense. Selling and marketing expense of $59,000 and $277,000 for the three and nine months ended September 30, 2015, respectively, increased by $4,500 or 8% and $107,000 or 63% from selling and marketing expense of $55,000 and $170,000 for the three and nine months ended September 30, 2014, respectively. The Company initiated additional sales efforts which resulted in higher selling and marketing expense for the nine months ended September 30, 2015.

General and Administrative Expense. General and administrative expense of $3.1 million and $9.4 million for the three and nine months ended September 30, 2015, respectively, decreased by $620,000 or 17% and increased by $3.0 million or 46% from general and administrative expense of $3.7 million and $6.4 million for the three and nine months ended September 30, 2014, respectively, with additional expenses resulting primarily from the 2014 Acquisitions, including payroll, facilities, and costs of third-party software. During the three months ended September 30, 2015, salary cost in the U.S decreased as compared to the three months ended September 30, 2014 as the number of employees decreased from 32 to 23. However, salary cost in the U.S. increased during the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014 since the first half of 2015 included employees from the 2014 Acquisitions and the first half of 2014 did not.

Salary expense in Pakistan increased by $55,000 or 14% for the three months ended September 30, 2015 and by $386,000 or 41% for the nine months ended September 30, 2015, as a result of the addition of administrative employees in Pakistan during these periods. Facilities and other costs decreased by $38,000 or 3% for the three months ended September 30, 2015 due to closing offices and reducing third party expenses resulting from acquisitions, and increased by $1.5 million or 62% for the nine months ended September 30, 2015, since the first half of 2015 included expenses from the 2014 Acquisitions and the first half of 2014 did not.

Research and Development Expense. Research and development expense of $159,000 and $489,000 for the three months and nine months ended September 30, 2015, respectively, increased by $5,000 or 3% and $93,000 or 23% from research and development expense of $154,000 and $396,000 for the three and nine months ended September 30, 2014, respectively, as a result of adding additional technical employees in Pakistan. Research and development costs consist primarily of salaries and benefits related to personnel related costs. All such costs are expensed as incurred.

Contingent Consideration. The change in the contingent consideration of $1,283,000 for the nine months ended September 30, 2015 includes both a $1,150,000 decrease in the amount of the contingent consideration recorded as a liability and a gain of $133,000 related to CastleRock’s forfeiture of 53,797 shares of the Company’s common stock. The decrease in the liability primarily resulted from a decrease in the price of the Company’s common stock during that period, and a decrease in the revenue produced by the 2014 Acquisitions during the 12 months following the acquisition.

Depreciation. Depreciation of $112,000 and $311,000 for the three months and nine months ended September 30, 2015, respectively, increased by $46,000 or 69% and $138,000 or 80% from depreciation of $66,000 and $173,000 for the three and nine months ended September 30, 2014, respectively as a result of the Company purchasing additional fixed assets.

Amortization Expense. Amortization expense of $1,025,000 and $3.2 million for the three months and nine months ended September 30, 2015, respectively, decreased by $161,000 or 14% and increased by $1.6 million or 97% from amortization expense of $1.2 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. During the three months ended September 30, 2015 amortization expense decreased because the non-compete intangible from the CastleRock acquisition was fully amortized and the customer relationship portion of CastleRock’s intangible assets was being amortized using an accelerated method of amortization instead of straight line. In the nine months ended September 30, 2015, this increase resulted from intangible assets arising from our acquisitions of Omni, Practicare and CastleRock on July 28, 2014, which are primarily being amortized over three years. Beginning in the second quarter of 2015, the Company changed to an accelerated amortization method for the contracts and relationships acquired in connection with the CastleRock acquisition. Beginning in the third quarter of 2015, all future acquired intangible assets are being amortized over 3 years using the double declining balance method.

	Three months ended				Nine months ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Interest income	$5,884	$7,943	$(2,059)	(26)%	$19,869	$15,039	$4,830	32%
Interest expense	(75,612)	(46,686)	(28,926)	62%	(161,484)	(150,847)	(10,637)	7%
Other income (expense) - net	61,869	76,271	(14,402)	(19)%	165,228	(108,662)	273,890	(252)%
Income tax (benefit) provision	(52,051)	474,091	(526,142)	(111)%	(35,998)	157,435	(193,433)	(123)%

Interest income. Interest income of $5,900 and $20,000 for the three months and nine months ended September 30, 2015, respectively, decreased by $2,000 or 26% and increased by $5,000 or 32% from interest income of $8,000 and $15,000 for the three and nine months ended September 30, 2014, respectively. The changes in interest income are due to changes in the amounts of late payment fees from customers.

Interest expense. Interest expense of $76,000 and $161,000 for the three months and nine months ended September 30, 2015, respectively, increased by $29,000 or 62% and $11,000 or 7% from interest expense of $47,000 and $151,000 for the three and nine months ended September 30, 2014, respectively, primarily as a result of the new Opus Bank term loan plus the revolving line of credit totaling $6 million effective September 2, 2015 compared with a $1.2 million line of credit with TD Bank in 2014. The Company adopted ASU 2015-03 in the third quarter of 2015 and the amortization of capitalized debt issuance costs and discounts on the debt have been included in interest expense for the three and nine months ended September 30, 2015.

Other income (expense) - net. Other income - net of $62,000 for the three months ended September 30, 2015 decreased by $14,000 or 19% from other income - net of $76,000 for the three months ended September 30, 2014. Other income - net was $165,000 for the nine months ended September 30, 2015 compared to other expense – net of $109,000 for the nine months ended September 30, 2014. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 2.0% and 3.3% caused a foreign exchange gain of $52,000 and $128,000 for the three months and nine months ended September 30, 2015, respectively A decline in the exchange rate of Pakistan rupees per U.S. dollar by 3.1% from December 31, 2013 to September 30, 2014 and a 3.4% increase in the exchange rate from July 1, 2014 to September 30, 2014, caused a foreign exchange gain of $113,000 and exchange loss of $74,000 for the three months and nine months ended September 30, 2014, respectively.

Income tax (benefit) provision. There was a $52,000 and $36,000 income tax benefit for the three months and nine months ended September 30, 2015, respectively, compared to an income tax provision of $474,000 and $157,000 for the three and nine months ended September 30, 2014, respectively. The pre-tax loss was $2.4 million and $3.4 million for the three months and nine months ended September 30, 2014 compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. During the third quarter of 2015, the Company recorded a $60,000 tax benefit associated with a net operating loss carryback for Federal income tax purposes to recover taxes paid in prior years. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of December 31, 2014, and no tax benefit has been recorded against the pre-tax losses recorded in 2015.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(1,898,677)	$(2,024,504)
Net cash used in investing activities	(448,014)	(12,107,857)
Net cash provided by financing activities	2,942,941	16,128,304
Effect of exchange rate changes on cash	(31,668)	(235)
Net increase in cash	564,582	1,995,708

TD Bank increased our line of credit from $1.2 million to $3.0 million in March, 2015. In September, 2015, the Company received new financing from Opus Bank, including a $4.0 million term loan and a $2.0 million revolving line of credit. The proceeds of the term line were used to repay the TD line of credit and other notes payable. Additional financing from Opus Bank may be available after satisfaction of other criteria. With the cost reductions we have achieved from the 2014 Acquisitions and anticipated cash flows from operations, we believe we will have sufficient cash to meet our working capital and capital expenditures requirements for at least the next 12 months.

The Company generated positive cash flows from operations during each of the years 2008-2013, including $929,000 of positive cash flow from operations in 2013, although there were negative cash flows from operations of $2.7 million in 2014 and $1.9 million in the nine months ended September 30, 2015. Due to operating losses and a working capital deficiency in 2014 and 2015, the Company relies on the term loan and line of credit.

The Company completed a preferred stock offering on November 4, 2015 and raised approximately $4.0 million of net proceeds of which approximately $1.1 million has been set aside to fund the first two years of preferred stock dividends. The underwriters may also exercise their option to purchase up to an additional 30,600 shares of the preferred stock at $25.00 per share, less the underwriting discount, for a period of 45 days after closing of the offering.

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

Operating Activities

Cash used in operating activities was $1.9 million during the nine months ended September 30, 2015, compared to $2.0 million of cash used in operating activities during the nine months ended September 30, 2014. Cash used in operating activities was $446,000 during the three months ended September 30, 2015, compared to cash used in operating activities by $2.1 million during the three months ended September 30, 2014. The net loss increased by $373,000 during the nine months ended September 30, 2015, of which $1.7 million was additional depreciation and amortization, $360,000 was an increase in stock-based compensation, offset by a $193,000 decrease in the net tax provision and a non-cash gain of $1,283,000 from the change in the contingent consideration liability and the forfeiture of shares by CastleRock and an increase in non-cash other income of $274,000. Cash operating expenses decreased by $1.1 million more than the decline in revenue during the three months ended September 30, 2015 compared to three months ended September 30, 2014. The increase in the cash operating expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were consistent with the increase in revenue.

Accounts receivable decreased by $532,000, compared with an increase in accounts receivable of $2.1 million for the nine months ended September 30, 2014, and accounts payable, accrued compensation and accrued expenses decreased by $1.2 million, compared with an increase of $2.1 million for the nine months ended September 30, 2014. The decrease in accounts payable and accrued expenses was partly due to lower expenses as well as additional vendor payments using the credit line with Opus Bank. Other current assets and prepaid expenses grew by $238,000, compared with an increase of $654,000 in the nine months ended September 30, 2014, primarily due to the purchase of certain insurance with a one-year term and additional security deposits made. The settlement with CastleRock required a payment of $110,000 which was accrued at December 31, 2014 and paid during 2015.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 was $448,000, a decrease of $11.7 million compared to $12.1 million, during the nine months ended September 30, 2014, primarily due to the total consideration for the businesses acquired in 2014 compared to those acquired in 2015. Capital expenditures during the nine months ended September 30, 2015 were $327,000, a decrease of $244,000 compared to $571,000, during the nine months ended September 30, 2014. The increase was primarily from increasing the capacity of our Pakistan facilities during 2014. During the nine months ended September 30, 2015 the Company entered into a revenue sharing arrangement pursuant to which the Company agreed to service the entity’s customers while paying them a percentage of the revenue collected over the next three years. An initial amount of $59,000 was paid upon the signing of this arrangement. The Company also acquired SoftCare and Med Tech during this time. Cash paid in connection with these acquisitions was $61,000.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 was $3.0 million, compared to cash provided by financing activities by $16.1 million during the nine months ended September 30, 2014. Cash in 2014 included the net proceeds of the initial public offering and 2015 includes the borrowings from Opus Bank and repayment of TD Bank. Average monthly borrowings from our former $3.0 million revolving line of credit with TD Bank were $2.4 million until the repayment of the line on September 2, 2015, compared to $1.0 million for the nine months ended September 30, 2014.

Our line of credit with Opus expires on September 1, 2018. As of September 30, 2015, $2.0 million was drawn on the line. Our term loan with Opus matures on September 1, 2019 and requires monthly principal payments commencing October 1, 2016 of $111,111 per month through the end of the loan period. On November 4, 2015, the Company completed a preferred stock offering and received approximately $4.0 million in net proceeds from the offering. The Company has placed proceeds equal to two years of dividends (approximately $1.1 million) into a separate bank account to be used to pay dividends on the preferred stock. The underwriters may also exercise their option to purchase up to an additional 30,600 shares of the preferred stock at $25.00 per share, less the underwriting discount, for a period of 45 days after closing of the offering.

Contractual Obligations and Commitments

We have contractual obligations under our borrowings from Opus Bank and unsettled contingent consideration in connection with the 2014 Acquisitions and the 2015 Acquisitions. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015 and in the Form S-1 filed with the SEC on July 15, 2015 and in Form S-1/A filed with the SEC on October 19, 2015 in connection with the offering of the Company’s preferred stock.

Off-Balance Sheet Arrangements

As of September 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risks

We are a smaller reporting company as defined by 17C.F.R. 229.10(f) (1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons set forth below.

Our management identified a material weakness in our internal controls related to the timely and accurate review over our financial closing and reporting process, and the accounting pertaining to certain complex financial transactions. Management’s remediation efforts to date have included the hiring of additional accounting personnel and implementing additional controls and will include upgrading our accounting system to one with multi-company and multi-currency capabilities, which has already begun. Remediation efforts are expected to continue through 2015 until such time as management is able to conclude that its remediation efforts are operating and effective. During the fourth quarter of 2015 management will assess and report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than management’s remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchases by the Company during the three months ended September 30, 2015.

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

Date: November 12, 2015

