Form 10-K
period 2015-12-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2016-03-24
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-192989

MEDICAL TRANSCRIPTION BILLING, CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Preferred Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2015, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $9,543,380. (Based on the last reported trading price of the Common Stock of $1.88 per share on that date, as reported on the NASDAQ Capital Market).

At March 17, 2016, the registrant had 10,331,719 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Our Company

Medical Transcription Billing, Corp. (the “Company”) is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory care settings. Our integrated Software-as-a-Service (or SaaS) platform helps our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. In addition to our experienced team in the United States, we employ a highly educated workforce of more than 1,500 people in Pakistan, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

As a result of an acquisition in 2015, the Company offers a clearinghouse service which allows clients to track claim status and includes services such as batch electronic claim and payment transaction clearing and web access for claim corrections. Also as result of this acquisition, the Company has an EDI service which provides a centralized electronic data interchange management system to audit, manage and control the exchange of information.

As of December 31, 2015, we served approximately 1,100 customers, of which 340 utilized our clearinghouse and EDI services. We provided medical billing to approximately 730 medical practices representing approximately 1,500 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 60 specialties and subspecialties, in 44 states. As of December 31, 2014, we served approximately 980 medical practices representing approximately 2,200 providers, practicing in approximately 60 specialties and subspecialties, in 43 states. Approximately 98% of the practices we serve consist of one to ten providers, with the majority of the practices we serve being primary care providers. However, our solutions are scalable and are appropriate for larger healthcare practices across a wide range of specialty areas. In fact, our customer with the largest number of providers is a hospital-based group with more than 120 providers.

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold approximately 4 million shares at a price to the public of $5.00 per share.

On July 28, 2014, the Company purchased the assets of three medical billing companies, Omni Medical Billing Services, LLC, (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock,” and collectively with Omni and Practicare, the “2014 Acquisitions”), for a combination of cash and stock.

During the year 2015, the Company purchased the assets of Jesjam Holdings, LLC, a medical billing company doing business as Med Tech Professional Billing (“MedTech”) and those assets of SoftCare Solutions, Inc., a Nevada corporation, the U.S. subsidiary of QHR Technologies, Inc. which represented SoftCare Solutions Inc.’s clearinghouse, electronic data interchange (“EDI”) and billing divisions (“SoftCare” and collectively with MedTech, the “2015 Acquisitions”). The Company also purchased customer relationships during the year. The SoftCare acquisition expanded the Company’s operations to include EDI and clearinghouse services.

During November 2015, the Company completed a preferred stock offering selling Series A preferred stock. The Company sold approximately 230,000 shares at a price of $25.00 per share.

Employees

Including the employees of our subsidiaries, as of February 2016 we employed approximately 1,600 people worldwide on a full-time basis. We also use the services of a number of part time employees. In addition, all officers work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase or our operating requirements warrant such hiring, or for specific functions where we place additional emphasis, such as marketing and sales.

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

In addition, our growth strategy includes strategic partnerships with other industry participants, including electronic health records vendors, in which the vendors refer customers to our services. While we offer our own electronic health records, our strategy includes providing integrated offerings utilizing third party electronic health records while offering customers MTBC’s revenue cycle management, practice management and mobile health capabilities. We have recently hired additional sales and marketing executives and moved existing personnel into sales roles to spearhead our customer acquisition initiative, which will include growing existing and developing new strategic partnerships. We believe that these new team members will also be able to successfully leverage the network of relationships of the medical billing companies and the clearinghouse entity that we acquired and our existing network. By devoting greater resources to sales and marketing, we expect that our organic growth will increase more rapidly, as our current organic growth is driven primarily by customer referrals and internet search engine optimization techniques.

Industry Overview

According to Health Affairs magazine, in 2014, U.S. health care spending increased 5.3% following growth of 2.9% in 2013 to reach $3 trillion, or $9,500 per person. The faster growth experienced in 2014 was primarily due to the major coverage expansions under the Affordable Care Act, particularly for Medicaid and private health insurance. The share of the economy devoted to health care spending was 17.5%, up from 17.3% in 2013.

Medicare spending grew 5.5% to $619 billion in 2014, an acceleration from 3% growth in 2013. Total Medicaid spending, which accounted for 16% of total national health expenditures, increased 11% in 2014 after growing 5.9% in 2013. Total private health insurance expenditures increased 4.4% (33% of total health care spending) to $991 billion in 2014, faster than the 1.6% growth in 2013 which was the slowest rate since 1967. Out-of-pocket spending grew 1.3% in 2014 to $330 billion which was slightly slower than annual growth of 2.1% in 2013.

Increasingly complex reimbursement processes. New laws and payer requirements have further complicated insurance reimbursement processes. For example, Medicare, Medicaid and commercial insurances are increasingly requiring proof of adherence to best practices and improved patient health outcomes to support full reimbursement. Moreover, the recent shift to a new generation of insurance codes will dramatically increase the complexity associated with selecting appropriate procedure and diagnosis codes needed to support proper claim reimbursement.

Movement toward healthcare information technology. Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use electronic health records technology. Beginning in 2015, providers who are not meaningfully using this technology incurred penalties and these penalties will increase every year through 2019. While these incentives and looming penalties have encouraged many providers to adopt and meaningfully use electronic health records software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges.

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

Competition

The market for practice management, EHR and RCM information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc.

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

Our fully integrated suite of technology and business service solutions is designed to enable healthcare practices to thrive in the midst of a rapidly changing environment in which managing reimbursement, clinical workflows and day-to-day administrative tasks is becoming increasingly complex, costly and time-consuming. Moreover, the standard offering fee for our complete, integrated, end-to-end solution ranges from 2.5% to 5% of a practice’s healthcare-related revenues, with a monthly minimum fee, plus a nominal one-time setup fee, and is among the lowest in the industry.

Our Business Strategy

Our objective is to become the leading provider of integrated, end-to-end software and business service solutions to healthcare providers practicing in an ambulatory setting. To achieve this objective, we employ the following strategies:

•	Provide comprehensive practice management, electronic health records, revenue cycle management and mobile health solutions to small and medium size healthcare practices. We believe that physician practices are in need of an integrated, end-to-end solution, such as the solution that MTBC provides, to manage the different facets of their businesses, from clinical documentation to claim submission and financial reporting.

•	Provide exceptional customer service. We realize that our success is tied directly to our customers’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to customer service activities.

•	Leverage significant cost advantages provided by our skilled offshore workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce primarily based in Pakistan. We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

•	Pursue strategic acquisitions. Approximately 56% of our current practices and 69% of our current year’s revenue were obtained through strategic transactions with revenue cycle management companies including the 2015 and 2014 Acquisitions. With most of our acquisition transactions, our goal is to retain the acquired customers over the long-term and migrate those customers to our platform soon after closing. For the three acquisitions completed in 2014, Omni, CastleRock and Practicare, we successfully migrated 94% of acquired customers to PracticePro as of December 31, 2015, and retained 48% of acquired customers seventeen months following the acquisition. Over time, we intend to integrate SoftCare’s clearinghouse and electronic data interchange technology with our own, but we have not migrated these customers to our platform. Since the August 2015 acquisition of MedTech, 100% of the former MedTech customers have been migrated to our platform.

•	Leverage strategic partnerships. A portion of our current customers were initially referred to MTBC by one of our existing or former channel partners. In conjunction with these partnerships, we help ‘round-out’ our partners’ service offerings, while receiving referrals and sharing a portion of our revenues with these partners. During the year ended December 31, 2015 and 2014 we recorded approximately $1.5 million and $262,000 respectively of revenue from the customers serviced under this revenue sharing agreement and has recorded a liability at December 31, 2015 and 2014 of approximately $18,000 and $43,000, respectively to partners representing their share of the revenue billed.

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

As a result of the 2015 SoftCare acquisition, the Company also offers clearinghouse services which allows clients to track claim status and includes services such as batch electronic claim and payment transaction clearing and web access for claim corrections. Also as result of this acquisition, the Company has an EDI service which provides a centralized electronic data interchange management system to audit, manage and control the exchange of information.

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

Electronic Health Records

Our web-based electronic health records solution is one of the approximately 400 unique ambulatory electronic health record products that, as of February, 2016, has received 2014 Edition ONC-ACB certification as a Complete Ambulatory electronic health records solution. Moreover, in a previous study, KLAS, a leading independent industry assessor of healthcare information technology products, issued its annual electronic health records ranking and MTBC placed number five in our target market of one to ten providers, outperforming most leading electronic health records. A healthcare provider can use our solution to demonstrate “meaningful use” under federal law to earn incentives and avoid penalties. Our web-based electronic health records allow a provider to view all patient information in one online location, thus avoiding the need for numerous charts and records for each patient. Utilizing our web-based electronic health records solution, providers can track patients from their initial appointments; chart clinical data, history, and other personal information; enter and submit claims for medical services; and review and respond to queries for additional information regarding the billing process. Additionally, the electronic health record software delivers a robust document management system to enable providers to transition to paperless environments. The document management function makes available electronic connectivity between practitioners and patients, thereby streamlining patient care coordination and communications. In 2015, we introduced a tablet -based EHR, leveraging our web-based platform in a form that many providers find more convenient.

Revenue Cycle Management and other Technology-driven Business Services

Our proprietary revenue cycle management offering is designed to improve the medical billing reimbursement process, allowing healthcare providers to accelerate and increase collections, reduce errors in submission and streamline workflow to free up practitioners to focus on patient care. Customers using PracticePro will generally see an improvement in their collections, as illustrated by the following for 2015:

•	Our first pass acceptance rate is approximately 95%
•	Our first pass resolution rate is approximately 93%
•	Our clients’ median days in accounts receivable is 35 days for primary care and 39 days for combined specialties.

These rates are among the most competitive in the industry and compare favorably with the performance of our largest competitor. Our revenue cycle management service employs a proprietary rules-based system designed and constantly updated by our knowledgeable workforce, who screens and scrubs claims prior to submission for payment.

Mobile Health Solutions

The functionality of our cloud-based platform is extended to mobile devices through our integrated suite of mobile health applications. These mobile health applications include physician end-user tools that support, among other things, electronic prescribing, the capture of billing charges in the current medical coding formats, and the creation and secure transfer of clinical audio notes that are converted into text and billing charges. In 2015 we introduced an ICD-10 mHealth app for iOS and Android, which has emerged as the most popular ICD-10 app among U.S. healthcare providers. We also offer iCheckIn, a patient check-in app for iOS and Android-based tablet devices. Our patient applications allow patients to access their medical information, securely communicate with their doctors’ office, schedule appointments, request prescription refills, pay balances and check-in for office appointments.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2015 45.8% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company. In addition, 8.2% of the shares and voting power of our common stock is held by the former shareholders of Omni, one of the 2014 Acquisitions.

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

Where You Can Find More Information

Our website address, which we use to communicate important business information, can be accessed at: www.mtbc.com. We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC Internet site (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

Risks Related to Our Acquisition Strategy

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our strategy is to expand through the acquisition of additional RCM companies and through organic growth. Since 2006, we have acquired fourteen RCM companies and entered into agreements with four additional RCM companies under which we service all of their customers. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to PracticePro. Acquisitions may also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

In prior acquisitions, we have encountered difficulties in retaining all the customers we acquired, which has resulted in a decrease in our revenues and operating results. Similarly, we may be unable to retain customers of acquired businesses following their acquisition, which may likewise result in a decrease in our revenues and operating results.

Customers of the businesses we acquire usually have the right to terminate their service contracts for any reason at any time upon notice of 90 days or less. These customers may elect to terminate their contracts as a result of our acquisition or choose not to renew their contracts upon expiration. In the past, our failure to retain acquired customers has resulted in decreases in our revenues. The customers of the seven businesses we acquired in 2012 through 2014, excluding CastleRock, generated a total of approximately $5.3 million of revenue per quarter at the time of their acquisition. On average, this amount decreased by 23% one year after each acquisition occurred. For CastleRock, in part due to prohibited competitive activities of a selling stockholder which we later resolved through a mutually satisfactory settlement, this decrease was 61%. Our inability to retain customers of the businesses we acquire could adversely affect our ability to benefit from those acquisitions and increase our future revenues and operating income.

We may be unable to negotiate favorable prices for the RCM companies we acquire.

Our purchase prices for the 2014 Acquisitions took into account the uncertainty and time required for the closing of our public offering. In the future, our acquisition strategy and the consideration we pay for potential targets will be influenced by many factors, including the market demand for our securities and the condition of the healthcare industry in general. There can be no assurance that we will be able to negotiate and acquire medical billing companies on such favorable financial terms as those ultimately accepted by the 2014 Acquisitions, or that we will not be required to pay a premium for a desired acquisition opportunity.

We may be unable to implement our strategy of acquiring additional RCM companies due to competition.

We have no commitments with respect to any other acquisition as of the date of this Annual report on Form 10-K. Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire any additional RCM companies at all or on terms favorable to us. Certain of our larger, better capitalized competitors may seek to acquire some of the RCM companies we may be interested in. Competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities.

Acquisitions may subject us to additional unknown risks which may affect our customer retention and cause a reduction in our revenues.

In completing any future acquisitions, we will rely upon the representations and warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot be assured that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay for obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

We may have difficulty integrating future acquisitions into our operations and onto our software platform. Additionally, we may have difficulty migrating SoftCare’s clearinghouse and electronic data interchange technology with our system.

Part of our acquisition strategy is to migrate the customer accounts obtained to our platform software and have our off- shore teams perform the majority of the services for the customer. If we cannot migrate acquired customers to our platform software or have our off shore teams service the acquired customer, we would incur additional costs. Also, if we cannot migrate SoftCare’s clearinghouse and electronic data interchange technology with our system, we may also incur additional costs.

Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Future acquisitions may result in dilutive issuances of equity securities, the incurrence of debt, the assumption of known and unknown liabilities, the write-off of software development costs and the amortization of expenses related to intangible assets, all of which could have an adverse effect on our business, financial condition and results of operations.

We generally structure our acquisitions as asset purchases, which may limit the ability of some of the acquired assets to be transferred to us due to contractual provisions restricting the assignment of assets, and subjects us to the risk that creditors of the seller may seek payment from us of liabilities retained by the sellers or challenge these transactions.

Our acquisitions are typically structured as the purchase of assets, primarily consisting of medical billing contracts with healthcare providers. This structure may limit the transferability of some of the acquired assets, including contracts that have contractual provisions limiting their assignment. In our prior acquisitions, substantially all of the medical billing contracts we acquired did not have restrictions on their assignment to us. However, other medical billing contracts we may seek to acquire in the future may be subject to these restrictions. Furthermore, certain software and vendor contracts which we may seek to acquire for use during the transition period following our acquisitions may not be assignable to us, which may disrupt the operations of the acquired customers. Moreover, even those that are assignable may be terminable by either party upon little or no notice.

Risks Related to Our Business

We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

The market for practice management, EHR and RCM information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc., all of which may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the HITECH Act, and consolidation in both the information technology and healthcare industries. Competitors may introduce products or services that render our products or services obsolete or less marketable. Even if our products and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive products or services to our products and services. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business which will have a material adverse effect on our business.

Our business depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services accordingly. If we cannot adapt to changing technologies and industry standards and meet the requirements of our customers, our products and services may become obsolete, and our business would suffer. Because both the healthcare industry and the healthcare IT technology market are constantly evolving, our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, educate our customers to adopt these new technologies, and successfully assist them in transitioning to our new products and services. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business and reputation could suffer. We may not be able to introduce new products or services on schedule, or at all, or such products or services may not achieve market acceptance. A failure by us to introduce new products or to introduce these products on schedule could cause us to not only lose our current customers but to fail to grow our business by attracting new customers.

The continued success of our business model is heavily dependent upon our operations in Pakistan, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our Web-based platform, our customer support services and a substantial portion of our sales and marketing efforts, are performed by our highly educated workforce of approximately 1,500 employees in Pakistan, which has experienced, and continues to experience, political and social unrest and acts of terrorism. The performance of our operations in Pakistan, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs in Pakistan are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in Pakistan are negatively impacted. Our operations in Pakistan may be negatively impacted by any number of factors, including political unrest; social unrest; terrorism; war; failure of the Pakistani power grid, which is subject to frequent outages; vandalism; currency fluctuations; changes to the law of Pakistan, the United States or any of the states in which we do business; or increases in the cost of labor and supplies in Pakistan. Our operations in Pakistan may also be affected by trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our highly educated workforce in Pakistan, we may be unable to provide our products and services at attractive prices, and our business would be materially and negatively impacted or discontinued.

Our offshore operations expose us to additional business and financial risks which could subject us to civil and criminal liability.

The risks and challenges associated with our operations outside the United States include laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including employment and tax laws and regulations; and fluctuations in foreign currency exchange rates. Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act, or FCPA, and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators.

Government programs in the United States initiated to accelerate the adoption and utilization of EHR solutions may not be effective in changing the behavior of providers or may not be fully implemented or fully funded by the government, which could cause a lack of demand for our products and services.

While government programs have been initiated to improve the efficiency and quality of the healthcare sector, these programs may not be fully implemented or fully funded and there is no guarantee that our customers will receive any of these funds. Providers may also be slow to adopt EHR solutions in response to these government programs, may not select our products and services, or may decide not to implement an EHR system at all. Adoption of EHR technology imposes increased costs on providers and requires providers to spend time becoming familiar with its use. Any delay in the purchase of our EHR solutions and services in response to government programs, or the failure of providers to purchase an EHR solution, could have an adverse effect on our ability to grow our business. It is also possible that Congress could repeal or not fund the HITECH Act as originally planned or otherwise amend it in a manner that would have an adverse effect on our business.

Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.

As the healthcare industry evolves, changes in our customer base may reduce the demand for our services, result in the termination of existing contracts, and make it more difficult to negotiate new contracts on terms that are acceptable to us. For example, the current trend toward consolidation of healthcare providers may cause our existing customer contracts to terminate as independent practices are merged into hospital systems or other healthcare organizations. Such larger healthcare organizations may have their own practice management, and EHR and RCM solutions, reducing demand for our services. If this trend continues, we cannot assure you that we will be able to continue to maintain or expand our customer base, negotiate contracts with acceptable terms, or maintain our current pricing structure, which would result in a decrease in our revenues and market share.

If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.

Our business model depends on our ability to sell our products and services. Acceptance of our products and services may require providers to adopt different behavior patterns and new methods of conducting business and exchanging information. Providers may not integrate our products and services into their workflow and may not accept our solutions and services as a replacement for traditional methods of practicing medicine. Providers may also choose to buy our competitors’ products and services instead of ours. Achieving market acceptance for our solutions and services will continue to require substantial sales and marketing efforts and the expenditure of significant financial and other resources to create awareness and demand by providers. If providers fail to broadly accept our products and services, our business, financial condition and results of operations will be adversely affected.

If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.

Under most of our customer contracts, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

•	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

•	failure of our customers to adopt or maintain effective business practices;

•	actions by third-party payers of medical claims to reduce reimbursement;

•	government regulations and government or other payer actions or inaction reducing or delaying reimbursement;

•	interruption of customer access to our system; and

•	our failure to provide services in a timely or high-quality manner.

The current economic situation may give rise to several of these factors. For example, patients who have lost health insurance coverage due to unemployment or who face increased deductibles imposed by financially struggling employers or insurers could reduce the number of visits those patients make to our customers. Patients without health insurance or with reduced coverage may also default on their payment obligations at a higher rate than patients with coverage. Added financial stress on our customers could lead to their acquisition or bankruptcy, which could cause the termination of some of our service relationships. With a reduction in tax revenue, state and federal government healthcare programs, including reimbursement programs such as Medicare, may be reduced or eliminated, which could negatively impact the payments that our customers receive. If our customers’ revenues decrease for any of the above or other reasons, or if our customers cancel or elect not to renew their contracts with us, our revenue will decrease.

We have incurred recent operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.

We generated net losses of $4.5 million and $4.7 million for the years ended December 31, 2014 and 2015, respectively. Our net losses for the years ended December 31, 2014 and 2015 include $2.5 million and $4.1 million of amortization expense of purchased intangible assets, respectively.

We may not succeed in achieving the efficiencies we anticipate from future acquisitions, including moving sufficient labor to our offshore subsidiary to offset increased costs resulting from these acquisitions, and we may continue to incur losses in future periods. We expect to incur additional operating expenses as a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology, sales and marketing, infrastructure, facilities and other resources as we seek to grow, thereby incurring additional costs. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur losses in the future and may not be able to achieve or maintain profitability.

If our future losses exceed what we have planned, we might not comply with all the covenants in our credit facility with Opus Bank. This would give Opus Bank the ability to restrict future investments or dividend payments or otherwise constrain our business.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.

The sales cycle for our services can be variable, typically ranging from two to four months from initial contact with a potential customer to contract execution, although this period can be substantially longer. During the sales cycle, we expend time and resources in an attempt to obtain a customer without recognizing revenue from that customer to offset such expenditures. Our implementation cycle is also variable, typically ranging from two to four months from contract execution to completion of implementation. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of a failure by us or by the customer to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services without recognizing revenue. Even following implementation, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process, and lost opportunity for implementing paying customers in that same period of time.

If we are required to collect sales and use taxes on the products and services we sell in certain jurisdictions, we may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.

We may lose sales or incur significant expenses should states be successful in imposing state sales and use taxes on our products and services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our products and services that we are currently not collecting could result in substantial tax liabilities for past sales, decrease our ability to compete with healthcare IT vendors not subject to sales and use taxes, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe that our products or services are subject to sales and use taxes in a particular state, we voluntarily approach state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

Vendors of products and services like us are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our products or services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our products and services going forward will effectively increase the cost of those products and services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the states in which such taxes are imposed.

We may also become subject to tax audits or similar procedures in states where we already pay sales and use taxes. The incurrence of additional accounting and legal costs and related expenses in connection with, and the assessment of, taxes, interest, and penalties as a result of audits, litigation, or otherwise could be materially adverse to our current and future results of operations and financial condition.

If we lose the services of Mahmud Haq or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Chief Executive Officer, who among other things, is instrumental in managing our offshore operations in Pakistan and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in Pakistan, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

We may be unable to adequately establish, protect or enforce our intellectual property rights.

Our success depends in part upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely on a combination of trademark, copyright and trade secret law and contractual obligations to protect our key intellectual property rights, all of which provide only limited protection. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages.

We have no patents pending and none issued, and primarily rely on trade secrets to protect our proprietary technology. Trade secrets may not be protectable if not properly kept confidential. We strive to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. However, the steps we have taken may not be sufficient to prevent unauthorized use of our technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary technology. Moreover, others may reverse engineer or independently develop technologies that are competitive to ours or infringe our intellectual property.

Accordingly, despite our efforts, we may be unable to prevent third-parties from using our intellectual property for their competitive advantage. Any such use could have a material adverse effect on our business, results of operations and financial condition. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

•	be time-consuming and expensive to defend, whether meritorious or not;

•	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

•	divert the attention of our technical and managerial resources;

•	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

•	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

•	subject us to significant liability for damages or result in significant settlement payments; or

•	require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our physician clients, or stockholders. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.

Our proprietary software or service delivery may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

We may encounter human or technical obstacles that prevent our proprietary applications from operating properly. If our applications do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers. We provide a limited warranty, have not paid warranty claims in the past, and do not have a reserve for warranty claims.

Moreover, information services as complex as those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. We cannot assure you that material performance problems or defects in our products or services will not arise in the future. Errors may result from receipt, entry, or interpretation of patient information or from interface of our services with legacy systems and data that we did not develop and the function of which is outside of our control. Despite testing, defects or errors may arise in our existing or new software or service processes. Because changes in payer requirements and practices are frequent and sometimes difficult to determine except through trial and error, we are continuously discovering defects and errors in our software and service processes compared against these requirements and practices. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased service and maintenance costs. Defects or errors in our software might discourage existing or potential customers from purchasing our products and services. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

In addition, customers relying on our services to collect, manage, and report clinical, business, and administrative data may have a greater sensitivity to service errors and security vulnerabilities than customers of software products in general. We market and sell services that, among other things, provide information to assist healthcare providers in tracking and treating patients. Any operational delay in or failure of our technology or service processes may result in the disruption of patient care and could cause harm to patients and thereby create unforeseen liabilities for our business.

Our customers or their patients may assert claims against us alleging that they suffered damages due to a defect, error, or other failure of our software or service processes. A product liability claim or errors or omissions claim could subject us to significant legal defense costs and adverse publicity, regardless of the merits or eventual outcome of such a claim.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the web-based storage and transmission of customers’ proprietary information and patient information, including health, financial, payment and other personal or confidential information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. We maintain servers, which store customers’ data, including patient health records, in the U.S., Pakistan and Poland. We also process, transmit and store some data of our customers on servers and networks that are owned and controlled by third-party contractors in India and elsewhere. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer and patient data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in sales.

Our customers and the industry leaders enacting regulatory requirements are concerned with and often require that our products and services be interoperable with other third-party healthcare information technology suppliers. Market forces or regulatory authorities could create software interoperability standards that would apply to our solutions, and if our products and services are not consistent with those standards, we could be forced to incur substantial additional development costs. There currently exists a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the healthcare information technology industry. However, those standards are subject to continuous modification and refinement. Achieving and maintaining compliance with industry interoperability standards and related requirements could result in larger than expected software development expenses and administrative expenses in order to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to change or enhance our products and services to be in compliance with these varying and evolving standards. If our products and services are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our solutions.

Disruptions in Internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Our customers’ data, including patient health records, reside on our own servers located in the U.S., Poland and Pakistan. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

In addition, despite the implementation of security measures, our infrastructure, data centers, or systems that we interface with or utilize, including the internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks or other attacks by third-parties seeking to disrupt operations or misappropriate information or similar physical or electronic breaches of security. Any of these can cause system failure, including network, software or hardware failure, which can result in service disruptions. As a result, we may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We rely on Internet search engines to drive traffic to our website, and if we fail to appear high up in the search results, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines, such as Google, Bing, and Yahoo! to drive traffic from potential customers to our website. Although we employ search engine optimization techniques in an effort to increase traffic to our website, our ability to maintain high search result rankings is not entirely within our control. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ search engine optimization efforts are more successful than ours, growth in our customer base could slow. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of potential customers directed to our website through search engines could harm our ability to grow our business and increase profitability.

We may be subject to liability for the content we provide to our customers and their patients.

We provide content for use by healthcare providers in treating patients. This content includes, among other things, patient education materials, coding and drug databases developed by third-parties, and prepopulated templates providers can use to document visits and record patient health information. If content in the third-party databases we use is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. A court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our solutions, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. Our liability insurance coverage may not be adequate or continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business. Even unsuccessful claims could result in substantial costs and diversion of management resources.

We are subject to the effect of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.

We offer electronic claims submission services for which we rely on content from customers, payers, and others. While we have implemented features and safeguards designed to maximize the accuracy and completeness of claims content, these features and safeguards may not be sufficient to prevent inaccurate claims data from being submitted to payers. Should inaccurate claims data be submitted to payers, we may experience poor operational results and be subject to liability claims, which could damage our reputation with customers and result in liability claims that increase our expenses.

Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

Our clients are obligated by applicable law to provide necessary notices and to obtain necessary permission waivers for use and disclosure of the information that we receive. If they do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf may be limited or prohibited by state or federal privacy laws or other laws. This could impair our functions, processes, and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules, and analyses or limit other data-driven activities that benefit us. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission, or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

Our management has identified a material weakness in our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended) at December 31, 2015 as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective at December 31, 2015 due to a material weakness in internal control over financial reporting. The Company’s management has not completely remediated the previously disclosed material weakness in our internal controls related to the accounting for certain complex financial transactions, and the design and operating effectiveness of the financial reporting and closing process, in particular around information technology. Management’s remediation efforts to date have included the hiring of additional accounting personnel and implementing additional controls and include upgrading our accounting system with multi-company and multi-currency capabilities, which became operational in January, 2016. Remediation efforts are expected to continue through 2016 until such time as management is able to conclude that its remediation efforts are operating and effective. These remediation efforts will include engaging an independent tax consultant to advise the Company on complex tax transactions.

Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

We may in the future identify other material weaknesses or significant deficiencies in connection with our internal control over financial reporting. Material weaknesses and significant deficiencies that may be identified in the future will need to be addressed as part of our quarterly and annual evaluations of our internal controls over financial reporting under Sections 302 and 404 of the Sarbanes-Oxley Act. Any future disclosures of a material weakness, or errors as a result of a material weakness, could result in a negative reaction in the financial markets and a decrease in the price of our Common and Series A Preferred Stock.

We are a party to several related-party agreements with our founder and Chief Executive Officer, Mahmud Haq, which have significant contractual obligations. These agreements were not reviewed by our Audit Committee prior to their adoption and may not reflect terms that would be available from unaffiliated third parties.

Since inception, we have entered into several related-party transactions with our founder and Chief Executive Officer, Mahmud Haq, which subject us to significant contractual obligations. Since our audit committee was not formed until February 14, 2014, these related party transactions were not reviewed by our audit committee prior to their adoption, whose charter prescribes procedures for the review and approval of related party transactions. Although we believe these transactions reflect terms comparable to those that would be available from third parties, and the audit committee has now reviewed these arrangements, the lack of prior review of these transactions by our independent audit committee may have caused us to enter into agreements with Mr. Haq that we may not otherwise have entered into or upon terms less favorable to us than we may have obtained from unaffiliated third parties.

Regulatory Risks

The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.

The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative, regulatory landscape and other factors. Many healthcare laws, including the Affordable Care Act, which was signed into law in March 2010, are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate or address the services that we provide. Further, healthcare laws differ from state to state and it is difficult to ensure that our business, products and services comply with evolving laws in all states. By way of example, certain federal and state laws forbid billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. These laws vary widely from state to state, and one of the federal laws governing these relationships, known as the Stark Law, is very complex in its application. Similarly, many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations, as well as laws or regulations forbidding splitting of physician fees with non-physicians or others. Other federal and state laws restrict assignment of claims for reimbursement from government-funded programs, the manner in which business service companies may handle payments for such claims and the methodology under which business services companies may be compensated for such services.

The Office of Inspector General (“OIG”) of the Department of Health and Human Services (“HHS”) has a longstanding concern that percentage-based billing arrangements may increase the risk of improper billing practices. In addition, certain states have adopted laws or regulations forbidding splitting of fees with non-physicians which may be interpreted to prevent business service providers, including medical billing providers, from using a percentage-based billing arrangement. The OIG and HHS recommend that medical billing companies develop and implement comprehensive compliance programs to mitigate this risk. While we have developed and implemented a comprehensive billing compliance program that we believe is consistent with these recommendations, our failure to ensure compliance with controlling legal requirements, accurately anticipate the application of these laws and regulations to our business and contracting model, or other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.

In addition, federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. For instance, certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. While the Food and Drug Administration (FDA) has sometimes chosen to disclaim authority to, or to refrain from actively regulating certain software products which are similar to our products, this area of medical device regulation remains in flux. We expect that the FDA will continue to be active in exploring legal regimes for regulating computer software intended for use in healthcare settings. Any additional regulation can be expected to impose additional overhead costs on us and should we fail to adequately meet these legal obligations, we could face potential regulatory action. Regulatory authorities such as the Centers for Medicare and Medicaid Services (CMS) may also impose functionality standards with regard to electronic prescribing technologies. If implemented, proposals like these could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act, our business, financial condition and results of operations will be adversely affected.

The HITECH Act provides financial incentives for healthcare providers that demonstrate “meaningful use” of EHR and mandates use of health information technology systems that are certified according to technical standards developed under the supervision of the U.S. Department of Health and Human Services (HHS). The HITECH Act also imposes certain requirements upon governmental agencies to use, and requires healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. Such standards and implementation specifications that are being developed under the HITECH Act includes named standards, architectures, and software schemes for the authentication and security of individually identifiable health information and the creation of common solutions across disparate entities.

The HITECH Act’s certification requirements affect our business because we have invested and continue to invest in conforming our products and services to these standards. HHS has developed certification programs for electronic health records and health information exchanges. Our web-based EHR solution has been certified as a complete EHR by ICSA Labs, a non-governmental, independent certifying body, which indicates that our EHR solutions meet the 2014 criteria to support Stage 2 “meaningful use” as required by HHS to assist providers in their efforts to meet the goals and objectives of “meaningful use,” making such providers eligible for funding under the HITECH Act if our EHR is used appropriately. However, Stage 2 only refers to the second set of “meaningful use” objectives that must be met to be eligible for incentive payments. Stage 3 requirements are still being finalized. We may need to use additional resources to meet the newly defined requirements, which could lead to delays necessary to modify our solutions. We must ensure that our EHR solutions continue to be certified according to applicable HITECH Act technical standards so that our customers qualify for “meaningful use” incentive payments. Failure to maintain this certification under the HITECH Act could jeopardize our relationships with customers who are relying upon us to provide certified software, and will make our products and services less attractive to customers than the offerings of other EHR vendors who maintain certification of their products.

If we do not maintain the EHNAC certification of the clearinghouse service, our business, financial condition and results of operations will be adversely affected.

The clearinghouse software has been certified to be compliant with EHNAC certification specifications. The certification must be renewed annually and is subject to recertification every two years. The current certification expires in March 2017. If the Company was not able to renew the EHNAC certification, there could be revenue loss as customers who insist on this certification may terminate.

If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.

The Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), and the regulations that have been issued under it contain substantial restrictions and requirements with respect to the use, collection, storage and disclosure of individuals’ protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009, HIPAA was amended by the HITECH Act to add provisions that impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Under HIPAA and the HITECH Act, our customers are covered entities and we are a business associate of our customers as a result of our contractual obligations to perform certain services for those customers. The HITECH Act transferred enforcement authority of the security rule from CMS to the Office for Civil Rights of HHS, thereby consolidating authority over the privacy and security rules under a single office within HHS. Further, HITECH empowered state attorneys general to enforce HIPAA.

The HITECH Act heightened enforcement of privacy and security rules, indicating that the imposition of penalties will be more common in the future and such penalties will be more severe. For example, the HITECH Act requires that the HHS fully investigate all complaints if a preliminary investigation of the facts indicates a possible violation due to “willful neglect” and imposes penalties if such neglect is found. Further, where our liability as a business associate to our customers was previously merely contractual in nature, the HITECH Act now treats the breach of duty under an agreement by a business associate to carry the same liability as if the covered entity engaged in the breach. In other words, as a business associate, we are now directly responsible for complying with HIPAA. We may find ourselves subject to increased liability as a possible liable party and we may incur increased costs as we perform our obligations to our customers under our agreements with them.

Finally, regulations also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities of data security breaches involving unsecured protected health information. We have performed an assessment of the potential risks and vulnerabilities to the confidentiality, integrity and availability of electronic health information. In response to this risk analysis, we implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties (up to $1.5 million for identical incidences) and the possibility of civil litigation.

If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

As a participant in the healthcare industry, our operations and relationships, and those of our customers, are regulated by a number of federal, state and local governmental entities. The impact of these regulations can adversely affect us even though we may not be directly regulated by specific healthcare laws and regulations. We must ensure that our products and services can be used by our customers in a manner that complies with those laws and regulations. Inability of our customers to do so could affect the marketability of our products and services or our compliance with our customer contracts, or even expose us to direct liability under the theory that we had assisted our customers in a violation of healthcare laws or regulations. A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules. From time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts. The occurrence of any of these events could give our customers the right to terminate our contracts with us and result in significant harm to our business and financial condition.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, invalidate all or portions of some of our contracts with our customers, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving customers doing business with government payers, and give our customers the right to terminate our contracts with them, any one of which could have an adverse effect on our business.

Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.

Our products and services may be significantly impacted by healthcare reform initiatives and will be subject to increasing regulatory requirements, either of which could negatively impact our business in a multitude of ways. If substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our products and services to comply. Reform or changing regulatory requirements may also render our products or services obsolete or may block us from accomplishing our work or from developing new products or services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop or modify our products and services. For example, the conversion to the ICD-10-CM standard for coding medical diagnoses will likely cause significant disruption to our industry and consume a large amount of our resources. Such reforms may also make introduction of new products and service more costly or more time-consuming than we currently anticipate. These changes may also prevent our introduction of new products and services or make the continuation or maintenance of our existing products and services unprofitable or impossible.

Additional regulation of the disclosure of medical information outside the United States may adversely affect our operations and may increase our costs.

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of medical information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our servers in Pakistan or Poland for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Among other things, our services from time to time involve handling mail from payers and from patients for our customers, and this mail frequently includes original checks and credit card information and occasionally includes currency. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. The manner in which we store and use certain financial information is governed by various federal and state laws. If any of our employees takes, converts, or misuses such funds, documents, or data, we could be liable for damages, subject to regulatory actions and penalties, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability.

Risks Related to Ownership of Shares of Our Common Stock

The market for our common stock may not provide adequate liquidity.

The public market for our common stock has limited trading volume. We cannot predict the extent to which investor interest in our company will lead to the development of a more active trading market in our common stock, or how liquid that market might be. If an active market does not develop, investors may have difficulty selling shares of our common stock.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products and services;

•	government or commercial healthcare reimbursement policies;

•	physician and patient acceptance of any of our current or future products;

•	introduction of competing products;

•	our operating expenses which fluctuate due to growth of our business;

•	timing and size of any new product or technology acquisitions we may complete; and

•	Variable sales cycle and implementation periods for our products and services.

Future sales of shares of our common stock could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Mahmud Haq currently controls 44.6% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Chief Executive Officer, beneficially owns 44.6% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt, which is opposed by management and the board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We have a staggered board of directors that makes it difficult for stockholders to change the composition of the board of directors in any one year. Further, our amended and restated certificate of incorporation provides for the removal of a director only for cause upon the affirmative vote of the holders of at least 50.1% of the outstanding shares entitled to cast their vote for the election of directors, which may discourage a third party from making a tender offer or otherwise attempting to obtain control of us. These and other anti-takeover provisions could substantially impede the ability of public stockholders to change our management and board of directors. Such provisions may also limit the price that investors might be willing to pay for shares of our Series A Preferred Stock in the future.

Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.

Our board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares of which 231,616 shares were issued in our offering of Series A Preferred Stock. Our board of directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

We do not intend to pay cash dividends on our common stock.

Currently, we do not anticipate paying any cash dividends to holders of our common stock. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company and particularly after we cease to be an “emerging growth company,” we continue to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NASDAQ Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ended December 31, 2015, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be additional material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our Company may suffer if further deficiencies are found, and this could cause a decline in the market price of our common and preferred stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common and Series A Preferred Stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, will therefore be subject to the same new or revised accounting standards at the same time as other public companies that are not emerging growth companies.

We cannot predict if investors will find our Common and Series A Preferred Stock less attractive because we rely on some of the exemptions available to us under the JOBS Act. If some investors find our Common and Series A Preferred Stock less attractive as a result, there may be a less active trading market for our Common and Series A Preferred Stock and our respective stock prices may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

We depend on key information systems and third party service providers.

We depend on key information systems to accurately and efficiently transact our business, provide information to management and prepare financial reports. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Risks Related to Ownership of Shares of Our Preferred Stock

The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At December 31, 2015, our total liabilities (excluding contingent consideration) equaled approximately $10.6 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Our Credit Agreement with Opus Bank restricts the payment of dividends in the event of any event of default, including failure to meet certain financial covenants. Further, existing and future debt instruments have senior claims to the separate bank account we established with funds to cover two years of dividends on the Series A Preferred Stock. There can be no assurance that we will always remain in compliance with the Opus Credit Agreement, and if we default, we may be contractually prohibited from paying dividends on the Series A Preferred Stock and amounts in the separate bank account we established may be depleted if such a default occurred. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

The trading market for the Series A preferred stock may not provide investors with adequate liquidity.

Our Series A Preferred Stock is listed on the NASDAQ Capital Market. However, the trading market for the Series A Preferred Stock may not be maintained and may not provide investors with adequate liquidity. The liquidity of the market for the Series A Preferred Stock depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of the Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series A Preferred Stock. We cannot predict the extent to which investor interest in our Company will maintain the trading market in our Series A Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A Preferred Stock.

We may issue additional shares of Series A Preferred Stock and additional series of preferred stock that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank equally to or above the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our articles of incorporation and the articles of amendment relating to the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and additional series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with equal priority with respect to dividends.

Also, although holders of Series A Preferred Stock are entitled to limited voting rights, as described in the prospectus section entitled “Description of the Series A Preferred Stock—Voting Rights,” with respect to the circumstances under which the holders of Series A Preferred Stock are entitled to vote, the Series A Preferred Stock votes separately as a class along with all other series of our preferred stock that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

We may not be able to pay dividends on the Series A Preferred Stock.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and to be able to pay our debts as they become due in the usual course of business and meet the covenants in our credit agreement with Opus Bank.

Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in the Series A Preferred Stock prospectus or documents incorporated by reference in that prospectus, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our Series A Preferred Stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flow may fluctuate significantly from period to period, which may impact our board of directors’ willingness or legal ability to declare a monthly dividend. If our operating results fall below the expectations of investors or securities analysts, the price of our Series A Preferred Stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products and services;

•	government or commercial healthcare reimbursement policies;

•	physician and patient acceptance of any of our current or future products;

•	introduction of competing products;

•	our operating expenses which fluctuate due to growth of our business;

•	timing and size of any new product or technology acquisitions we may complete; and

•	variable sales cycle and implementation periods for our products and services.

Our Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. Also, we may elect in the future to obtain a rating for the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

We may redeem the Series A Preferred Stock.

On or after November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control as defined in the Series A Preferred Stock prospectus, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock depends on many factors, which may change from time to time, including:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

•	trading prices of similar securities;

•	our history of timely dividend payments;

•	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

•	general economic and financial market conditions;

•	government action or regulation;

•	the financial condition, performance and prospects of us and our competitors;

•	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

•	our issuance of additional preferred equity or debt securities; and

•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, holders of the Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Chief Executive Officer, beneficially owns approximately 45% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to limitations described in the prospectus section entitled “Description of the Series A Preferred Stock—Voting Rights,” in the event that eighteen monthly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our articles of incorporation or articles of amendment relating to the Series A Preferred Stock that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in the prospectus and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights. Please see the section in the prospectus entitled “Description of the Series A Preferred Stock—Voting Rights.”

If our common stock is delisted, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

The Series A Preferred Stock does not contain provisions that are intended to protect investors if our common stock is delisted from the Nasdaq Capital Market. Since the Series A Preferred Stock has no stated maturity date, investors may be forced to hold shares of the Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof. Also, if our common stock is delisted from the Nasdaq Capital Market, it is likely that the Series A Preferred Stock will be delisted from the Nasdaq Capital Market as well. Accordingly, if our common stock is delisted from the Nasdaq Capital Market, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

The Series A Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

The Series A Preferred Stock is not convertible into the common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of our Series A Preferred Stock. The market value of the Series A Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A Preferred Stock.

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a lease, the terms of which expire on September 30, 2017. Additionally, we lease approximately 48,100 square feet of office space and computer server facilities in Pakistan. The Company also leases or subleases office and apartment space in several U.S. cities under short-term leases. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no material legal proceedings pending or threatened against us.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and has been trading on the NASDAQ Capital Market under the symbol “MTBC” since July 23, 2014.

The following table presents information on the high and low sales prices per share as reported on the NASDAQ Capital Market for our common stock for the periods indicated during such periods:

	2015		2014
	High	Low	High	Low
First Quarter	$3.22	$1.96	$-	$-
Second Quarter	$2.31	$1.66	$-	$-
Third Quarter	$2.50	$1.38	$5.00	$3.00
Fourth Quarter	$2.35	$1.10	$3.64	$2.02

Common Stock Holders

As of March 7, 2016 there were 530 holders of record of our common stock.

Dividends on common stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, Opus Bank.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended December 31, 2015 was as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Numbers of Shares as a part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
Open market purchases	101,338	$1.20	101,338	None

(1) On December 14, 2015, the Company’s Board of Directors authorized a $500,000 stock repurchase program. Under the program, the Company was authorized to repurchase up to $500,000 of its common stock. The program ran through January 16, 2016.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2015, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders	386,733	770,900
Total	386,733	770,900

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2015 and 2014 as well as the consolidated balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2013, 2012 and 2011 as well as the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing on page F-1 in this Annual Report on Form 10-K. Note 4 of our Consolidated Financial Statements discusses the acquisitions by the Company in 2015 and 2014 which account for a significant portion of the increases in revenue and expenses in those years.

Consolidated Statements of Operations Data

	Year ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Net revenue	$23,080	$18,303	$10,473	$10,017	$10,089
Operating expenses:
Direct operating costs	11,630	10,636	4,273	4,257	4,506
Selling and marketing	467	253	249	266	198
General and administrative	11,969	9,943	4,743	4,397	3,832
Research and development	659	532	386	396	410
Change in contingent consideration	(1,786)	(1,811)	-	-	-
Depreciation and amortization	4,599	2,791	949	679	546
Total operating expenses	27,538	22,344	10,600	9,995	9,492

Operating (loss) income	(4,458)	(4,041)	(127)	22	597

Interest expense — net	262	157	136	74	16
Other income (expense) — net	170	(135)	230	169	133
(Loss) income before provision for income taxes	(4,550)	(4,333)	(33)	117	714
Income tax provision	138	176	145	-	244
Net (loss) income	$(4,688)	$(4,509)	$(178)	$117	$470
Preferred stock dividends	207	-	-	-	-
Net (loss) income attributable to common shareholders	$(4,895)	$(4,509)	$(178)	$117	$470
Weighted average common shares outstanding basic and diluted	9,732,806	7,084,630	5,101,770	5,101,770	5,101,770
Net (loss) income per common share basic and diluted	$(0.50)	$(0.64)	$(0.03)	$0.02	$0.09

Consolidated Balance Sheet Data	As of December 31,
	2015	2014	2013	2012	2011
		($ in thousands)
Cash	$8,040	$1,049	$498	$268	$408
Working capital - net (1)	5,128	(3,559)	(1,621)	(504)	279
Total assets	26,677	23,107	5,773	3,484	2,838
Long-term debt	4,903	49	1,634	330	414
Shareholders' equity	14,892	14,321	118	406	360

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data	Years ended December 31,
	2015	2014	2013	2012	2011
		(in thousands)
Adjusted EBITDA	$(675)	$(1,726)	$1,069	$701	$1,143

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

The following table contains a reconciliation of net (loss) income to Adjusted EBITDA.

Reconciliation of net (loss) income	Year ended December 31,
to Adjusted EBITDA	2015	2014	2013	2012	2011
		(in thousands)
Net (loss) income	$(4,688)	$(4,509)	$(178)	$117	$470
Depreciation	420	261	234	263	342
Amortization	4,179	2,530	715	416	204
Other (expense) income — net	(170)	135	(230)	(169)	(133)
Interest expense — net	262	157	136	74	16
Income tax provision	138	176	144	-	244
Stock-based compensation expense	629	259	-	-	-
Integration and transaction costs	341	1,076	248	-	-
Change in contingent consideration	(1,786)	(1,811)	-	-	-
Adjusted EBITDA	$(675)	$(1,726)	$1,069	$701	$1,143

Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2015 and 2014 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,500 people in Pakistan, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

Adoption of our solutions requires only a modest upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues is based on a percentage of our clients' collections. The standard fee for our complete, integrated, end-to-end solution averages approximately 2.5%-5% of a practice’s healthcare-related revenues plus a small one-time setup fee, and is among the lowest in the industry.

As a result of the SoftCare acquisition, the Company has a clearinghouse service which allows clients to track claim status and includes services such as batch electronic claim and payment transaction clearing and web access for claim corrections. Also as a result of this acquisition, the Company has an EDI service which provides a centralized electronic data interchange management system to record, manage and control the exchange of information.

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

Our Pakistan operations accounted for approximately 33% of total expenses for the year ended December 31, 2015 and 32% of expenses for the year ended December 31, 2014. A significant portion of those expenses were personnel-related costs (approximately 81% for the year ended December 31, 2015 and 78% for the year ended December 31, 2014). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired use domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to Pakistan.

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

Set forth below is a presentation of our “Non-GAAP Adjusted EBITDA” and “Non-GAAP Adjusted EBITDA Margin,” which represents Non-GAAP Adjusted EBITDA as a percentage of net revenue for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Net revenue	$23,079,850	$18,303,264

GAAP net loss	$(4,687,378)	$(4,509,250)

Provision for income taxes	137,786	176,525
Net interest expense	261,611	156,861
Other (income) expense-net	(170,281)	134,715
Stock-based compensation expense	628,792	258,878
Depreciation and amortization	4,598,610	2,791,368
Integration and transaction costs	341,802	1,076,480
Change in contingent consideration	(1,786,367)	(1,811,362)
Adjusted EBITDA	$(675,425)	$(1,725,785)

Adjusted EBITDA Margin	(2.9)%	(9.4)%

Adjusted Net Income and Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Adjusted Net Income does not reflect foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Adjusted Net Income does not reflect the value of stock-based compensation expense, including cash settled awards based on changes in the stock price;
•	Adjusted Net Income does not reflect the amortization of purchased intangible assets;
•	Adjusted Net Income does not reflect integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, and certain acquisition accounting impacts; and
•	Adjusted Net Income does not reflect changes in contingent consideration.
•	Adjusted Net Income does not reflect income tax expense resulting from the amortization of goodwill related to our acquisitions.

The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
GAAP net loss	$(4,687,378)	$(4,509,250)

Other (income) expense-net	(170,281)	134,715
Stock-based compensation expense	628,792	258,878
Amortization of purchased intangible assets	4,119,412	2,502,725
Integration and transaction costs	341,802	1,076,480
Change in contingent consideration	(1,786,367)	(1,811,362)
Income tax expense related to goodwill	171,269	-
Non-GAAP Adjusted Net Income	$(1,382,751)	$(2,347,814)

End-of-year common shares	10,797,486	10,999,133

Non-GAAP Adjusted Net Income per Share	$(0.13)	$(0.21)

	Year ended December 31,
	2015	2014
GAAP net loss per basic and diluted share	$(0.50)	$(0.64)

GAAP net loss per end-of-period share	(0.43)	(0.41)
Other expense (income)	(0.02)	0.01
Stock-based compensation expense	0.06	0.02
Amortization of purchased intangible assets	0.38	0.23
Integration and transaction costs	0.03	0.10
Change in contingent consideration	(0.17)	(0.16)
Income tax expense related to goodwill	0.02	-
Non-GAAP Adjusted Net Income	$(0.13)	$(0.21)

End-of-year common shares	10,797,486	10,999,133

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of the years December 31, 2015 and 2014, including the shares which were issued but are subject to forfeiture and considered contingent consideration, in order to provide insight into results considering the total number of shares issued. Accordingly, the end-of-period diluted common shares include 553,473 and 1,287,529 of contingently issuable shares at December 31, 2015 and 2014, respectively. No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Common Share as the Company has sufficient carry forward losses to offset the applicable income taxes. The table below shows the composition of end-of-period common shares.

	Year ended December 31,
	2015	2014
Basic common shares outstanding	10,244,013	9,711,604
Shares recorded as contingent consideration	553,473	1,287,529
End-of-year common shares outstanding	10,797,486	10,999,133

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
		(Unaudited)
		($ in thousands)
Net revenue	$5,363	$5,613	$5,966	$6,138	$7,104	$6,013	$2,612	$2,573
Operating expenses
Direct operating costs	2,359	2,812	2,913	3,546	4,700	3,672	1,112	1,153
Selling and marketing	191	59	97	120	83	55	45	70
General and administrative	2,561	3,090	3,177	3,142	3,501	3,709	1,447	1,286
Research and development	170	159	165	165	135	154	126	116
Change in contingent consideration	(503)	(367)	(87)	(829)	(1,386)	(425)	-	-
Depreciation and amortization	1,099	1,137	1,202	1,160	998	1,252	271	270
Total operating expenses	5,877	6,890	7,467	7,304	8,031	8,417	3,001	2,895
Operating loss	(514)	(1,277)	(1,501)	(1,166)	(927)	(2,404)	(389)	(322)

Interest expense — net	120	70	37	35	20	39	47	50
Other income (expense) — net	5	62	57	46	(29)	76	18	(200)
Loss before provision for income taxes	(629)	(1,285)	(1,481)	(1,155)	(976)	(2,367)	(418)	(572)
Income tax provision (benefit)	173	(52)	6	10	19	474	(129)	(188)
Net loss	$(802)	$(1,233)	$(1,487)	$(1,165)	$(995)	$(2,841)	$(289)	$(384)
Preferred stock dividend	207	-	-	-	-	-	-	-
Net loss attributable to common shareholders	$(1,009)	$(1,233)	$(1,487)	$(1,165)	$(995)	$(2,841)	$(289)	$(384)
Net loss per common share
Basic and diluted*	$(0.10)	$(0.13)	$(0.15)	$(0.12)	$(0.10)	$(0.34)	$(0.06)	$(0.08)

Adjusted EBITDA	$312	$(183)	$(95)	$(709)	$(838)	$(878)	$(8)	$(2)

*Due to the issuance of additional shares of common stock in connection with the Company’s IPO, the aggregate quarterly earnings per share amounts do not equal the full year 2014 amount.

Reconciliation of Net loss to Adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(Unaudited)
	($ in thousands)
Net loss	$(802)	$(1,233)	$(1,487)	$(1,165)	$(995)	$(2,841)	$(289)	$(384)
Depreciation	108	112	106	93	88	66	55	51
Amortization	991	1,025	1,097	1,066	910	1,186	216	219
Other expense (income) — net	(5)	(62)	(57)	(46)	29	(76)	(18)	200
Interest expense — net	120	70	37	35	20	39	47	50
Income tax provision (benefit)	173	(52)	6	10	19	474	(129)	(188)
Stock-based compensation expense	132	173	197	127	123	75	62	-
Integration and transaction costs	98	151	93	-	354	624	48	50
Change in contingent consideration	(503)	(367)	(87)	(829)	(1,386)	(425)	-	-
Adjusted EBITDA	$312	$(183)	$(95)	$(709)	$(838)	$(878)	$(8)	$(2)

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

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 85% of our revenue for the year ended December 31, 2015 and approximately 64% of our revenue for the year ended December 31, 2014.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate was approximately 95% for the year ended December 31, 2015 and 97% for the year ended December 31, 2014, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 93% for the year ended December 31, 2015 and approximately 96% for the year ended December 31, 2014.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 35 days for primary care and 39 days for combined specialties for the year ended December 31, 2015, and approximately 35 days for primary care and 38 days for combined specialties for the year ended December 31, 2014, as compared to the national average of 38, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices. Higher first pass resolution rates and effective follow-up helped us to achieve this rate, which reduces our customers’ collection cycle of claims, leading to increased revenue and customer satisfaction.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our clients who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rate for 2015 and 2014 was 79% and 85%, respectively. The renewal rate for our customers who are also users of our EHR for 2015 and 2014 was 99% and 93%, respectively. The renewal rate for our customers who are meaningful users (i.e., those who successfully attested for meaningful use and earned a bonus) of our EHR for the years ended December 31, 2015 and 2014 was approximately 99% and 93%, respectively. The percentage of our revenue we generated during the years ended December 31, 2015 and 2014 which came from all users of our EHR was 45% and 25%, respectively, and from meaningful users of our EHR was 13% and 14%, respectively.

Providers and Practices Served: As of December 31, 2015, we served over 1,500 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 730 practices. In addition, we served approximately 340 clients who were not medical practices, but are service organizations who serve the healthcare community. As of December 31, 2014, we served approximately 2,200 providers representing approximately 980 practices.

Sources of Revenue

Revenue: We derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software and mobile health applications as part of the bundled fee. These payments accounted for approximately 92% of our revenues during the years ended December 31, 2015 and 2014. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies. During the year ended December 31, 2015, we moved approximately 94% of the medical billing customers from the 2015 and 2014 Acquisitions to our operating platform.

As a result of the SoftCare acquisition, during the year ended December 31, 2015 we earned approximately 4% of our revenue from clearinghouse and EDI clients.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Our Pakistan operations accounted for approximately 44% and 34% of direct operating costs for the year ended December 31, 2015 and 2014, respectively. The U.S. cost associated with the 2015 and 2014 Acquisitions represented 34% and 48% of direct operating costs in 2015 and 2014, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses. These have been relatively low in the past (under 2% of our revenue), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in December 2015 we hired additional sales and marketing personnel, including reassigning two existing U.S. employees to these roles, and going forward, we intend to invest in marketing, business development and sales resources to expand our market share, building on our existing customer base.

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

General and Administrative Expense. General and administrative expenses consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan office accounted for approximately 29% and 28% of general and administrative expenses for the years ended December 31, 2015 and 2014, respectively. The U.S. expenses associated with the 2015 and 2014 Acquisitions represented 25% and 22% of general and administrative expenses in 2015 and 2014, respectively.

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of the 2015 and 2014 Acquisitions based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration consists of amounts due both in cash and in the Company’s common stock and is adjusted to fair value at the end of each reporting period.

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

Amortization expense through the second quarter of 2015 was charged on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions, including customer contracts and relationships and covenants not to compete, as well as purchased software. We concluded that three years reflects the period during which the economic benefits are expected to be realized. For customer contracts and relationships relating to the 2015 Acquisitions, amortization was charged using the double declining balance method over three years, as the Company concluded that the double declining balance method was more appropriate based on its historical experience as the majority of the cash flows are expected to be recognized on an accelerated basis over their estimated useful lives.

In 2015, our acquisitions and purchase of customer relationships added $1,083,000 of intangibles. Amortization related to the 2015 Acquisitions and the purchase of the customer relationships was $212,000 for the year ended December 31, 2015. In 2014, our 2014 Acquisitions added $9,150,000 of intangibles. Amortization related to the 2014 Acquisitions was $3,401,000 and $1,525,000 for the years ended December 31, 2015 and 2014, respectively.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to $143,000 of other income and $122,000 of other expense for the years ended December 31, 2015 and 2014, respectively.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2015 and 2014.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Contingent consideration

If a business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. As a result of the 2015 and 2014 Acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing changes in the fair value of the Company’s common stock, changes in forecasted revenue of the acquired entities and the probability of an adjustment to the purchase price. Changes in the fair value of the contingent consideration after the acquisition date are included in earnings if the contingent consideration is recorded as a liability and are included in equity if the contingent consideration is recorded as an equity instrument.

Goodwill Impairment

The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of a single reporting unit. No impairment charges were recorded during the years ended December 31, 2015 or 2014.

Business Combinations

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide an allowance for the portion of receivables when collection becomes doubtful. If necessary, provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience and current economic trends. We reassess this allowance each accounting period. If actual payment experience with our customers is different than our estimates, adjustments to this allowance may be necessary resulting in additional charges to our statement of operations.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year ended December 31
	2015	2014
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	50.4%	58.1%
Selling and marketing	2.0%	1.4%
General and administrative	51.9%	54.3%
Change in contingent consideration	(7.7)%	(9.9)%
Research and development	2.9%	2.9%
Depreciation and amortization	19.9%	15.3%
Total operating expenses	119.4%	122.1%

Operating loss	(19.4)%	(22.1)%

Interest expense - net	1.1%	0.9%
Other income (expense) - net	0.7%	(0.7)%
Loss before income taxes	(19.8)%	(23.7)%
Income tax provision	0.6%	1.0%
Net loss	(20.4)%	(24.7)%

Comparison of 2015 and 2014

	Year ended December 31,		Change
	2015	2014	Amount	Percent
Revenues	$23,079,850	$18,303,264	$4,776,586	26%

Revenue. Total revenue of $23.1 million for the year ended December 31, 2015 increased by $4.8 million or 26% from revenue of $18.3 million for the year ended December 31, 2014. Total revenue for the year ended December 31, 2015 included $1.1 million and $12.4 million of revenue from customers we acquired from the 2015 and 2014 Acquisitions, respectively. Total revenue for the year ended December 31, 2014 included $8.2 million of revenue from the customers we acquired from the 2014 Acquisitions. During 2014, revenue from the 2014 Acquisitions was included for only five months, whereas during 2015, the Company recorded a full year of revenue from these acquisitions.

	Year ended December 31,		Change
	2015	2014	Amount	Percent
Direct operating costs	$11,630,070	$10,636,851	$993,219	9%
Selling and marketing	467,446	253,280	214,166	85%
General and administrative	11,969,177	9,942,600	2,026,577	20%
Research and development	659,176	531,676	127,500	24%
Change in contingent consideration	(1,786,367)	(1,811,362)	24,995	(1)%
Depreciation	420,023	260,527	159,496	61%
Amortization	4,178,587	2,530,841	1,647,746	65%
Total operating expenses	$27,538,112	$22,344,413	$5,193,699	23%

Direct Operating Costs. Direct operating costs of $11.6 million for the year ended December 31, 2015, increased by $1.0 million or 9% from direct operating costs of $10.6 million for the year ended December 31, 2014. Salary and other direct operating costs in Pakistan increased by $1.6 million or 44% for the year ended December 31, 2015 as a result of the addition of employees in Pakistan who were hired primarily in mid-2014 to service customers of the 2014 Acquisitions. Salary cost in the U.S. decreased by $532,000 or 12% due to the phase-out of 124 U.S. employees that came over from the 2014 Acquisitions. Subcontractor costs decreased by $923,000 as we eliminated subcontractors who were performing services for the 2014 Acquisitions before their acquisition and replaced them with employees in Pakistan.

During the year ended December 31, 2015 salary and benefit costs for the new subsidiary in Poland were $111,000. In addition, referral fees increased by $213,000 and third party patient billing and other service costs increased by $387,000 from 2014.

Selling and Marketing Expense. Selling and marketing expense of $467,000 for the year ended December 31, 2015 increased by $214,000 or 85% from selling and marketing expense of $253,000 for the year ended December 31, 2014, respectively. The increased expense represents additional salary costs, most of it related to the fourth quarter of 2015. During the fourth quarter of 2015, the Company hired additional sales and marketing personnel and transferred existing personnel into these positions.

General and Administrative Expense. General and administrative expense of $12.0 million, increased by $2.0 million or 20% from general and administrative expense of $9.9 million for the year ended December 31, 2014. Additional expenses resulting primarily from the 2015 and 2014 Acquisitions, including payroll, facilities and costs of third-party software. Salary expense in the U.S. increased by $897,000 or 32% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to additional personnel as a result of the Company’s acquisitions, as well as additional stock based compensation. Salary expense in Pakistan increased by $432,000 or 34% for the year ended December 31, 2015, as a result of the addition of approximately 90 administrative and support employees in Pakistan during the second half of 2014 and the year 2015. Other administrative costs increased by $868,000 or 21% for the year ended December 31, 2015, primarily due to the facilities cost of the 2014 Acquisitions. These increases were offset by legal and professional fees which decreased by $264,000 or 17% for the year ended December 31, 2015.

Research and Development Expense. Research and development expense of $659,000 for the year ended December 31, 2015 increased by $128,000 or 24% from research and development expense of $532,000 in the prior year, as a result of adding additional technical employees in Pakistan.

Contingent Consideration. The change in contingent consideration of $1.8 million in both 2015 and 2014 relates to the change in the fair value of the contingent consideration. This gain resulted from a decrease in the price of the Company’s common stock, the settlement of the Omni shares and the forfeiture of all shares issued as consideration for the acquisition of CastleRock.

Depreciation. Depreciation of $420,000 for the year ended December 31, 2015, increased by $159,000 or 61% from depreciation of $260,000 for the year ended December 31, 2014.

Amortization Expense. Amortization expense of $4.2 million for the year ended December 31, 2015, increased by $1.6 million or 65% from amortization expense of $2.5 million for the year ended December 31, 2014. This increase resulted from the intangible assets acquired in connection with our 2014 and 2015 Acquisitions, which are primarily being amortized over three years. The 2014 Acquisitions included $148,000 of acquired backlog, an intangible asset resulting from the treatment of revenue and expenses from July 28 through July 31, 2014, which was amortized in full by September 30, 2014, because virtually all the cash was received or disbursed over the first 60 days from the date of the acquisition.

	Year ended December 31,		Change
	2015	2014	Amount	Percent
Interest income	$26,795	$26,605	$190	1%
Interest expense	(288,406)	(183,466)	(104,940)	57%
Other income (expense) - net	170,281	(134,715)	304,996	(226)%
Income tax provision	137,786	176,525	(38,739)	(22)%

Interest Income. Interest income of $27,000 for the year ended December 31, 2015, was essentially constant from interest income for the year ended December 31, 2014. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $288,000 for the year ended December 31, 2015, increased by $105,000 or 57% from interest expense of $183,000 for the year ended December 31, 2014. This increase was primarily due to interest on borrowings under our term loans and the line of credit.

Other Income (Expense) - net. Other income - net was $170,000 for the year ended December 31, 2015 compared to other expense - net of $ 135,000 for the year ended December 31, 2014. A decline in the exchange rate of Pakistan rupees per U.S. dollar by 5% from January 1, 2014 to December 31, 2014 was followed by an increase of 4% from January 1, 2015 to December 31, 2015. The decrease in exchange rates in 2014 caused an exchange loss of $122,000, and the increase in exchange rates in 2015 resulted in an exchange gain of $143,000.

Income Tax Provision. There was a $138,000 provision for income taxes for the year ended December 31, 2015, a decrease of $39,000 or (22%) compared to the provision for income taxes of $176,000 for the year ended December 31, 2014. Included in the 2015 tax provision was a $171,000 deferred income tax provision related to the amortization of goodwill. The pre-tax loss increased from $4.3 million for the year ended December 31, 2014 to $4.5 million for the year ended December 31, 2015. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets of $1.9 million at December 31, 2014. The Company’s effective tax rate is (3%) and our Federal statutory tax rate is 34%. The primary reason for this difference pertains to the net operating loss incurred in the current year which could not be recorded as a benefit as the Company recorded a full valuation allowance on its net deferred tax assets.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. This deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While our plan is to be profitable and begin utilizing these deferred tax assets within the next 12 months, there is not sufficient evidence to allow us to avoid the full valuation allowance in 2015. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the timing and level of profitability that we are able to actually achieve.

The Company has state NOL carry forwards of approximately $7.5 million which will expire at various dates from 2033 to 2035. The Company has a Federal NOL carry forward of approximately $6.5 million which will expire between 2034 and 2035. The use of the Federal NOL carry forward is subject to Internal Revenue Code Section 382 limitations.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years presented.

	Year ended December 31,
	2015	2014
Net cash used in operating activities	$(1,882,781)	$(2,700,189)
Net cash used in investing activities	(602,423)	(12,652,830)
Net cash provided by financing activities	9,503,006	15,878,819
Effect of exchange rate changes on cash	(26,900)	24,916
Net increase in cash	6,990,902	550,716

We completed a preferred stock offering in November, 2015 and raised approximately $4.7 million of net proceeds after expenses, of which approximately $1.3 million was set aside to fund the first two years of preferred stock dividends.

We completed our initial public offering in July 2014, which provided us with approximately $4.3 million in additional cash after giving effect to the underwriter’s discount, offering and acquisition expenses, and cash used to fund the purchase of the 2014 Acquisitions. In addition, we incurred capital expenditures to $1.1 million during the year ended December 31, 2014 to increase the capacity of our facilities in Pakistan and increased expenses in Pakistan by $2.1 million during the year ended December 31, 2014 as we grew our team in Pakistan by approximately 1,000 employees, allowing the reduction of domestic expenses and spending on subcontractors during 2015 as a result of the 2014 Acquisitions.

TD Bank increased our line of credit from $1.2 million to $3.0 million in March 2015. In September, 2015, the Company received new financing from Opus Bank, including a $4.0 million term loan and a $2.0 million revolving line of credit as part of the $10 million credit facility. The proceeds of the $4.0 million term loan were used to repay and close the TD Bank line of credit and other notes payable. The TD Bank line of credit was closed following repayment. During November 2015, the Company received an additional $2 million term loan from Opus Bank. Additional financing of $2 million from Opus Bank may be available in the first quarter of 2016 after satisfaction of the covenants at year-end. With the cost reductions we have achieved from the 2015 and 2014 Acquisitions and anticipated cash flows from operations, we believe we will have sufficient cash to meet our working capital and capital expenditures requirements for at least the next 12 months.

The Company generated positive cash flows from operations during each of the years 2008-2013, including $929,000 of positive cash flow from operations in 2013, although there were negative cash flows from operations of $2.7 million in 2014 and $1.9 million for the year ended December 31, 2015 as the Company integrated the 2014 and 2015 Acquisitions and reduced operating expenses. Due to operating losses in 2014 and 2015, the Company relies on the term loans and line of credit to fund operations.

Effective December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the program, the Company purchased 101,338 shares of its common stock for an aggregate purchase price of $122,031. The plan ran through January 16, 2016.

Effective January 25, 2016, the Board of Directors of the Company approved an additional $1,000,000 stock repurchase program. Under the program, the Company may repurchase up to $1,000,000 of its common stock. The program expires on January 25, 2017. Repurchases will depend upon a variety of factors, such as price, market conditions, volume limitations on purchases and other regulatory requirements, and other corporate considerations, as determined by the Company. The repurchase program does not require the purchase of any minimum number of shares and may be modified, suspended or discontinued at any time. The Company will finance stock repurchases with existing cash balances. The program may be suspended or discontinued at any time without prior notice. Through March 17, 2016, the Company purchased approximately an additional 486,000 shares of its common stock.

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

Operating Activities

Cash used in operating activities was $1.9 million during the year ended December 31, 2015, compared to $2.7 million during the year ended December 31, 2014. The net loss increased by $178,000, of which $1.8 million was additional depreciation and amortization and $370,000 was additional stock-based compensation, offset by a gain of $280,000 resulting from foreign exchange. Revenue increased by $4.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 while expenses increased by $3.4 million for the same period. The revenue from the 2015 and 2014 Acquisitions was approximately $6.8 million greater than the U.S. direct expenses, but due to the growth of the team in Pakistan, there was approximately $2.3 million of incremental expenses in 2015 which will offset costs in the United States in future years.

Accounts receivable decreased by $520,000 for the year ended December 31, 2015, compared with an increase in accounts receivable of $2.1 million for the year ended December 31, 2014, and accounts payable, accrued compensation and accrued expenses decreased by $1.7 million for the year ended December 31, 2015, compared with an increase of $2.3 million for the year ended December 31, 2014. Accounts receivable decreased due to lower revenue in the fourth quarter of 2015 as compared to the fourth quarter of 2014. Accounts payable decreased due to payment of liabilities utilizing the additional financing received by the Company.

Investing Activities

Cash used in investing activities during the year ended December 31, 2015 was $602,000, a decrease of $12.1 million compared to $12.7 million during the year ended December 31, 2014. We spent $181,000 in cash for the purchase of the 2015 Acquisitions and customer contracts, compared to $11.5 million for the initial cash portion of the purchase of the 2014 Acquisitions. Capital expenditures during the year ended December 31, 2015 were $422,000, a decrease of $694,000 compared to $1.1 million during the year ended December 31, 2014. In 2014, capital expenditures were primarily for increasing the capacity of our Pakistan facilities.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2015 was $9.5 million, compared to $15.9 million in the year ended December 31, 2014. During the year ended December 31, 2014, we completed our IPO, generating net cash of $4.3 million after paying offering expenses, acquisition expenses and paying the cash portion of the purchase price for the 2014 Acquisitions. During 2015, we repaid $811,000 of notes payable from acquisitions made in prior years as well as $880,000 borrowed from our CEO to fund IPO and other expenses. Average monthly borrowings from our revolving line of credit were $1.7 million for the year ended December 31, 2015 compared to $896,000 for the year ended December 31, 2014.

TD Bank increased our line of credit from $1.2 million to $3.0 million in March, 2015. In September, 2015, the Company received a new $10.0 million credit facility from Opus Bank, including a $4.0 million term loan and a $2.0 million revolving line of credit. The proceeds from the $4.0 million term loan was used to repay the TD Bank line of credit and a loan from the CEO which had a principal balance of $880,000 and interest due of $25,000. In November 2015, the Company received an additional $2.0 million term loan from Opus Bank. An additional $2.0 million term loan from Opus Bank will be available in the first quarter of 2016 upon the satisfaction of the covenants at year-end 2015, which the Company was in compliance with.

The Company raised $4.7 million from the sale of preferred stock after expenses. Approximately $1.3 million of the preferred stock proceeds was placed in a separate cash account for the payment of dividends. During 2015, $48,000 of preferred stock dividends was paid.

In connection with a common stock buy-back program which ended in January 2016, the Company purchased 101,338 of its shares for an aggregate cost of $122,031.

Contractual Obligations and Commitments

We have contractual obligations under our term loans and line of credit, notes issued in connection with our purchase of customer contracts and contingent consideration in connection with the 2015 and 2014 Acquisitions. We were in compliance with all Opus Bank covenants in 2015. We also maintain operating leases for property and certain office equipment.

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of December 31, 2015, and excludes amounts already recorded on the Consolidated Balance Sheet, except for long-term debt and contingent consideration. In addition, we expect interest to be between $155,000 and $482,000 during the years below.

	Year ending December 31,
	2016	2017	2018	2019	Total
	($ in thousands)
Notes and long-term debt	$1,082	$2,031	$2,019	$1,516	$6,648
Leases	305	59			364
Contingent consideration	747	238	157	30	1,172
Total	$2,134	$2,328	$2,176	$1,546	$8,184

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

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

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015, have concluded that, due to the material weakness in our internal control over financial reporting as described below, the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure. Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, the Company's management has not completely remediated the previously disclosed material weakness in internal controls related to the accounting for certain complex financial transactions, and the design and operating effectiveness of the financial reporting and closing process, in particular around the information technology. Accordingly, management concluded that its internal control over financial reporting was ineffective due to the reasons described above as of December 31, 2015.

The Company is evaluating the material weakness and developing a plan of remediation to strengthen their controls. The remediation plan will include the following actions:

•	Hiring an independent tax consultant to assist with our review of complex tax transactions.
•	Begin utilizing Oracle E-Business instead of QuickBooks thereby improving the design and operation of control activities and procedures of its systems.
•	Test and evaluate the design and operating effectiveness of the control procedures and conclude on the effectiveness of the remediation plan.

The Company has concluded that these remediation efforts will represent significant improvements to our internal control over financial reporting. Until the remediation steps set forth above are implemented and tested for operating effectiveness, the material weakness described above will continue to exist.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding the effectiveness of our internal control over financial reporting due to the reduced reporting requirements for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 (“2016 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2015 and 2014
(ii)	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and 2014
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of August 23, 2013, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.1 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of August 23, 2013, by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.2 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.3	Amended and Restated Asset Purchase Agreement, dated as of May 7, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.3 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of June 27, 2013, by and among Metro Medical Management Services, Inc. and the Company (filed as Exhibit 2.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.5	Addendum to Asset Purchase Agreement dated as of March 5, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.5 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.6	Addendum to Asset Purchase Agreement dated as of March 21, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.6 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.7	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.7 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.8	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.8 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.9	Addendum to Asset Purchase Agreement dated as of June 16, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.9 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.10	Addendum to Asset Purchase Agreement dated as of July 3, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.10 to Amendment No. 5 to the Company’s Form S-1 filed on July 8, 2014, and incorporated herein by reference).

2.11	Addendum to Asset Purchase Agreement dated as of July 11, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.11 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.12	Addendum to Asset Purchase Agreement dated as of July 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.12 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.13	Addendum to Asset Purchase Agreement dated as of July 10, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.13 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.14	Post-closing Agreement dated as of September 12, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, Inc., Medsoft Systems, LLC and the Company (filed as Exhibit 2.14 to Amendment No. 1 to the Company’s Form S-1 filed on September 4, 2015, and incorporated herein by reference).

2.15	Asset Purchase Agreement Modification/Settlement Agreement and Mutual Release dated February 19, 2015, by and between the Company, CastleRock Solutions, Inc., Professional Accounts Management, Inc., Tekhealth Services, Inc., and Ravindran Ramoji (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.16	Asset Purchase Agreement Modification/Settlement Agreement and Mutual Release dated February 19, 2015, by and between the Company, Ravindran Ramoji, Physician Development Strategies Inc. d/b/a Practice Development Strategies (“PDS”), and Christopher F. Burns (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.17	Settlement Agreement and Mutual Release, entered into as of February 25, 2015 by and between the Company, EA Health Corporation, and Christopher F. Burns (filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.18	Asset Purchase Agreement dated July 10, 2015, by and between the Company and with SoftCare Solutions, Inc., the U.S. subsidiary of QHR Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 14, 2015, and incorporated herein by reference).

2.19	Asset Purchase Agreement dated August 31, 2015, by and between the Company and Jesjam Holdings, LLC doing business as Med Tech Professional Billing, and Randy B. Spector.

2.20	Asset Purchase Agreement dated February 15, 2016, by and between the Company and Gulf Coast Billing, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2016, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

3.3	Form of Certificate of Designations of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock. (filed as Exhibit 3.3 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015 and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock. (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015 and incorporated herein by reference).

4.3

Warrant to Purchase Common Stock dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.16 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2*	2014 Equity Incentive Plan (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.3*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.4	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.5*	Employment Agreement between the Company and Mahmud Haq dated as of April 4, 2014 (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6*	Employment Agreement between the Company and Stephen Snyder dated as of April 4, 2014 (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.7*	Employment Agreement between the Company and Bill Korn dated as of April 4, 2014 (filed as Exhibit 10.8 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.8	Credit Agreement dated as of September 2, 2015 by and between Opus Bank and the Company (filed as Exhibit 10.13 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.9	Term Note dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.14 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.10	Line of Credit Note dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.15 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.11	Security Agreement dated as of September 2, 2015 by and between Opus Bank and the Company (filed as Exhibit 10.17 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.12*	Form of Restricted Stock Award Agreement under the 2014 Equity Incentive Plan.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Indicates management contract or compensatory plan or arrangement.

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2016.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board
and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 24, 2016
Mahmud Haq	Principal Executive Officer and Director

/s/ Bill Korn		March 24, 2016
Bill Korn	Principal Financial Officer

/s/ Norman Roth		March 24, 2016
Norman Roth	Principal Accounting Officer

/s/ Stephen Snyder		March 24, 2016
Stephen Snyder	President and Director

/s/ Anne Busquet		March 24, 2016
Anne Busquet	Director

/s/ Howard L. Clark, Jr.		March 24, 2016
Howard L. Clark, Jr.	Director

/s/ John N. Daly		March 24, 2016
John N. Daly	Director

/s/ Cameron Munter		March 24, 2016
Cameron Munter	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medical Transcription Billing, Corp.

We have audited the accompanying consolidated balance sheet of Medical Transcription Billing, Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Transcription Billing, Corp. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 24, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medical Transcription Billing, Corp.

Somerset, New Jersey

We have audited the accompanying consolidated balance sheet of Medical Transcription Billing, Corp. and subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Medical Transcription Billing, Corp. and subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated 2014 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, due to the operating losses and negative cash flows from operations in 2014 and a working capital deficiency the Company relies on a line of credit which expires in November 2015. As of this date, the Company has not extended the line of credit, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 31, 2015

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 and 2014

	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$8,039,562	$1,048,660
Accounts receivable - net of allowance for doubtful accounts of $250,000 and $165,000 at December 31, 2015 and December 31, 2014, respectively	2,211,979	3,007,314
Current assets - related party	13,200	24,284
Prepaid expenses and other current assets	621,492	504,442
Total current assets	10,886,233	4,584,700
Property and equipment - net	1,372,283	1,444,334
Intangible assets - net	5,379,404	8,377,837
Goodwill	8,971,994	8,560,336
Other assets	66,984	140,053
TOTAL ASSETS	$26,676,898	$23,107,260
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$370,441	$1,082,342
Accrued compensation	627,450	836,525
Accrued expenses	650,221	1,113,108
Deferred rent	37,987	12,683
Deferred revenue	73,520	37,508
Accrued liability to related party	10,700	153,931
Borrowings under line of credit	2,000,000	1,215,000
Note payable - related party	-	470,089
Current portion of long-term debt	500,000	-
Notes payable - other (current portion)	582,023	596,616
Contingent consideration (current portion)	746,560	2,626,323
Dividends payable	159,236	-
Total current liabilities	5,758,138	8,144,125
Long - term debt, net of discount and debt issuance costs	4,836,384	-
Notes payable - other	66,539	48,564
Deferred rent	490,588	551,343
Deferred revenue	36,082	42,631
Contingent consideration	425,948	-
Deferred tax liability	171,269	-
Total liabilities	11,784,948	8,786,663
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding 231,616 shares at December 31, 2015 and none at December 31, 2014	232	-
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 10,345,351 and 9,711,604 shares at December 31, 2015 and 2014, respectively; outstanding, 10,244,013 and 9,711,604 shares at December 31, 2015 and 2014, respectively	10,346	9,712
Additional paid-in capital	24,549,889	18,979,976
Accumulated deficit	(9,147,507)	(4,460,129)
Accumulated other comprehensive loss	(398,979)	(208,962)
Less: 101,338 common shares held in treasury, at cost	(122,031)	-
Total shareholders' equity	14,891,950	14,320,597
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,676,898	$23,107,260

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
NET REVENUE	$23,079,850	$18,303,264
OPERATING EXPENSES:
Direct operating costs	11,630,070	10,636,851
Selling and marketing	467,446	253,280
General and administrative	11,969,177	9,942,600
Research and development	659,176	531,676
Change in contingent consideration	(1,786,367)	(1,811,362)
Depreciation and amortization	4,598,610	2,791,368
Total operating expenses	27,538,112	22,344,413
OPERATING LOSS	(4,458,262)	(4,041,149)
OTHER:
Interest income	26,795	26,605
Interest expense	(288,406)	(183,466)
Other income (expense) - net	170,281	(134,715)
LOSS BEFORE INCOME TAXES	(4,549,592)	(4,332,725)
Income tax provision	137,786	176,525
NET LOSS	(4,687,378)	(4,509,250)

Preferred stock dividend	207,007	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,894,385)	$(4,509,250)
Loss per common share:
Basic and diluted loss per share	$(0.50)	$(0.64)
Weighted-average basic and diluted shares outstanding	9,732,806	7,084,630

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
NET LOSS	$(4,687,378)	$(4,509,250)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(190,017)	(21,608)
COMPREHENSIVE LOSS	$(4,877,395)	$(4,530,858)

(a) Net of taxes of $141,945 for the year ended December 31, 2014. No tax effect has been recorded in 2015 as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustment.

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Common Stock			Retained
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock (common)	Total Shareholders' Equity
Balance- January 1, 2014	-	$-	5,101,770	$5,102	$251,628	$49,121	$(187,354)	$-	$118,497
Net loss	-	-	-	-	-	(4,509,250)	-	-	(4,509,250)
Foreign currency translation adjustment	-	-	-	-	-	-	120,337	-	120,337
Effect of valuation allowance against deferred tax asset related to foreign currency translation adjustment	-	-	-	-	-	-	(141,945)	-	(141,945)
Issuance of common stock, net of fees and expenses of issuance	-	-	4,080,000	4,080	16,280,488	-	-	-	16,284,568
Shares issued on conversion of note	-	-	117,567	118	587,717	-	-	-	587,835
Shares issued to acquired businesses	-	-	412,267	412	1,601,265	-	-	-	1,601,677
Stock-based compensation expense	-	-	-	-	258,878	-	-	-	258,878
Balance- December 31, 2014	-	-	9,711,604	9,712	18,979,976	(4,460,129)	(208,962)	-	14,320,597
Net loss	-	-	-	-	-	(4,687,378)	-	-	(4,687,378)
Foreign currency translation adjustment	-	-	-	-	-	-	(190,017)	-	(190,017)
Forfeiture of shares issued to acquired businesses	-	-	(53,797)	(54)	(132,826)	-	-	-	(132,880)
Settlement of contingent shares	-	-	566,794	567	673,918	-	-	-	674,485
Restricted share units vested	-	-	120,750	121	(121)	-	-	-	-
Common stock warrants issued	-	-	-	-	104,000	-	-	-	104,000
Stock-based compensation expense	-	-	-	-	452,985	-	-	-	452,985
Issuance of preferred stock, net of fees and expenses	231,616	232	-	-	4,678,964	-	-	-	4,679,196
Purchase of common stock	-	-	-	-	-	-	-	(122,031)	(122,031)
Preferred stock dividends	-	-	-	-	(207,007)	-	-	-	(207,007)
Balance- December 31, 2015	231,616	$232	10,345,351	$10,346	$24,549,889	$(9,147,507)	$(398,979)	$(122,031)	$14,891,950

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
OPERATING ACTIVITIES:
Net loss	$(4,687,378)	$(4,509,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,598,610	2,791,368
Deferred rent	(11,362)	9,088
Deferred revenue	(28,664)	(31,283)
Deferred income taxes	171,269	153,364
Provision for doubtful accounts	275,218	169,299
Foreign exchange (gain) loss	(157,261)	123,210
Gain from reduction in referral fee	-	(105,523)
Gain on disposal of assets	-	(286)
Interest accretion on debt	50,759	77,263
Stock-based compensation expense	628,792	258,878
Change in contingent consideration	(1,786,367)	(1,811,362)
Other	-	(13,234)
Changes in operating assets and liabilities:
Accounts receivable	520,121	(2,167,193)
Other assets	233,144	72,235
Accounts payable and other liabilities	(1,689,662)	2,283,237
Net cash used in operating activities	(1,882,781)	(2,700,189)
INVESTING ACTIVITIES:
Capital expenditures	(421,858)	(1,116,191)
Cash paid for acquisitions and customer contracts	(180,565)	(11,536,639)
Advances to majority shareholder	-	(2,463)
Repayment of advances to majority shareholder	-	2,463
Net cash used in investing activities	(602,423)	(12,652,830)
FINANCING ACTIVITIES:
Proceeds from IPO of common stock, net of costs	-	17,167,294
Proceeds from issuance of preferred stock, net of costs	4,679,196	-
Proceeds from long term debt, net of costs	5,489,625	-
Proceeds from note payable to majority shareholder	410,000	165,000
Repayments of note payable to majority shareholder	(880,089)	(430,591)
Repayments of notes payable - other	(810,924)	(1,222,884)
Proceeds from line of credit	11,463,766	5,725,446
Repayments of line of credit	(10,678,766)	(5,525,446)
Preferred stock dividends paid	(47,771)	-
Purchase of common shares	(122,031)	-
Net cash provided by financing activities	9,503,006	15,878,819
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,900)	24,916
NET INCREASE IN CASH	6,990,902	550,716
CASH - Beginning of the year	1,048,660	497,944
CASH - End of the year	$8,039,562	$1,048,660
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition through issuance of promissory notes	$375,000	$-
Contingent consideration resulting from acquisitions	$888,527	$4,437,685
Equity issued in connection with acquisitions	$-	$1,601,677
Conversion of convertible note to common stock	$-	$587,835
Vehicle financing obtained	$30,442	$78,421
Purchase of prepaid insurance through assumption of note	$374,785	$486,858
Dividends declared, not paid	$159,236	$-
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$9,759	$5,230
Interest	$256,269	$147,192

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	Organization and Business

General – Medical Transcription Billing, Corp. (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services to private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan. The Company also has a wholly-owned subsidiary in Poland and small offices in 4 other states.

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

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold 4,080,000 shares of common stock at a price to the public of $5.00 per share, generating net proceeds of $16.3 million. The common stock began trading on the NASDAQ Capital Market under the ticker symbol “MTBC.” Of the net proceeds received from the IPO on July 28, 2014, $11.4 million was used to fund the cash portion of the purchase price of three revenue cycle management companies, Omni Medical Billing Services, LLC, (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc., (“CastleRock”), collectively the (“2014 Acquisitions”) and pay for approximately $600,000 of acquisition costs. See Note 4 for additional information.

During the year 2015, the Company purchased the assets of Jesjam Holdings, LLC, a medical billing company doing business as Med Tech Professional Billing (“MedTech”) and the assets of the RCM division of QHR Technologies, Inc. which represented SoftCare Solutions Inc.’s clearinghouse, electronic data interchange and billing divisions (“SoftCare” and collectively with MedTech, the “2015 Acquisitions”). Also during the year 2015, the Company purchased certain customer relationships.

2.	Liquidity

We generated net losses of $4.7 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively. Net cash used in operating activities was $1.9 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively. The Company completed the integration of both the 2014 and 2015 Acquisitions and was able to reduce personnel and other costs during the current year. In addition, the Company continues to reduce expenses, with the goal of generating positive cash flow from operations on a regular basis.

The Company renegotiated its bank financing during the third quarter of 2015 and obtained additional funds through a combination of term loans and a line of credit with Opus Bank, which provided additional liquidity. The term loans plus the line of credit have a combined borrowing limit of $10 million, of which $8 million was utilized as of December 31, 2015. The term loans expire September 1, 2019 and the line of credit expires September 1, 2018, unless renewed. The Company relies on the term loans and line of credit for working capital purposes. (See Note 9.)

The Company completed a preferred stock offering in November 2015 and raised approximately $4.7 million after expenses. The preferred stock is redeemable at the Company’s option after five years, and is not subject to conversion, redemption or sinking fund provisions. Management believes that with the proceeds of the preferred stock offering and the Opus Bank financing, the Company has adequate sources of cash to fund its anticipated cash requirements from operations through the next 12 months.

3.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its majority-owned subsidiary MTBC Pvt. Ltd and its wholly owned subsidiary MTBC–Europe. The non-controlling interest of MTBC Pvt. Ltd is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising one operating segment. The Chief Operating Decision Maker, which is the Company’s Chief Executive Officer, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of long-lived assets; (2) depreciable lives of assets; (3) allowance for doubtful accounts; (4) contingent consideration, (5) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life and (6) stock-based compensation. Actual results could significantly differ from those estimates.

Revenue Recognition — The Company recognizes revenue when there is evidence of an arrangement, the service has been provided to the customer, the collection of the fees is reasonably assured, and the amount of fees to be paid by the customer is fixed or determinable. Net revenue recorded in the consolidated statements operations represents gross billings after deducting credits and refunds.

Medical billing

The Company bills its customers on a monthly basis, in arrears. Approximately 85% and 64% of revenue came from its comprehensive PracticePro product suite for the years ended December 31, 2015 and 2014, respectively, which includes revenue cycle management, practice management services and electronic health records.

Fees charged to customers for the services provided are typically based on a percentage of net collections on the Company’s clients’ accounts receivable. The Company does not recognize revenue for service fees until the Company has received notification that a claim has been accepted and the amount which the physician will collect is determined, as the fees are not fixed and determinable until such time.

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

Other services

The Company also generated approximately 7% of revenue for the year ended December 31, 2015 from a variety of ancillary services, including transcription services, patient statement services, coding services, platform usage fees for clients using third-party platforms, rebates received from third-party platforms, revenue from clearinghouse services, EDI services, maintenance and SaaS fees and consulting fees. Ancillary services are primarily charged at a fixed fee per unit of work, such as per line transcribed or per patient statement prepared, and the Company recognizes revenue monthly as it performs the services. This revenue was insignificant for the year ended December 31, 2014.

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

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products. All such costs are expensed as incurred and amounted to $659,176 and $531,676 for the years ended December 31, 2015 and 2014, respectively.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During 2015 the Company capitalized approximately $60,000 of salaries and payroll-related costs of employees and consultants who devoted time to the development of a new accounting system. The accounting system became operational on January 1, 2016 and accordingly, no amortization was recorded during the year ended December 31, 2015.

Selling and Marketing Expenses – Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred.

Advertising Costs — The Company expenses advertising costs as incurred. The Company incurred $203,425 and $103,624 of advertising costs for the years ended December 31, 2015 and 2014, respectively, which are included in selling and marketing expenses in the consolidated statements of operations.

Cash – The cash balance includes the remaining amount segregated for the payment of preferred stock dividends of approximately $1.2 million, the balance remaining after the payment of dividends in December, 2015. Although the Company is no longer obligated to retain cash funds for dividends, the Company initially established a separate bank account with approximately $1.3 million, equivalent to the first two years of preferred stock dividends. By December 31, 2015, the Company’s Adjusted EBITDA was greater than a full quarter of preferred stock dividends, which allows the Company to utilize these cash balances for any business purpose.

Accounts Receivable — Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts, which is established based on reviews of receivable balances, an assessment of the customers’ current creditworthiness and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer possible.

The movement in the allowances for doubtful accounts for the years ended December 31, 2015 and 2014 was as follows:

	December 31,	December 31,
	2015	2014
Beginning balance	$165,000	$58,183
Provision	275,218	169,299
Write-offs	(190,218)	(62,482)
Ending balance	$250,000	$165,000

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

Intangible Assets — Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs. The intangible assets acquired through the second quarter of 2015 are amortized on a straight-line basis over three years, which historically reflected the pattern in which economic benefits were expected to be realized. For customer contracts and relationships relating to the 2015 Acquisitions, amortization was charged using the double declining balance method over three years as the Company concluded that the double declining balance method was more appropriate based on its historical experience as the majority of the cash flows are expected to be recognized on an accelerated basis over their estimated useful lives. The effect of this change to an accelerated method of amortization did not have a material effect on the results of operations during the year ended December 31, 2015 and will not have a material effect on future periods. The customer relationships and associated contracts represent the most significant portion of the value of the purchase price for every acquisition.

Evaluation of Long-Lived Assets — The Company reviews its property and equipment and intangible assets for impairment whenever changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of intangibles or property and equipment during the years ended December 31, 2015 and 2014.

Goodwill — The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business unit consists of a single reporting unit. No impairment charges were recorded during the years ended December 31, 2015 or 2014.

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

Treasury Stock – Treasury stock is recorded at cost. During 2015, the Company repurchased 101,338 shares of its common stock for an aggregate purchase price of $122,031.

Stock-Based Compensation — The Company recognizes compensation expense for all share-based payments granted and amended based on the grant date fair value. Compensation expense is generally recognized on a straight-line basis over the vesting period. For restricted stock units (“RSUs”) classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end of period common stock price.

Business Combinations — The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date with changes in the fair value recorded through earnings.

Income Taxes — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2015 and 2014, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2015 and 2014, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends – Dividends are recorded when declared by the Company’s Board of Directors. During November 2015, the Board of Directors declared monthly dividends on the preferred stock through March 2016. Preferred stock dividends are charged against paid in capital because the Company does not have the sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its senior lender, Opus Bank.

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

Deferred Revenue — Deferred revenue primarily consists of payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred implementation services fees that are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be five years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current. At the time of customer termination, any unrecognized service fees associated with implementation services are recognized as revenue. In connection with the 2015 SoftCare acquisition, the Company recorded approximately $58,000 of deferred revenue representing the fair value of services to be rendered in the future.

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

The Company’s contingent consideration is a Level 3 liability and is measured at fair value at the end of each reporting period. The Company has certain financial instruments that are not measured at fair value on a recurring basis. These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, notes receivable, accounts receivable, accounts payable and accrued expenses, borrowings under term loans and line of credit, and notes payable. Due to the short term nature of these financial instruments or that the borrowings bear interest at prevailing market rates, the carrying value approximates the fair value (see Note 17).

Foreign Currency Translation — The financial statements of the Company’s subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other (expense) income – net in the consolidated statements of operations and amounted to gain of $143,333 for the year ended December 31, 2015 and loss of $122,163 for the year ended December 31, 2014.

Stock Offering Costs — Initial public offering costs and preferred stock offering costs consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs incurred in connection with the initial public offering of the Company’s common stock in 2014 and the issuance of Series A Preferred Stock in 2015. During the year ended December 31, 2014, the Company incurred $1,170,582 of costs directly attributable to its IPO which was completed on July 23, 2014. As a result of IPO, additional paid-in-capital was reduced by $2,483,432 of such costs incurred in 2013 and 2014. In connection with the 2015 preferred stock offering, the Company incurred approximately $628,000 of such costs, excluding underwriting commissions.

Acquisition Costs — Acquisition costs are expensed as incurred. During the years ended December 31, 2015 and 2014, the Company incurred approximately $150,000 and $705,000 of professional fees related to the acquisitions discussed in Note 4, which are included in general and administrative expenses in the consolidated statement of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which is authoritative guidance that implements a common revenue model that will enhance comparability across industries and requires enhanced disclosures. The new revenue recognition standard eliminates the transaction and industry specific revenue recognition guidance under the current rules and replaces it with a principle-based approach for determining revenue recognition. The new standard introduces a five-step principles based process to determine the timing and amount of revenue ultimately expected to be received from the customer. The core principle of the revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year; the effective date of this ASU is for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, using one of two retrospective application methods. Early adoption is permitted only as of the annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that this may have on the consolidated financial statements upon implementation.

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

In April 2015, the FASB ASU No. 2015-03 Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Application of the standard, which is required to be applied retrospectively, is effective for fiscal years beginning on or after December 31, 2015 and for interim periods within that year. The Company elected early adoption of this ASU and reflected this new requirement in the consolidated financial statements as of and for the year ended December 31, 2015. There were no debt issuance costs as of December 31, 2014 and accordingly, no retrospective adjustments were required to the consolidated balance sheet as of that date.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2018 with earlier adoption permitted. The Company is currently evaluating the impact of this new standard.

4.	ACQUISITIONS

2015 Acquisitions

On July 10, 2015, the Company entered into an Asset Purchase Agreement (the “APA”) with SoftCare Solutions, Inc., a Nevada corporation, which is the U.S. subsidiary of QHR Corporation (“QHR”), a publicly traded, Canada-based healthcare technology company. Pursuant to this APA, the Company purchased substantially all of the assets of the RCM division of QHR Technologies, Inc. which represents SoftCare’s clearinghouse, electronic data interchange and billing divisions. The acquisition has been accounted for as a business combination.

The Company made an initial payment of $21,888 for SoftCare, which represented 5% of the trailing twelve months’ revenue from the customers of SoftCare (the “Acquired Customers”) less assumed liabilities totaling $58,127. In addition, on a semiannual basis for three years, the Company will pay QHR 30% of the gross fees earned and collected from the Acquired Customers (the “Revenue Share Payment”). The Company’s obligation to make the Revenue Share Payments is contingent upon achieving positive cash flow from SoftCare, as defined in the APA. Additionally, after 36 months, the Company will pay QHR an amount equal to 5% of the gross fees earned and received by the Company from the Acquired Customers during the 12-month period beginning on the second anniversary of the closing date of July 10, 2015. The aggregate purchase price of $705,248 consisted of cash of $21,888, deferred revenue of $58,127 and contingent consideration of $625,233.

On August 31, 2015, the Company completed the acquisition of customer contracts from Jesjam Holdings, LLC, doing business as Med Tech Professional Billing (“MedTech”), a revenue cycle management company. The acquisition has been accounted for as a business combination. Per the terms of the purchase agreement, the purchase price amounts are based on 5% of gross fees that were earned by MedTech during the 12 month period immediately preceding the closing date of August 31, 2015 plus 20% of gross fees that will be collected on or before the 60th day following the end of the term for services rendered by the Company to MedTech’s clients during the three year period commencing on the closing date, plus 5% of gross fees that are earned and received by the Company from clients during the 12 month period commencing on the second anniversary of the closing date subject to adjustments to the purchase price. The aggregate purchase price estimate for MedTech was $302,610 which consisted of cash of $39,316 and contingent consideration of $263,294.

Similar to previous acquisitions, these acquisitions were made to broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired. The following table summarizes the final purchase price allocation for the 2015 Acquisitions.

Allocation of Purchase Price:
	SoftCare	MedTech
Customer relationships	$373,000	$134,200
Acquired technology	81,000	-
Goodwill	243,248	168,410
Tangible assets	8,000	-
	$705,248	$302,610

Revenues earned from the 2015 Acquisitions were approximately $ 1,092,000 during the year ended December 31, 2015. The goodwill for both acquisitions is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

2014 Acquisitions

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni, Practicare and CastleRock. These acquisitions added a significant number of clients to the Company’s customer base and, similar to other acquisitions, were made to broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff. These acquisitions were accounted for as business combinations.

The aggregate purchase price at the time of the acquisition for the 2014 Acquisitions amounted to approximately $17.4 million. This consisted of cash in the amount of approximately $11.4 million, which was funded from the net proceeds from the Company’s IPO, and 1,699,796 shares of common stock with a fair value of approximately $6.0 million based on the common stock price of $3.89, less a fair value adjustment of $571,000, which reflected the estimated value of shares in escrow subject to forfeiture by the 2014 Acquisitions based on changes in revenue during the 12 months after the acquisitions. Included in the total consideration paid was $590,302 of cash and the 1,699,796 shares of common stock with a value of approximately $6.6 million that the Company deposited into escrow under the purchase agreements.

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

The cash escrow was released 120 days after the acquisitions were completed. After six months, 254,970 shares were scheduled to be released to the sellers; however, only the 201,173 shares for Omni and Practicare were released in February 2015. The balance of 53,797 shares, initially issued to CastleRock, were released from escrow to MTBC and cancelled on February 19, 2015, pursuant to the settlement agreements discussed below between CastleRock and MTBC. Of the remaining shares in escrow, 157,298 shares were released after nine months to Omni. In accordance with an agreement reached in December 2015, the 566,794 shares were released to Omni and 167,261 were forfeited and cancelled by the Company as of December 31, 2015. Also in January 2016, CastleRock agreed to the forfeiture of their remaining 304,849 shares which were then cancelled. The remaining shares for Practicare are scheduled to be released once the parties agree to the number of shares earned based on amount of revenue earned in the 12 months following the acquisitions.

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

In accordance with the settlement agreements, the Company paid $110,000 which had been accrued at December 31, 2014 and has agreed to release its claims in consideration for (i) the forfeiture of 53,797 shares of Company stock that were otherwise issuable to CastleRock in connection with the acquisition of the CastleRock businesses, (ii) changing the provision which governs the reduction of the CastleRock purchase price to exclude revenues from customers not in good standing when calculating the number of shares to be issued as discussed below, (iii) terminating the consulting agreement between the Company and CastleRock, and (iv) an agreement between the Company, EA Health Corporation, Inc. (“EA Health”) and a former CastleRock employee prohibiting EA Health and that former employee from soliciting or creating business relationships with any additional current or former customers of the Company for a period of six (6) months, which expired on June 17, 2015. The obligations of the Company and CastleRock contained in the acquisition agreement remain intact aside from the modifications contained in the settlement agreements. The effect of this settlement reduced the outstanding number of shares by 53,797 and resulted in a settlement gain for the fair value of those shares, which was determined to be $133,000. The settlement gain is recorded within the change in contingent consideration in the consolidated statement of operations year ended December 31, 2015.

Under each purchase agreement, the Company was required to issue or entitled to cancel shares issued to the 2014 Acquisitions in the event acquired customer revenues for the 12 months following the closing of the acquisition are above or below a specified threshold. In the case of Practicare, the Company would also have been required to make an additional cash payment in the event post-closing revenues from customers acquired exceed a specified threshold.

For each of the 2014 Acquisitions, the number of shares to be cancelled or issued as applicable was calculated using a pre-determined formula in each of the purchase agreements. Based on the revenues earned for the twelve months following the acquisition, the Company determined the number of shares expected to be earned and forfeited by the acquired companies. Accordingly, as of the acquisition date, the Company recorded $4.4 million as the fair value of the contingent consideration liability.

During each of the years ended December 31, 2015 and 2014, the Company recorded a $1.8 million per year change to the contingent consideration, respectively. These amounts consist of a reduction in the liability primarily due to a combination of the decrease in the revenues that the 2014 Acquisitions achieved and the decrease in the Company’s stock price. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table summarizes the final historical purchase price consideration as of July 28, 2014 and the allocation of the purchase price to the net assets acquired:

					Contingent
	Common Stock			Acquired	Consideration	Total
	Shares	Value	Cash	Backlog	Adjustment	Consideration
	(in thousands)
Omni	1,049	$4,079	$6,655	$103	$(329)	$10,508
Practicare	293	1,137	2,394	17	(242)	3,306
CastleRock	359	1,395	2,339	28	-	3,762
Total	1,701	$6,611	$11,388	$148	$(571)	$17,576

The actual purchase price of CastleRock and Omni were $2.4 million and $8.7 million, respectively. The actual purchase price of Practicare cannot be determined until the contingency regarding the remaining shares held in escrow has been resolved.

In connection with both the valuations for the 2015 and 2014 Acquisitions, and the fair value of the customer contracts and relationships was established using a form of the income approach known as the excess earnings method. Under the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The fair value of the non-compete agreements were determined based on the difference in the expected cash flows for the business with the non-compete agreement in place and without the non-compete agreement in place.

The weighted-average amortization period of the acquired intangible assets is 3 years.

Revenues earned from the 2014 Acquisitions were approximately $12.4 million and $8.2 million for the years ended December 31, 2015 and 2014, respectively.

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

	For the year ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Total revenue	$24,225,004	$31,571,078
Net loss attributable to common shareholders	$(6,757,720)	$(8,727,316)
Net loss per common share	$(0.69)	$(1.23)

5.	GOODWILL AND Intangible Assets – NET

The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2015 and December 31, 2014.

	December 31,	December 31,
	2015	2014
Beginning gross balance	$8,560,336	$344,000
Acquisitions	411,658	8,216,336
Ending gross balance	$8,971,994	$8,560,336

Below is a summary of intangible asset activity for the years ended December 31, 2015 and 2014:

	Customer	Non-Compete	Other Intangible
	Relationships	Agreements	Assets	Total
COST
Balance, January 1, 2015	$11,164,988	$1,206,272	$309,486	$12,680,746
Purchase of other intangible assets	-	-	97,596	97,596
Acquisition of customer relationships	494,358	-	-	494,358
Allocation from 2015 Acquisitions	507,200	-	81,000	588,200
Balance, December 31, 2015	$12,166,546	$1,206,272	$488,082	$13,860,900
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2015	$3,754,244	$313,647	$235,018	$4,302,909
Amortization expense	3,597,288	522,124	59,175	4,178,587
Balance, December 31, 2015	7,351,532	835,771	294,193	8,481,496
Net book value	$4,815,014	$370,501	$193,889	$5,379,404

COST
Balance, January 1, 2014	$2,939,988	$281,272	$85,588	$3,306,848
Acquired backlog from 2014 Acquisitions	-	-	148,408	148,408
Purchase of other intangible assets	-	-	75,490	75,490
Allocation from 2014 Acquisitions	8,225,000	925,000	-	9,150,000
Balance, December 31, 2014	$11,164,988	$1,206,272	$309,486	$12,680,746
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2014	$1,626,776	$65,723	$79,569	$1,772,068
Amortization expense	2,127,468	247,924	155,449	2,530,841
Balance, December 31, 2014	3,754,244	313,647	235,018	4,302,909
Net book value	$7,410,744	$892,625	$74,468	$8,377,837

Other intangible assets primarily represent the purchase of software. Amortization expense was $4,178,587 and $2,530,841 for the years ended December 31, 2015 and 2014, respectively. The weighted-average amortization period is three years.

As of December 31, 2015, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2016	$3,468,621
2017	1,708,069
2018	202,714
Total	$5,379,404

6.	Property and Equipment

Property and equipment as of December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Computers	$1,364,198	$1,102,200
Office furniture and equipment	839,822	959,110
Transportation equipment	487,191	431,554
Leasehold improvements	356,617	337,248
Assets not placed in service	384,708	324,533
Total property and equipment	3,432,536	3,154,645
Less accumulated depreciation	(2,060,253)	(1,710,311)
Property and equipment – net	$1,372,283	$1,444,334

Depreciation expense was $420,023 and $260,527 for the years ended December 31, 2015 and 2014, respectively.

7.	Concentrations

Financial Risks — As of December 31, 2015 and 2014, the Company held Pakistani rupees of 78,891,565 (US $750,880) and of 56,507,436 (US $562,823), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have not been significant. During the year ended December 31, 2015, there was one customer with sales of approximately 4% of the total. During the year ended December 31, 2014, there were no customers with sales of 3% or more of the total.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan and Lublin, Poland conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s office in Poland was opened in 2015 to serve as back-up to the Pakistan offices in addition to performing specialized work. The Poland office would need to be significantly expanded to serve as a full back-up facility. The Company’s operations in Pakistan are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in Pakistan and by the general state of Pakistan’s economy. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in Pakistan’s telecommunications industry, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Carrying amounts of net assets located in Pakistan were $1,049,501 and $796,609 as of December 31, 2015 and December 31, 2014, respectively. These balances exclude intercompany receivables of $3,434,687 and $2,681,937 as of December 31, 2015 and December 31, 2014, respectively. The following is a summary of the net assets located in Pakistan as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Current assets	$908,554	$698,174
Non-current assets	1,297,294	1,355,333
	2,205,848	2,053,507
Current liabilities	(1,131,306)	(1,233,618)
Non-current liabilities	(25,041)	(23,280)
	$1,049,501	$796,609

The net assets located in Poland were not significant at December 31, 2015.

8.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Basic and Diluted:
Net loss attributable to common shareholders	$(4,894,385)	$(4,509,250)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	9,732,806	7,084,630
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.50)	$(0.64)

During the years ended December 31, 2015 and 2014, the 264,000 and 482,250 equity based restricted stock units respectively, which are unvested, have been excluded from the above calculation as they were anti-dilutive.

The net loss per share-Diluted excludes both the 553,473 of contingently issued shares and the warrants granted to Opus Bank as the effect would be anti-dilutive.

9.	Debt

Opus Bank — On September 2, 2015, the Company entered into a credit agreement with Opus Bank. Opus Bank committed to extend a credit facility totaling $10 million to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit: and (3) additional term loan, totaling $4 million that would be issued upon meeting certain conditions. The $4 million term loan and $2 million revolving line of credit was granted at closing. During November 2015, $2 million of the additional $4 million term loan was granted.

The Company’s obligations to Opus Bank are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all of the Opus Bank borrowings is the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused revolving line of credit is 0.5% per annum. The term loans will mature on September 1, 2019, and the revolving line of credit will terminate on September 1, 2018, unless extended. As of December 31, 2015, $6 million of term loans and the line of credit have been fully utilized, and $2 million is available to be issued based on the satisfaction of the covenants at year-end. Beginning October 1, 2016 the term loans require monthly principal payments of $166,667 through the end of the loan period.

The Opus Bank credit agreement contains various covenants and conditions governing the long term debt and the revolving line of credit. As of December 31, 2015, the Company was in compliance with all the covenants contained in the Opus Bank credit agreement.

In connection with the Opus Bank debt, the Company paid $100,000 of fees and issued warrants for Opus Bank to purchase 100,000 shares of its common stock. The warrants have a strike price equal to $5.00 per share, a seven year exercise window, piggyback registration and net exercise rights. The fees paid and warrants issued to Opus Bank were recorded as a debt discount. The warrants were classified as equity instruments and are included in additional paid-in capital in the consolidated balance sheet as of December 31, 2015. The Company used a Black Scholes option pricing model to determine the fair value of the warrants and allocated the warrants to the $4.0 million of the initial term loan proceeds based on the relative fair values. Of this amount, $104,000 was allocated to the warrants.

Additionally, in the third quarter of 2015 the Company elected to early adopt ASU 2015-03, the new debt issuance costs guidance issued in April 2015. This accounting standard requires that debt issuance costs related to a recognized debt liability be recorded in the balance sheet as a direct deduction from the debt liability rather than as an asset, which was the Company’s previous accounting policy. Since the Company had no prior debt issuance costs, it elected to early adopt of ASU 2015-03 so that a retrospective adjustment would not be required when ASU 2015-03 becomes effective. Total debt issuance costs were $510,000 and recorded as an offset to the face amount of the loan. Discounts from the face amount of the loan are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus Bank as of December 31, 2015 is approximately 8%.

The long term debt at December 31, 2015 is recorded at its accredited value and consists of the following:

Face amount of the loans	$6,000,000
Unamortized debt issuance costs	475,103
Unamortized discount on loan fees	92,408
Unamortized discount of amount allocated to warrants	96,105
Balance at December 31, 2015	$5,336,384

TD Bank Revolving Line of Credit — As of December 31, 2014, the Company had an agreement with TD Bank for a revolving line of credit maturing on November 30, 2015 for up to $1,215,000. During March 2015, this line was increased to $3 million under the same lending terms. The line of credit had a variable rate of interest per annum at the Wall Street Journal prime rate plus 1% (4.25% as of December 31, 2014). The line of credit was collateralized by all of the Company’s assets and was guaranteed by the CEO of the Company. The Company fully repaid the TD Bank line of credit, from the Opus loan proceeds which had a balance of $3 million on September 2, 2015. The TD Bank line has been closed. The outstanding balance as of December 31, 2014 was $1,215,000. At December 31, 2014, the Company was not in compliance with a covenant required under the revolving line of credit to maintain a specified debt service ratio, which was waived by TD Bank.

Santander Bank (formerly Sovereign Bank) Loan Agreement — The Company had a term loan, originally established to provide the Company revolving advances up to $100,000, with an interest rate of 7.74% per annum. The term loan was repaid during the year ended December 31, 2014.

Convertible Note — On September 23, 2013, the Company issued a convertible promissory note in the amount of $500,000 to an accredited investor, AAMD LLC, with a maturity date of March 23, 2016, and bearing interest at the rate of 7.0% per annum. Pursuant to the terms of the note, the principal and interest outstanding thereunder automatically converted in to 117,567 shares of common stock upon the closing of the IPO at a conversion price equal to 90% of the per-share issuance price of the common stock in the IPO. This conversion resulted in additional common stock and paid-in capital amounts of $118 and $587,717, respectively, at the conversion date. Interest and other expense of $77,263 was recorded in connection with this convertible note for the year ended December 31, 2014, respectively, and are included in interest expense and other income (expense)-net in the consolidated statement of operations.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 5 year terms and were issued at current market rates.

Bank Direct Capital Finance — The Company financed certain insurance purchases over the term of the policy life. The interest rate charged is 6.6%.

Obligation for customer relationships — During November 2015, the Company purchased the customer relationship from a medical billing company for $435,000. At closing, $60,000 was paid and balance will be paid without interest in three equal installments during 2016.

Maturities of the outstanding notes payable, the term loan and other obligations as of December 31, 2015 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Bank Term Loans	Bank Direct Capital Finance	Obligation for Customer Relationships	Total
2016	$30,207	$500,000	$176,816	$375,000	$1,082,023
2017	31,295	2,000,000	-	-	2,031,295
2018	19,365	2,000,000	-	-	2,019,365
2019	15,879	1,500,000	-	-	1,515,879
Total	$96,746	$6,000,000	$176,816	$375,000	$6,648,562

10.	SHAREHOLDERS’ EQUITY TRANSACTIONS

Treasury stock

On December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the plan, the Company was authorized to repurchase up to $500,000 of its common stock. The plan ran through January 16, 2016. Under the repurchase program, the Company repurchased 101,338 shares of common stock at price ranges $1.11 to $1.19 per share. The repurchased shares have been recorded as treasury stock.

Preferred Stock

On November 4, 2015, the Company completed a preferred stock offering whereby approximately 204,000 shares of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) were sold at $25.00 per share. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month commencing December 15, 2015 when, as and if declared by the Company’s board of directors. The board of directors has declared dividends on the Preferred Stock through March, 2016. In November, 2015 the underwriters also exercised their option and purchased 27,616 additional shares of the preferred stock at $25.00 per share, less the underwriting discount. The Company received a total of approximately $4.7 million in net proceeds from the offering. Of this amount, the Company initially placed $1.3 million of the proceeds, equal to two years of dividends, into a separate bank account to be used to pay the dividends on the Preferred Stock. After December 31, 2015, the first quarter in which the Company’s Adjusted EBITDA is greater than the quarterly dividend, the proceeds remaining in the bank account may be used for any corporate purpose.

Commencing on or after November 4, 2020, the Company may redeem, at its option, the Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including the redemption date. The Preferred Stock has no stated maturity, will not be subject to any sinking fund or other mandatory redemption, and will not be convertible into or exchangeable for any of the Company’s other securities. Holders of the Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. If the Company were to liquidate, dissolve or wind up, the holders of the Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Preferred Stock is listed on the NASDAQ Capital Market under the trading symbol “MTBCP”.

In connection with this offering, the Company incurred approximately $628,000 of costs as well as $483,000 of underwriting commissions. Such costs are included in paid in capital in the consolidated balance sheet as of December 31, 2015.

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

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021. Certain of these leases contain renewal options.

Future minimum lease payments under non-cancelable operating leases for office space as of December 31, 2015 are as follows:

Years Ending
December 31	Total
2016	$305,316
2017	58,500
Total	$363,816

Total rental expense, included in direct operating costs and general and administrative expense in the consolidated statements of operations, including amounts for related party leases described in Note 12, amounted to $937,757 and $886,393 for the years ended December 31, 2015 and 2014, respectively.

Acquisitions—In connection with the 2014 and 2015 Acquisitions, contingent consideration is payable in the form of common stock or cash through 2018. If the performance measures are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement and if the performance measures are exceeded, the Company may pay more than the recorded amount. If the price of the Company’s common stock increases, or if the performance measures exceed the Company’s estimate the Company may pay more than the recorded amount.

12.	Related PARTIES

On September 2, 2015, the outstanding loan from the CEO which was made in 2013, together with accrued interest, aggregating $905,058 was paid in full from the Opus Bank loan proceeds. The outstanding loan balance to the CEO was $470,089 as of December 31, 2014. The loan had an annual interest rate of 7.0%.

The Company recorded interest expense on the loan from the CEO of $24,969 and $45,029 for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company paid accrued interest of $69,998 and $55,806 to the CEO.

During the year ended December 31, 2014, the CEO advanced the Company $165,000 toward IPO expenses, all of which was repaid during the same period.

The Company had sales to a related party, a physician who is related to the CEO. Revenue from this customer was $17,577 and $19,195 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and December 31, 2014, the receivable balance due from this customer was $1,402 and $1,128, respectively.

During April 2015, the Company began initial testing of a new service called “Same Day Funding” with the physician related to the CEO. The Audit Committee of the Board of Directors approved advancing funds of no more than $20,000 through the end of 2015. The Company ceased testing of Same Day Funding in September 2015 and recovered all of the funds that were advanced.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expenses of $128,400 for both the year ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company had a liability outstanding to KAI of $10,700 and $108,902, respectively.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, storage space and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the years ended December 31, 2015 and 2014 was $174,666 and $170,964, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. Current assets-related party on the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of December 31, 2015 and December 31, 2014. Current assets - related party at December 31, 2014 also includes $11,084 of prepaid rent that was paid to the CEO. There was no prepaid rent as of December 31, 2015.

The Company advanced $1,000 to the CEO during the year ended December 31, 2014 which was repaid during the year. In addition, during the year ended December 31, 2014, the Company advanced $1,494 to a contractor in Pakistan, on behalf of the CEO, which was repaid during the year.

The CEO of the Company had guaranteed the Company’s former line of credit with TD Bank.

13.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the years ended December 31, 2015 and 2014 were $88,172 and $131,168, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the years ended December 31, 2015 and 2014 were $148,186 and $92,236, respectively.

14.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of December 31, 2015, 770,900 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For RSUs classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end of period common stock price. Certain RSUs were granted prior to the IPO. The Company engaged a third-party valuation specialist to assist the Company in determining the fair value of those RSUs, which were determined to be $3.60 at the date of grant. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $2.39 and $3.70 for the years ended December 31, 2015 and 2014, respectively. The aggregate compensation cost of RSUs recorded under the 2014 Plan was $628,792 and $258,878 for the years ended December 31, 2015 and 2014 and recorded as follows:

	Year ended December 31,
Stock-based compensation included in the Consolidated Statement of Operations:	2015	2014
Direct operating costs	$21,267	$5,090
General and administrative	581,040	253,788
Research and development	22,226	-
Selling and marketing	4,259	-
Total stock-based compensation expense	$628,792	$258,878

The following table summarizes the RSU transactions under the 2014 Plan for the years ended December 31, 2014 and December 31, 2015:

Shares
Outstanding and unvested at January 1, 2014	-
Granted	513,500
Vested	-
Forfeited	(31,250)
Outstanding and unvested at December 31, 2014	482,250
Granted	221,600
Vested	(193,367)
Forfeited	(123,750)
Outstanding and unvested at December 31, 2015	386,733

As of December 31, 2015, there was $733,050 of total unrecognized compensation cost related to the restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSU activity during the years ended December 31, 2015 and 2014 and the amount available for grant at December 31, 2015:

Shares
Shares authorized under the 2014 Plan	1,351,000
RSUs issued	(513,500)
RSUs forfeited	31,250
Shares available for grant at December 31, 2014	868,750
RSUs issued	(221,600)
RSUs forfeited	123,750
Shares available for grant at December 31, 2015	770,900

Of the total outstanding and unvested at December 31, 2015, 264,000 RSUs are classified as equity and 122,733 are classified as a liability. The liability for the cash-settled awards was $32,764 at December 31, 2015 and is included in accrued compensation in the consolidated balance sheet. The cash-settled awards were granted during 2015 and accordingly, there was no liability at December 31, 2014. During the year ended December 31, 2015, $114,427 was paid in connection with the cash-settled awards.

15.	INCOME TAXES

For the years ended December 31, 2015 and 2014, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of December 31, 2015 and December 31, 2014.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states. As a result, through December 31, 2013, the Company reported cumulative losses at the state level for the last three years, and determined that it was more likely than not that it will not be able to utilize its state deferred tax assets. A valuation allowance was recorded against all state deferred tax assets as of December 31, 2013 and the Company continued to record a valuation allowance against its state deferred tax assets through December 31, 2015. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Beginning balance	$1,902,022	$82,052
Provision	857,619	1,819,970
Adjustments	-	-
Ending balance	$2,759,641	$1,902,022

Income (loss) before tax for financial reporting purposes during the years ended December 31, 2015 and 2014 consisted of the following:

	Year ended December 31,
	2015	2014
United States	$(5,729,949)	$(5,029,199)
Foreign	1,180,357	696,474
Total	$(4,549,592)	$(4,332,725)

The provision for income taxes for the years ended December 31, 2015 and 2014 consisted of the following:

	Year ended December 31,
	2015	2014
Current:
Federal	$(68,893)	$7,310
State	31,350	12,006
Foreign	4,060	3,845
	(33,483)	23,161
Deferred:
Federal	149,833	153,364
State	21,436	-
	171,269	153,364
Total income tax provision	$137,786	$176,525

The components of the Company’s deferred income taxes as of December 31, 2015 and 2014 are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$97,184	$49,775
Deferred revenue	14,023	16,070
Deferred rent	3,957	3,781
Property and intangible assets	215,112	552,373
State net operating loss ("NOL") carryforwards	329,857	114,190
Federal net operating loss ("NOL") carryforward	2,211,199	1,242,278
Cumulative translation adjustment	155,143	78,768
Other	217,060	110,136
Valuation allowance	(2,759,641)	(1,902,022)
Total deferred tax assets	483,894	265,349
Deferred tax liabilities:
Earnings and profits of the Pakistani subsidiary	(483,894)	(265,349)
Goodwill amortization	(171,269)	-
Net deferred tax liability	$(171,269)	$-

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. This deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate of 34% for the years ended December 31, 2015 and 2014 is as follows:

	Year ended December 31,
	2015	2014
Federal tax (benefit)	$(1,546,861)	$(1,473,127)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	(218,456)	(108,105)
Non-deductible items	17,456	21,407
Undistributed earnings from foreign subsidiaries	5,131	3,845
Deferred true-up	146,946	(87,500)
Valuation allowance	857,619	1,819,971
Additional tax goodwill	884,517	-
Other	(8,566)	34
Total provision	$137,786	$176,525

At December 31, 2015 and 2014, the Company did not have any uncertain tax positions that required recognition. The Company is subject to taxation in the United States, various states, Pakistan and Poland. As of December 31, 2015, tax years 2012 through 2014 remain open to examination by major taxing jurisdictions in which the Company is subject to tax. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2016. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

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

The Company has state NOL carryforwards of approximately $7.5 million which will expire at various dates from 2033 to 2035. The Company has a Federal NOL carryforward of approximately $6.5 million which will expire between 2034 and 2035. The Federal NOL is subject to certain utilization limitations under Section 382 of the Internal Revenue Code.

16.	OTHER INCOME (EXPENSE) – NET

Other income (expense) net for the years ended December 31, 2015 and 2014 consisted of the following:

	Year ended December 31,
	2015	2014
Foreign exchange gain (loss)	$143,333	$(122,163)
Other	26,948	(12,552)
Other income (expense) - net	$170,281	$(134,715)

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. An increase in the exchange rate of Pakistan rupees per U.S. dollar by 4% from December 31, 2014 to December 31, 2015, caused a foreign exchange gain of $143,333 A decline in the exchange rate by approximately 5% from December 31, 2013 to December 31, 2014 caused a foreign exchange loss of $122,163 for the year ended December 31, 2014.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2015 and December 31, 2014, the carrying amounts of cash, receivables, and accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Our notes payable and line of credit are carried at cost and approximate fair value since the interest rates being charged approximates market rates. The fair value of our term loans at December 31, 2015 is $6.0 million since the interest rate on this debt is being charged at market rates. The fair value of related party obligations, including the note payable to the CEO at December 31, 2014, cannot be determined based upon the related party nature of the transaction.

Fair value measurements-Level 2

The Company’s outstanding borrowings under the line of credit with Opus Bank and TD Bank had a carrying value of $2 million and $1,215,000 as of December 31, 2015 and December 31, 2014, respectively. The fair value of the outstanding borrowings under the line of credit with Opus Bank and TD Bank approximated the carrying value at December 31, 2015 and December 31, 2014, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Fair value measurements-Level 3

The fair value of the notes, auto loans and notes payable to the former owners of businesses acquired was determined based on internally-developed valuations that use current interest rates in developing a present value of these notes payable. These are categorized as Level 3 in the fair value hierarchy as there are unobservable inputs in which here is little or no market data and requires the Company to develop its own assumptions.

Notes payable-other consists of fixed rate term loans from Bank Direct Capital Finance, auto loans and promissory notes from prior acquisitions. The fixed interest-bearing term notes to Bank Direct Capital Finance had an aggregate carrying value of $176,817 and $156,894 as of December 31, 2015 and December 31, 2014, respectively. Collectively, the fair value of these notes was approximately $177,637 and $158,435 at December 31, 2015 and December 31, 2014, respectively, and is categorized as Level 3 in the fair value hierarchy. The outstanding fixed interest bearing auto loans had a carrying value of $96,745 and $66,297 as of December 31, 2015 and December 31, 2014, respectively. The fair value of these auto loans was approximately $92,796 and $63,371 at December 31, 2015 and December 31, 2014, respectively.

The Company has a non-interest bearing obligation for the purchase of customer relationships with a carrying value of $375,000 at December 31, 2015. The fair value of this note was determined to be approximately $372,000.

The Company issued fixed interest-bearing notes payable to the former owners of companies acquired prior to 2014. The aggregate carrying value of these notes payable was $421,989 at December 31, 2014. No amounts were outstanding at December 31, 2015. Collectively, the fair value of these notes payable was approximately $423,168 at December 31, 2014.

There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2015 and 2014. The following table presents the change in the estimated fair value of Company’s liability under notes payable – other, measured using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Fair value measurement at beginning of year	$644,974	$1,349,308
Promissory notes issued during the year	785,750	565,280
Repayment of notes payable	(810,924)	(1,217,886)
Changes in fair values	22,530	(51,728)
Fair value measurement at end of year	$642,330	$644,974

Contingent Consideration

The Company’s contingent consideration of $1,172,508 and $2,626,323 as of December 31, 2015 and December 31, 2014, respectively, are Level 3 liabilities. The fair value of the contingent consideration at December 31, 2015 and 2014 was primarily driven by the price of the Company’s common stock on the NASDAQ Capital Market, an estimate of revenue to be recognized by the Company from the 2014 Acquisitions during the first twelve months after acquisition compared to the trailing twelve months’ revenue from customers in good standing as of March 31, 2014 shown in the Company’s prospectus dated July 22, 2014, changes in revenue estimates related to the 2015 Acquisitions, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. In connection with the 2014 Acquisitions, discount rates were estimated by using government bond yields.

As stated in Note 4, the Company historically estimated the number of shares anticipated to be earned as a result of the 2014 Acquisitions. The remaining shares of one of the sellers related to the 2014 Acquisitions have been included in the contingent consideration liability as of December 31, 2015 since a formal settlement agreement has not yet been reached. If, at the time of settlement, the Company’s stock price exceeds the price on December 31, 2015, the actual consideration could exceed the estimated contingent consideration. At December 31, 2015, we did not record any contingent consideration liability for CastleRock since such amount was settled in January 2016 with the forfeiture of all remaining shares being held for them. Contingent consideration related to the 2015 Acquisitions was based on the Company’s estimate of revenues to be achieved during the terms of the respective agreements. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Year ended December 31,
	2015	2014
Balance - January 1,	$2,626,323	$-
Change in fair value	(1,653,488)	(1,811,362)
Contingent consideration from acquisitions	888,527	4,437,685
Settlement in the form of shares issued	(674,485)	-
Payment	(14,369)	-
Balance - December 31,	$1,172,508	$2,626,323

18.	Subsequent events

In January 2016, the Compensation Committee of the Board of Directors approved the issuance of 225,000 restricted shares of common stock to three senior executives. The outside members of the Board were also awarded a total of 100,000 restricted shares of common stock. The shares have now vested, based upon the achievement of specified 2015 operating results. The Company also granted approximately 88,000 RSUs to employees after December 31, 2015.

Also in January 2016, the Company recorded a settlement with CastleRock whereby CastleRock agreed to their forfeiture of the remaining 304,848 shares held in escrow. Those shares were then cancelled. The settlement had no effect on the operating results as the Company previously estimated that CastleRock would forfeit these shares.

On January 25, 2016, the Board of Directors of the Company approved a $1,000,000 stock repurchase program. Under the plan, the Company may repurchase up to $1,000,000 of its common stock. The plan expires on January 25, 2017. Repurchases will depend upon a variety of factors, such as price, market conditions, volume limitations on purchases and other regulatory requirements, and other corporate considerations, as determined by the Company. The repurchase program does not require the purchase of any minimum number of shares and may be modified, suspended or discontinued at any time. The Company will finance stock repurchases with existing cash balances. The program may be suspended or discontinued at any time without prior notice. Through March 17, 2016 the Company repurchased approximately 486,000 shares of its common stock under this program.

On February 15, 2016 (the “Closing Date”), the Company) entered into an Asset Purchase Agreement (the “APA”) with Gulf Coast Billing Inc., a Texas corporation (“GCB”), pursuant to which the Company purchased substantially all of the assets of GCB.

In accordance with the terms of the APA, the Company paid $1,250,000 in initial cash consideration (“Initial Payment”), on the Closing Date. In addition, the Company will pay GCB twenty-eight percent (28%) of the revenue earned and received from GCB accounts for three (3) years, less the Initial Payment (the “Installment Payments”). The Installment Payments will be paid quarterly commencing July 2016.

