Form 10-Q
period 2016-03-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2016-05-11
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At May 4, 2016, the registrant had 10,237,240 shares of common stock, par value $0.001 per share, outstanding.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases are used to identify forward-looking statements in this presentation. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,367,102	$8,039,562
Accounts receivable - net of allowance for doubtful accounts of $255,000 and $250,000 at March 31, 2016 and December 31, 2015, respectively	2,427,608	2,211,979
Current assets - related party	24,738	13,200
Prepaid expenses and other current assets	547,376	621,492
Total current assets	10,366,824	10,886,233
Property and equipment - net	1,432,824	1,372,283
Intangible assets - net	5,440,035	5,379,404
Goodwill	9,515,994	8,971,994
Other assets	146,020	66,984
TOTAL ASSETS	$26,901,697	$26,676,898
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$674,876	$370,441
Accrued compensation	598,236	627,450
Accrued expenses	504,658	650,221
Deferred rent	44,391	37,987
Deferred revenue	62,406	73,520
Accrued liability to related party	10,700	10,700
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt	1,333,333	500,000
Notes payable - other (current portion)	388,011	582,023
Contingent consideration (current portion)	988,709	746,560
Dividend payable	159,236	159,236
Total current liabilities	6,764,556	5,758,138
Long - term debt, net of discount and debt issuance costs	5,952,945	4,836,384
Notes payable - other	114,277	66,539
Deferred rent	476,945	490,588
Deferred revenue	33,162	36,082
Contingent consideration	533,497	425,948
Deferred tax liability	207,847	171,269
Total liabilities	14,083,229	11,784,948
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; authorized 1,000,000 shares; issued and outstanding 231,616 shares at March 31, 2016 and December 31, 2015	232	232
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 10,670,351 and 10,345,351 shares at March 31, 2016 and December 31, 2015, respectively; outstanding, 10,050,718 and 10,244,013 shares at March 31, 2016 and December 31, 2015, respectively	10,671	10,346
Additional paid-in capital	24,867,245	24,549,889
Accumulated deficit	(11,131,093)	(9,147,507)
Accumulated other comprehensive loss	(379,433)	(398,979)
Less: 619,633 and 101,338 common shares held in treasury, at cost at March 31, 2016 and December 31, 2015, respectively	(549,154)	(122,031)
Total shareholders' equity	12,818,468	14,891,950
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,901,697	$26,676,898

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
NET REVENUE	$5,109,849	$6,137,859
OPERATING EXPENSES:
Direct operating costs	2,301,379	3,546,456
Selling and marketing	343,541	120,440
General and administrative	2,909,838	3,142,411
Research and development	190,786	164,934
Change in contingent consideration	(44,753)	(828,762)
Depreciation and amortization	1,213,510	1,159,515
Total operating expenses	6,914,301	7,304,994
OPERATING LOSS	(1,804,452)	(1,167,135)
OTHER:
Interest income	7,076	6,914
Interest expense	(141,358)	(42,186)
Other (expense) income - net	(2,072)	46,121
LOSS BEFORE INCOME TAXES	(1,940,806)	(1,156,286)
Income tax provision	42,780	9,624
NET LOSS	$(1,983,586)	$(1,165,910)

Preferred stock dividend	159,236	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,142,822)	$(1,165,910)
Loss per common share:
Basic and diluted loss per share	$(0.21)	$(0.12)
Weighted-average basic and diluted shares outstanding	10,084,928	9,687,097

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
NET LOSS	$(1,983,586)	$(1,165,910)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	19,546	(40,789)
COMPREHENSIVE LOSS	$(1,964,040)	$(1,206,699)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustment.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Preferred Stock		Common Stock					Treasury	Total
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	(Common) Stock	Shareholders' Equity
Balance- January 1, 2016	231,616	$232	10,345,351	$10,346	$24,549,889	$(9,147,507)	$(398,979)	$(122,031)	$14,891,950
Net loss	-	-	-	-	-	(1,983,586)	-	-	(1,983,586)
Foreign currency translation adjustment	-	-	-	-	-	-	19,546	-	19,546
Restricted share units vested	-	-	325,000	325	(325)	-	-	-	-
Stock-based compensation expense	-	-	-	-	476,917	-	-	-	476,917
Purchase of common stock	-	-	-	-	-	-	-	(427,123)	(427,123)
Preferred stock dividends	-	-	-	-	(159,236)	-	-	-	(159,236)
Balance- March 31, 2016	231,616	$232	10,670,351	$10,671	$24,867,245	$(11,131,093)	$(379,433)	$(549,154)	$12,818,468

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	2016	2015
OPERATING ACTIVITIES:
Net loss	$(1,983,586)	$(1,165,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213,510	1,159,515
Deferred rent	(9,399)	(2,816)
Deferred revenue	(14,034)	(13,095)
Provision for doubtful accounts	21,941	28,239
Foreign exchange loss (gain)	26,935	(28,689)
Interest accretion on debt	41,753	-
Stock-based compensation expense	489,422	126,849
Change in contingent consideration	(44,753)	(828,762)
Accrued CastleRock settlement payment	-	(110,000)
Changes in operating assets and liabilities:
Accounts receivable	(237,570)	46,006
Other assets	30,882	(108,219)
Accounts payable and other liabilities	61,272	(400,432)
Net cash used in operating activities	(403,627)	(1,297,314)
INVESTING ACTIVITIES:
Capital expenditures	(102,646)	(83,588)
Cash paid for acquisition	(1,250,000)	-
Net cash used in investing activities	(1,352,646)	(83,588)
FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	1,908,141	-
Repayments of notes payable - other	(237,777)	(254,827)
Proceeds from line of credit	2,000,000	3,435,000
Repayments of line of credit	(2,000,000)	(1,650,000)
Registration statement costs	(20,000)	-
Preferred stock dividends paid	(159,236)	-
Purchase of common shares	(427,123)	-
Net cash provided by financing activities	1,064,005	1,530,173
EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,808	(11,988)
NET (DECREASE) INCREASE IN CASH	(672,460)	137,283
CASH - Beginning of the period	8,039,562	1,048,660
CASH - End of period	$7,367,102	$1,185,943
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$91,110	$-
Contingent consideration resulting from an acquisition	$430,000	$-
Dividends declared, not paid	$159,236	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$16,420	$9,759
Interest	$89,495	$75,576

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

Notes to CONDENSED Consolidated Financial Statements

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015 (UnaUDITED)

1.	Organization and Business

Medical Transcription Billing, Corp. (and together with its subsidiaries, “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services to private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan. The Company also has a wholly-owned subsidiary in Poland and small offices in 4 other states.

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

2.	LIQUIDITY

We generated net losses of $2.0 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities was $404,000 and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. At December 31, 2015 the Company had $8 million of cash and generated positive cash from operations in the fourth quarter of 2015. The Company completed the integration of both the 2014 and 2015 Acquisitions and was able to reduce personnel and other costs during 2015. In addition, the Company continues to reduce expenses, with the goal of increasing positive cash flow from operations.

The Company renegotiated its bank financing during the third quarter of 2015 and obtained additional funds through a combination of term loans and a line of credit with Opus Bank, which provided additional liquidity. The term loans plus the line of credit have a combined borrowing limit of $10 million, of which all were utilized as of March 31, 2016. The term loans expire September 1, 2019 and the line of credit expires September 1, 2018, unless renewed. The Company relies on the term loans and line of credit for working capital purposes. (See Note 8.)

The Company completed a preferred stock offering in November 2015 and raised approximately $4.7 million after expenses. The preferred stock is redeemable at the Company’s option after five years, and is not subject to conversion, mandatory redemption or sinking fund provisions. Management believes that with the proceeds of the preferred stock offering and the Opus Bank financing, the Company has adequate sources of cash to fund its anticipated cash requirements from operations through the next 12 months. If the Company is unable to generate sufficient cash flows from operations, then it may be required to either raise additional capital, which might not be available on acceptable terms, or further reduce costs. These actions could have a material adverse effect on the Company’s operations.

3.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The condensed consolidated balance sheet as of December 31, 2015 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, other than potentially on the footnote disclosures.

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

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements and disclosures.

4.	ACQUISITIONS

2016 Acquisition

On February 15, 2016 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Gulf Coast Billing Inc., (“GCB”) a Texas corporation and a revenue cycle management company, pursuant to which the Company purchased substantially all of the assets of GCB. The acquisition has been accounted for as a business combination. The aggregate preliminary purchase price for GCB was $1,680,000 which consisted of cash of $1,250,000 and contingent consideration of $430,000.

In accordance with the terms of the APA, the Company paid $1,250,000 in initial cash consideration (“Initial Payment”), on the Closing Date. In addition, the Company will pay GCB twenty-eight percent (28%) of the gross fees earned and received by the Company from the acquired GCB customers for three (3) years, less the Initial Payment (the “Installment Payments”). The Installment Payments will be paid quarterly commencing July 2016.

The above acquisition added a significant number of clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired. The following table summarizes the preliminary purchase price allocation.

Allocation of Preliminary Purchase Price:

Customer relationships	$1,100,000
Goodwill	544,000
Non-compete agreement	20,000
Tangible assets	16,000
$1,680,000

In connection with the purchase of GCB, the fair value of the customer relationships was established using a form of the income approach known as the excess earnings method. Under the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits.

The weighted-average amortization period of the acquired intangible assets is 3 years.

Revenues earned from GCB were approximately $376,000 during the three months ended March 31, 2016. The goodwill from the GCB acquisition is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

2015 Acquisitions

On July 10, 2015, the Company entered into an APA with SoftCare Solutions, Inc., a Nevada corporation, which is the U.S. subsidiary of QHR Corporation (“QHR”), a publicly traded, Canada-based healthcare technology company. Pursuant to this APA, the Company purchased substantially all of the assets of the RCM division of QHR Technologies, Inc. which represents SoftCare’s clearinghouse, electronic data interchange and billing divisions (collectively “SoftCare”). The acquisition was accounted for as a business combination.

The Company made an initial payment of $21,888 for SoftCare, which represented 5% of the trailing twelve months’ revenue from the customers of SoftCare (the “Acquired Customers”) less assumed liabilities totaling $58,127. In addition, on a semiannual basis for three years, the Company will pay QHR 30% of the gross fees earned and collected from the Acquired Customers (the “Revenue Share Payment”). The Company’s obligation to make Revenue Share Payments is contingent upon achieving positive cash flow from SoftCare, as defined in the APA. Additionally, after 36 months, the Company will pay QHR an amount equal to 5% of the gross fees earned and received by the Company from the Acquired Customers during the 12 month period beginning on the second anniversary of the closing date of July 10, 2015. The aggregate purchase price of $705,248 consisted of cash of $21,888, deferred revenue of $58,127 and contingent consideration of $625,233.

On August 31, 2015, the Company completed the acquisition of customer contracts from Jesjam Holdings, LLC, doing business as Med Tech Professional Billing (“Med Tech”), a revenue cycle management company. The acquisition was accounted for as a business combination. Per the terms of the purchase agreement, the amounts are based on 5% of gross fees that were earned by Med Tech during the 12 month period immediately preceding the closing date of August 31, 2015 plus 20% of gross fees that will be collected on or before the 60th day following the end of the term for services rendered by the Company to clients during the three year period commencing on the closing date, plus 5% of gross fees that are earned and received by the Company from clients during the 12 month period commencing on the second anniversary of the closing date subject to adjustments to the purchase price. The aggregate purchase price estimate for Med Tech was $302,610 which consisted of cash of $39,316 and contingent consideration of $263,294.

Revenues earned from the SoftCare and Med Tech, collectively the (“2015 Acquisitions”) were approximately $571,000 during the three months ended March 31, 2016. The 2015 Acquisitions were completed after March 31, 2015, so no revenue was earned from the 2015 Acquisitions during the three months ended March 31, 2015.

2014 Acquisitions

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), collectively the (“2014 Acquisitions”). The GCB acquisition and the 2014 and 2015 Acquisitions are collectively referred to as the (“Acquisitions”).

Under each purchase agreement, the Company was required to issue or entitled to cancel shares issued to the 2014 Acquisitions in the event acquired customer revenues for the 12 months following the closing of the acquisition are above or below a specified threshold. As of March 31, 2016, only 248,625 shares due to Practicare remain unresolved and those shares continue to be held in escrow.

Pro forma financial information

The unaudited pro forma information below represents condensed consolidated results of operations as if the acquisition of SoftCare and GCB occurred on January 1, 2015. The results of operations of Med Tech were not significant and not included in the pro forma information. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	For the three months ended March 31,
	2016	2015
Total revenue	$5,494,558	$7,670,465
Net loss attributable to common shareholders	$(2,288,000)	$(1,623,227)
Net loss per common share	$(0.23)	$(0.17)

5.	GOODWILL AND Intangible Assets – NET

The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31,	December 31,
	2016	2015
Beginning gross balance	$8,971,994	$8,560,336
Acquisitions	544,000	411,658
Ending gross balance	$9,515,994	$8,971,994

Intangible assets-net as of March 31, 2016 and December 31, 2015 consist of following:

	March 31,	December 31,
	2016	2015
Contracts and relationships acquired	$13,266,546	$12,166,546
Non-compete agreements	1,226,272	1,206,272
Other intangible assets	522,918	488,082
Total intangible assets	15,015,736	13,860,900
Less: Accumulated amortization	(9,575,701)	(8,481,496)

Intangible assets - net	$5,440,035	$5,379,404

Amortization expense was $1,094,205 and $1,066,076 for the three months ended March 31, 2016 and 2015, respectively. The weighted-average amortization period is three years.

As of March 31, 2016, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2016 (nine months)	$2,850,098
2017	2,040,207
2018	514,220
2019	35,510
Total	$5,440,035

6.	Concentrations

Financial Risks — As of March 31, 2016 and December 31, 2015, the Company held Pakistani rupees of 77,524,389, (US $740,992) and Pakistani rupees of 78,891,565 (US $750,880), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

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

The carrying amounts of net assets located in Pakistan were $1,036,699 and $1,049,501 as of March 31, 2016 and December 31, 2015, respectively. These balances exclude intercompany receivables of $3,692,419 and $3,434,687 as of March 31, 2016 and December 31, 2015, respectively. The following is a summary of the net assets located in Pakistan as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Current assets	$928,707	$908,554
Non-current assets	1,319,700	1,297,294
	2,248,407	2,205,848
Current liabilities	(1,166,296)	(1,131,306)
Non-current liabilities	(45,412)	(25,041)
	$1,036,699	$1,049,501

The net assets located in Poland were not significant at March 31, 2016 or December 31, 2015.

7.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Basic and Diluted:
Net loss attributable to common shareholders	$(2,142,822)	$(1,165,910)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	10,084,928	9,687,097
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.21)	$(0.12)

The unvested restricted share units (“RSUs”) have been excluded from the above calculation as they were anti-dilutive. Vested RSUs and restricted shares have been included in the above calculations.

The net loss per share-Diluted excludes both the 248,625 and 1,287,529 of contingently issued shares at March 31, 2016 and 2015, respectively, and the 100,000 warrants granted to Opus Bank in September 2015 as the effect would be anti-dilutive.

8.	Debt

Opus Bank — On September 2, 2015, the Company entered into a credit agreement with Opus Bank (“Opus”). Opus extended three credit facilities totaling $10 million to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit: and (3) an additional $4 million of term loans that was subsequently issued.

The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all Opus loans will equal the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused revolving line of credit is 0.5% per annum. The term loans mature on September 1, 2019 and the revolving line of credit will terminate on September 1, 2018, unless extended. As of March 31, 2016, all of the term loans and the line of credit have been fully utilized. Beginning October 1, 2016 the term loans require total monthly principal payments of $222,222 per month through the end of the loan period.

The Opus credit agreement contains various covenants and conditions governing the long term debt and line of credit. As of March 31, 2016, the Company was in compliance with all the covenants contained in the Opus credit agreement.

In connection with the Opus debt, the Company paid $100,000 of fees and issued warrants for Opus to purchase 100,000 shares of its common stock. The warrants have a strike price equal to $5.00 per share, a seven year exercise window, piggyback registration and net exercise rights. The fees paid and warrants issued to Opus were recorded as a debt discount. The warrants were classified as equity instruments and are included in additional paid-in capital in the condensed consolidated balance sheet.

Total debt issuance costs were $602,000 and recorded as an offset to the face amount of the loans. During the quarter ended March 31, 2016, approximately $92,000 of debt issuance costs were capitalized in connection with the final portion of the additional $4 million term loan received in the quarter. Discounts from the face amount of the loans are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus as of March 31, 2016 is approximately 7.33%.

The long term debt at March 31, 2016 is recorded at its accredited value and consists of the following:

Face amount of the loans	$8,000,000
Unamortized debt issuance costs	536,995
Unamortized discount on loan fees	86,631
Unamortized discount of amount allocated to warrants	90,096
Balance at March 31, 2016	$7,286,278

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 5 year terms and were issued at current market rates.

Bank Direct Capital Finance — The Company financed certain insurance purchases over the term of the policy life. The interest rate charged is 6.6%.

Obligation for customer relationships — During November 2015, the Company purchased customer relationship from a medical billing company for $435,000. Through March 31, 2016, $185,000 was paid and the balance will be paid without interest in two additional equal installments during 2016.

Maturities of the outstanding notes payable, term loans and other obligations as of March 31, 2016 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Bank Term Loan	Bank Direct Capital Finance	Obligation for Customer Relationships	Total
2016 (nine months)	$36,195	$666,666	$89,136	$250,000	$1,041,997
2017	51,244	2,666,667	-	-	2,717,911
2018	42,031	2,666,667	-	-	2,708,698
2019	20,127	2,000,000	-	-	2,020,127
Thereafter	13,552	-	-	-	13,552
Total	$163,149	$8,000,000	$89,136	$250,000	$8,502,285

9.	SHAREHOLDERS’ EQUITY

Treasury stock

On December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the program, the Company was authorized to repurchase up to $500,000 of its common stock through January 16, 2016. Under the repurchase program, the Company repurchased 101,338 shares of common stock. On January 25, 2016, the Board of Directors of the Company approved a $1,000,000 stock repurchase program. Under this program, the Company may repurchase up to $1,000,000 of its common stock through January 25, 2017. Repurchases will depend upon a variety of factors, such as price, market conditions, volume limitations on purchases and other regulatory requirements, and other corporate considerations, as determined by the Company. The repurchase program does not require the purchase of any minimum number of shares and may be modified, suspended or discontinued at any time. The Company will finance stock repurchases with existing cash balances. Through March 31, 2016 the Company repurchased 518,295 shares of its common stock under this program at an aggregate cost of $427,123. All of the repurchased shares have been recorded as treasury stock.

Preferred Stock

In November 2015, the Company completed a preferred stock offering whereby 231,616 shares of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) were sold at $25.00 per share. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s board of directors. The board of directors has declared monthly dividends on the Preferred Stock payable through June, 2016.

Commencing on or after November 4, 2020, the Company may redeem, at its option, the Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including the redemption date. The Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. If the Company were to liquidate, dissolve or wind up, the holders of the Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Preferred Stock is listed on the NASDAQ Capital Market under the trading symbol “MTBCP.”

10.	Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations, or cash flows of the Company.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases for office space as of March 31, 2016 are as follows:

Years Ending
December 31	Total
2016 (nine months)	$236,160
2017	58,500
Total	$294,660

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to $185,096 and $246,904 for the three months ended March 31, 2016 and 2015, respectively. This includes amounts for related party leases described in Note 11.

11.	Related PARTIES

The Company recorded interest expense on the loan from the CEO of $8,114 for three months ended March 31, 2015. During the three months ended March 31, 2015, the Company paid accrued interest of $45,029 to the CEO.

The Company had sales to a related party, a physician who is related to the CEO. Revenues from this customer were approximately $3,936 and $4,354 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the receivable balance due from this customer was $1,645 and $1,402, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $32,100 for both the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the Company had a liability outstanding to KAI of $10,700, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the three months ended March 31, 2016 and 2015 was $44,380 and $43,798, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of both March 31, 2016 and December 31, 2015. Other assets include prepaid rent that has been paid to the CEO of $11,538 as of March 31, 2016. There was no prepaid rent paid to the CEO at December 31, 2015.

12.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for three months ended March 31, 2016 and 2015 were $25,096 and $23,562, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for three months ended March 31, 2016 and 2015 were $30,996 and $37,980, respectively.

13.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of March 31, 2016, 369,033 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

The Compensation Committee of the Board of Directors decided there would be no cash bonuses paid to executives for 2015, and instead approved the issuance of a total of 225,000 restricted shares of common stock, with vesting contingent on meeting 2015 financial objectives, to three senior executives. The outside members of the Board were also awarded a total of 100,000 restricted shares of common stock with the same vesting. During March 2016, all of the shares vested upon the achievement of specified operating results and are included in the issued and outstanding common shares as of March 31, 2016.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For RSUs classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end of period common stock price. The amount of RSUs classified as a liability was $43,750 at March 31, 2016 and is included in accrued compensation in the condensed consolidated balance sheet. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2016 and 2015:

Stock-based compensation included in the Condensed Consolidated	Three Months Ended March 31,
Statement of Operations:	2016	2015
Direct operating costs	$2,755	$4,640
General and administrative	478,566	120,996
Research and development	1,747	1,213
Selling and marketing	6,354	-
Total stock-based compensation expense	$489,422	$126,849

The following table summarizes transactions for RSUs and restricted stock under the 2014 Plan for the three months ended March 31, 2016:

Outstanding and unvested at January 1, 2016	386,733
Granted	413,200
Forfeited	(336,333)
Outstanding and unvested at March 31, 2016	463,600

14.	INCOME TAXES

The tax provision for the quarters ended March 31, 2016 and 2015 was $42,780 and $9,624, respectively. Due to the valuation allowance recorded against all net deferred tax assets, no income tax benefit was recorded for the three months ended March 31, 2016 and 2015. The provision for the three months ended March 31 2016 and 2015 represents state minimum taxes, taxes attributable to Pakistan and for 2016, a deferred tax provision of $37,000 related to the amortization of goodwill. Goodwill is not amortized for financial reporting purposes; however, it is deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility of this indefinitely-lived asset. The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. This deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with Accounting Standards Codification (“ASC”) 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of March 31, 2016 and December 31, 2015.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

15.	OTHER (EXPENSE) INCOME – NET

Other (expense) income - net for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
Foreign exchange (loss) gain	$(26,935)	$31,463
Other	24,863	14,658
Other (expense) income - net	$(2,072)	$46,121

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested. A decrease in the exchange rate of the Pakistan rupee per U.S. dollar of 0.21% and an increase of 0.4% for the three months ended March 31, 2016 and 2015 respectively, caused a foreign exchange loss of $26,935 and a foreign exchange gain of $31,463 for the three months ended March 31, 2016 and 2015, respectively.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2016 and December 31, 2015, the carrying amounts of cash, receivables, and accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Our notes payable, line of credit and term loans are carried at cost and approximate fair value since the interest rates being charged approximates market rates.

Contingent Consideration

The Company’s contingent consideration of $1,522,206 and $1,172,508 as of March 31, 2016 and December 31, 2015, respectively, are Level 3 liabilities. The fair value of the contingent consideration at March 31, 2016 and December 31, 2015 was primarily driven by the price of the Company’s common stock on the NASDAQ Capital Market, estimates of collected revenue and the passage of time.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Financial instruments measured at fair value on a recurring basis:

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended
	2016	2015
Balance - January 1,	$1,172,508	$2,626,323
GCB Acquisition	430,000	-
Change in fair value	(44,753)	(695,883)
Payment	(35,549)	-
Balance - March 31,	$1,522,206	$1,930,440

17.	SUBSEQUENT EVENTS

In connection with the common stock repurchase program approved by the Board of Directors on January 25, 2016, the Company purchased an additional 126,270 shares of stock at an aggregate cost of $119,022 subsequent to March 31, 2016 and through May 4, 2016.

On May 2, 2016, (the “Closing Date”), the Company entered into an APA with Renaissance Medical Billing, LLC, a Tennessee limited liability company (“RMB”), pursuant to which the Company purchased substantially all of the assets of RMB. In accordance with the APA, the Company paid $175,000 in initial cash consideration (“Initial Payment”), on the Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from RMB accounts for three years, less the Initial Payment which will be deducted in full from the required payments (the “Installment Payments”) before any payment is made to the seller. The Installment Payments will be paid quarterly commencing July, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings and industry vendors. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of approximately 1,500 people in Pakistan, as of March 2016, where we believe labor costs are approximately one-half the cost of comparable India-based employees, and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

Adoption of our solutions requires only a modest upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients' collections. The standard fee for our complete, integrated, end-to-end solution is calculated as a percentage of a practice’s healthcare-related revenues plus a one-time setup fee, and is among the lowest in the industry.

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

We acquired certain assets (primarily customer relationships) of two small companies during the third quarter of 2015 and one during the first quarter of 2016. We believe that one of these acquisitions may present upselling opportunities. We have also signed two revenue-sharing agreements with smaller RCM companies during the last year in which we service their customers while paying a percentage of our collections to them as a referral fee. In conjunction with these acquisitions and partnerships, we hired or retained a small number of talented employees and contractors who we are leveraging to support our growth.

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

Our Pakistan operations accounted for approximately 35% of total expenses for the three months ended March 31, 2015 and 30% of expenses for the three months ended March 31, 2016. A significant portion of those expenses were personnel-related costs (approximately 82% for the three months ended March 31, 2015 and 79% for the three months ended March 31, 2016). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the companies that we acquired or signed revenue-sharing arrangements with use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

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

Adjusted EBITDA, Adjusted EBITDA Margin, Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures.

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

•	Income tax expense or the cash requirements to pay our taxes;
•	Interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Stock-based compensation expense, including cash-settled awards, based on changes in the stock price;
•	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
•	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other non-recurring costs related to specific transactions; and
•	Changes in contingent consideration.

Set forth below is a presentation of our Adjusted EBITDA and Adjusted EBITDA Margin, which represents Adjusted EBITDA as a percentage of net revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$5,109,849	$6,137,859

GAAP net loss	$(1,983,586)	$(1,165,910)

Provision for income taxes	42,780	9,624
Net interest expense	134,282	35,272
Other expense (income)-net	2,072	(46,121)
Stock-based compensation expense	489,422	126,849
Depreciation and amortization	1,213,510	1,159,515
Integration and transaction costs	211,747	-
Change in contingent consideration	(44,753)	(828,762)
Adjusted EBITDA	$65,474	$(709,533)

Adjusted EBITDA Margin	1.3%	(11.6%)

Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

•	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;
•	Stock-based compensation expense, including cash-settled awards, based on changes in the stock price;
•	Amortization of purchased intangible assets;
•	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other non-recurring costs related to specific transactions;
•	Changes in contingent consideration; and
•	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended
	March 31,
	2016	2015
GAAP net loss	$(1,983,586)	$(1,165,910)

Other expense (income)-net	2,072	(46,121)
Stock-based compensation expense	489,422	126,849
Amortization of purchased intangible assets	1,071,590	1,060,011
Integration and transaction costs	211,747	-
Change in contingent consideration	(44,753)	(828,762)
Income tax expense related to goodwill	36,578	-
Non-GAAP Adjusted Net Income	$(216,930)	$(853,933)

End-of-period shares	10,299,343	10,945,336

Non-GAAP Adjusted Net Income per Share	$(0.02)	$(0.08)

	Three Months Ended
	March 31,
	2016	2015
GAAP net loss per share	$(0.21)	$(0.12)

GAAP net loss per end-of-period share	(0.19)	(0.11)
Other expense- net	0.00	0.00
Stock-based compensation expense	0.05	0.01
Amortization of purchased intangible assets	0.10	0.10
Integration and transaction costs	0.02	-
Change in contingent consideration	0.00	(0.08)
Income tax expense related to goodwill	0.00	-
Non-GAAP Adjusted Net Income per Share	$(0.02)	$(0.08)

End-of-period shares	10,299,343	10,945,336

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of March 31, 2016 and December 31, 2015, including the shares which were issued but have not been settled and considered contingent consideration, in order to provide insight into the results considering the total number of shares which were issued at the time of the acquisitions. Accordingly, the end-of-period shares include 248,625 and 1,287,529 of contingently issuable shares at March 31, 2016 and 2015, respectively.

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

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 71% of our revenue for the three months ended March 31, 2015 and approximately 79% for the three months ended March 31, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Our first-time acceptance rate is 96% for the twelve months ended March 31, 2016, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 93% for the twelve months ended March 31, 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 34 days for primary care and 39 days for combined specialties for the twelve months ended March 31, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2015.

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

Providers and Practices Served. As of March 31, 2016, we served approximately 2,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 800 practices. In addition, we served approximately 360 clients who were not medical practices, but are service organizations who serve the healthcare community. As of March 31, 2015, we served approximately 1,965 providers representing 910 practices.

Sources of Revenue

Revenue: We primarily derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 86% of our revenues during the three months ended March 31, 2016 and approximately 95% of our revenues during the three months ended March 31, 2015.

On July 28, 2014, the Company acquired Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc., collectively the (“2014 Acquisitions”). On July 10, 2015, the Company acquired SoftCare Solutions, Inc. and on August 31, 2015, the Company acquired Med Tech Professional Billing, collectively referred to as the (“2015 Acquisitions”). On February 15, 2016, the Company acquired Gulf Coast Billing Inc., (“GCB”). The GCB acquisition and the 2014 and 2015 Acquisitions are collectively referred to as the (“Acquisitions”). Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies.

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

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees.

Contingent Consideration. Contingent consideration at March 31, 2016 represents the value of shares in escrow, pending release to the seller of one of the 2014 Acquisitions, and payment to the sellers of the 2015 Acquisitions and the GCB acquisition. As of December 31, 2015, the contingent consideration was payable to the sellers of the 2015 Acquisitions and one of the sellers of the 2014 Acquisitions. Since a final agreement has not been reached with one of the sellers of the 2014 Acquisitions, the shares are being held in escrow and have been included in the contingent consideration liability as of March 31, 2016 and December 31, 2015.

Depreciation and Amortization Expense. Depreciation expense is charged using the straight-line method over the estimated lives of the assets ranging from three to five years. Amortization expense is charged on either an accelerated or on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit and term loans, offset by interest income and late fees from customers. Our other income (expense) results primarily from foreign currency transaction gains (losses).

Income Tax. We estimate income taxes in each of the jurisdictions in which we operate. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of March 31, 2016 and December 31, 2015.

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

We believe that the accounting policies are those policies that involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended March 31,
	2016	2015
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	45.0%	57.8%
Selling and marketing	6.7%	2.0%
General and administrative	56.9%	51.2%
Change in contingent consideration	(0.9%)	(13.5%)
Research and development	3.7%	2.7%
Depreciation and amortization	23.7%	18.9%
Total operating expenses	135.1%	119.1%

Operating loss	(35.1%)	(19.1%)

Interest expense -- net	2.6%	0.6%
Other (expense) income - net	(0.0%)	0.8%
Loss before income taxes	(37.7%)	(18.9%)
Income tax provision	0.8%	0.2%
Net loss	(38.5%)	(19.1%)

Comparison of the three months ended March 31, 2016 and 2015

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Revenues	$5,109,849	$6,137,859	$(1,028,010)	(17%)

Revenue. Total revenue of $5.1 million for the three months ended March 31, 2016 decreased by $1.0 million or 17% from revenue of $6.1 million for the three months ended March 31, 2015. The decrease was primarily due to $1.8 million of less revenue from customers acquired in the 2014 Acquisitions, which was primarily offset by revenues associated with the 2015 Acquisitions and a revenue share agreement entered into in 2015.

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Direct operating costs	$2,301,379	$3,546,456	$(1,245,077)	(35%)
Selling and marketing	343,541	120,440	223,101	185%
General and administrative	2,909,838	3,142,411	(232,573)	(7%)
Research and development	190,786	164,934	25,852	16%
Change in contingent consideration	(44,753)	(828,762)	784,009	(95%)
Depreciation	117,116	93,439	23,677	25%
Amortization	1,096,394	1,066,076	30,318	3%
Total operating expenses	$6,914,301	$7,304,994	$(390,693)	(5%)

Direct Operating Costs. Direct operating costs of $2.3 million for the three months ended March 31, 2016, decreased by $1.2 million or 35% from direct operating costs of $3.5 million for the three months ended March 31, 2015. During the three months ended March 31, 2016 salary cost in the U.S. decreased by $794,000 or 54% as compared to the three months ended March 31, 2015 as the number of employees decreased from 78 at March 31, 2015 to 69 on March 31, 2016.

Salary cost in Pakistan decreased by $306,000 or 27% for the three months ended March 31, 2016 as a result of reducing the number of employees in Pakistan with the reduction in revenue. Referral fees from revenue share arrangements decreased by $81,000 or 74% and subcontractor costs, which were $54,000 for the quarter ended March 31, 2015, did not exist in the quarter ended March 31, 2016.

Selling and Marketing Expense. Selling and marketing expense of $344,000 for the three months ended March 31, 2016, increased by $223,000 or 185% from selling and marketing expense of $120,000 for the three months ended March 31, 2015. This is primarily related to an increased investment in marketing, business development and sales resources to expand our market share and building on our existing customer base. As a result, the Company hired additional sales personnel and transferred existing personnel into sales and marketing roles which resulted in higher selling and marketing expense for the three months ended March 31, 2016.

General and Administrative Expense. General and administrative expense of $2.9 million for the three months ended March 31, 2016 decreased by $232,000 or 7% from general and administrative expense of $3.1 million for the three months ended March 31, 2015. The integration of the 2014 and 2015 Acquisitions was completed resulting in expense reductions related to the closing of offices and reducing third party expenses such as computer expenses, accommodation costs, office costs, and insurance expenses.

Research and Development Expense. Research and development expense of $191,000 for the three months ended March 31, 2016 increased by $26,000 or 16% from research and development expense of $165,000 for the three months ended March 31, 2015, as a result of adding additional technical employees in Pakistan.

Contingent Consideration. The change in the contingent consideration of $45,000 for the three months ended March 31, 2016 represents the decrease in the liability reflecting the value of Practicare shares which have not been released from escrow, resulting from a decrease in the price of the Company’s common stock during the period. The change in the contingent consideration for the three months ended March 31, 2015 was $829,000 and included both a $696,000 decrease in the value of the contingent consideration recorded as a liability due to a decrease in the price of the Company’s stock during that period and a gain of $133,000 related to CastleRock’s forfeiture of shares.

Depreciation. Depreciation of $117,000 for the three months ended March 31, 2016 increased by $24,000 or 25% from depreciation of $93,000 for the three months ended March 31, 2015 as a result of the Company purchasing additional fixed assets.

Amortization Expense. Amortization expense of $1.1 million for the three months ended March 31, 2016 was comparable with the amortization expense for the three months ended March 31, 2015. During the three months ended March 31, 2016, amortization expense from the 2015 Acquisitions and the acquisition of GCB was offset by certain intangibles acquired in prior years becoming fully amortized.

	Three Months Ended
	March 31,		Change
	2016	2015	Amount	Percent
Interest income	$7,076	$6,914	$162	2%
Interest expense	(141,358)	(42,186)	(99,172)	235%
Other (expense) income – net	(2,072)	46,121	(48,193)	(104%)
Income tax provision	42,780	9,624	33,156	345%

Interest income. Interest income for the three months ended March 31, 2016 was consistent with the amount of interest income for the three months ended March 31, 2015 as it primarily represents late payment fees from customers.

Interest expense. Interest expense of $141,000 for the three months ended March 31, 2016 increased by $99,000 or 235% from interest expense of $42,000 for the three months ended March 31, 2015 primarily as a result of the new Opus Bank term loans plus the revolving line of credit effective September 2, 2015. During the three months ended March 31, 2016, the Company utilized all of its $10 million Opus credit facility compared with a $3.0 million line of credit with TD Bank during the three months ended March 31, 2015.

Other (expense) income - net. Other (expense) income - net of $(2,100) for the three months ended March 31, 2016 decreased by $48,000 or 104% from other income - net of $46,000 for the three months ended March 31, 2015. Other (expense) income - net primarily relates to changes in the foreign exchange rates for the intercompany balances.

Income tax provision. There was a $43,000 income tax provision for the three months ended March 31, 2016, an increase of $33,000 or 345% compared to the provision for income taxes of $10,000 for the three months ended March 31, 2015. Included in the March 31, 2016 tax provision is a $37,000 deferred income tax provision related to the amortization of goodwill. The pre-tax loss increased from $1.2 million for the three months ended March 31, 2015 to $1.9 million for the three months ended March 31, 2016. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2016 and 2015.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(403,627)	$(1,297,314)
Net cash used in investing activities	(1,352,646)	(83,588)
Net cash provided by financing activities	1,064,005	1,530,173
Effect of exchange rate changes on cash	19,808	(11,988)
Net (decrease) increase in cash	(672,460)	137,283

The Company completed a preferred stock offering in November 2015 and raised approximately $4.7 million of net proceeds. In September, 2015, the Company received financing $10 million credit facility from Opus Bank, including an initial $4.0 million term loan and a $2.0 million revolving line of credit. The proceeds of the term line were used to repay the TD line of credit and other notes payable. Additional term loans totaling $4.0 million from Opus Bank were received in late 2015 and in March 2016. With the cost reductions we have achieved and anticipated cash flows from operations, we believe we will have sufficient cash to meet our working capital and capital expenditures requirements for at least the next 12 months.

Due to operating losses, the Company relies on the term loans and line of credit until it returns to consistently generating positive cash flows from operations. In order for us to grow and successfully execute our business plan which includes future acquisitions, we may require additional financing which may not be available or may not be available on acceptable terms. If such financing is available in the form of equity, existing stockholders may see their percentage ownership diluted. If such financing is available in the form of debt, such debt will be senior to the claims of the existing stockholders. Failure to obtain financing when needed may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Operating Activities

Cash used in operating activities was $404,000 during the three months ended March 31, 2016, compared to $1.3 million of cash used in operating activities during the three months ended March 31, 2015. The net loss increased by $818,000 during the three months ended March 31, 2016, primarily caused by a non-cash gain of $784,000 from the change in contingent consideration liability in the three months ended March 31, 2015. There was also $54,000 of additional depreciation and amortization and $363,000 of additional stock-based compensation. Cash operating expenses decreased by $201,000 more than the decline in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Accounts receivable increased by $238,000, compared with decrease in accounts receivable of $46,000 for the three months ended March 31, 2015, and accounts payable, accrued compensation and accrued expenses increased by $61,000, compared with a decrease of $400,000 for the three months ended March 31, 2015. The decrease in accounts receivable was related to the decrease in revenue. Other current assets and prepaid expenses decreased by $31,000 compared with an increase of $108,000 in the three months ended March 31, 2015.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2016 was $1.4 million, an increase of $1.3 million compared to $84,000, during the three months ended March 31, 2015, primarily due to the initial payment of $1.25 million for the GCB acquisition. This amount will be deducted evenly from each of the 12 quarterly payments required to be made to the seller beginning in July 2016. The quarterly payments will be based on 28% of revenue.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 was $1.1 million, compared to $1.5 million during the three months ended March 31, 2015. The cash provided by financing activities in 2016 includes $2.0 million of additional term loan borrowings from Opus Bank, offset by $238,000 repayment of acquisition seller financing, $159,000 of preferred stock dividends and $427,000 of repurchases of common stock. The amount for 2015 represented primarily borrowings on the former TD Bank line of credit and $255,000 of repayment of acquisition seller financing. Average monthly borrowings from our revolving line of credit were $1.6 million for the three months ended March 31, 2015, compared to $311,000 for the three months ended March 31, 2016.

Our line of credit with Opus expires on September 1, 2018. As of March 31, 2016, $2.0 million was drawn on the line. Our term loans with Opus mature on September 1, 2019 and require monthly principal payments commencing October 1, 2016 of $222,000 per month through the end of the loan period.

Contractual Obligations and Commitments

We have contractual obligations under our borrowings from Opus Bank and unsettled contingent consideration in connection with the Acquisitions. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by 17C.F.R. 229.10(f) (1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2015, management had not completely remediated the previously disclosed material weakness in internal controls related to the accounting for certain complex financial transactions, and the design and operating effectiveness of the financial reporting and closing process, in particular around the information technology. During the first quarter of 2016, the Company engaged an independent tax consultant to assist with the review of complex tax transactions and began utilizing Oracle E-Business instead of QuickBooks. The Company also began testing and evaluating the design and operating effectiveness of the control procedures which have been implemented over the past year. The Company concluded that these efforts should remediate the previously noted material weakness, upon completion of its testing for operating effectiveness.

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2016 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Other than management’s remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) of the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended March 31, 2016.

Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended March 31, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Program
January 1, 2016 through January 31, 2016	3,900	$0.92	3,900	$999,536
February 1, 2016 through February 29, 2016	403,982	$0.81	403,982	$669,132
March 1, 2016 through March 31, 2016	110,413	$0.87	110,413	$572,996
Total	518,295	$0.82	518,295

Of the total shares purchased from January 1, 2016 to January 31, 2016, 100 shares were purchased under a common stock repurchase program that was approved on December 15, 2015 and ended January 16, 2016. The remaining shares were purchased under the common stock repurchase program announced in January 2016 to purchase up to $1 million of our common stock. This program ends January 25, 2017.

The Company is prohibited from paying dividends on its common stock without the consent of its senior lender, Opus Bank.

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

Date: May 11, 2016

