Form 10-Q
period 2016-06-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2016-08-11
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At August 9, 2016, the registrant had 10,252,240 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “ forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating other businesses into our infrastructure;
●	our ability to retain our customers and revenue levels, including effectively migrating and keeping new customers acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing customers;
●	our ability to attract and retain key officers and employees, including Mahmud Haq and personnel critical to the transitioning and integration of our newly acquired businesses;
●	our ability to raise capital and obtain and maintain financing on acceptable terms;
●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
●	our ability to maintain operations in Pakistan and Poland in a manner that continues to enable us to offer competitively priced products and services;
●	our ability to keep and increase market acceptance of our products and services;
●	our ability to keep pace with a rapidly changing healthcare industry;
●	our ability to consistently achieve and maintain compliance with a myriad of Federal, State, foreign, local, payor and industry requirements, regulations, rules and laws;
●	our ability to protect and enforce intellectual property rights;
●	our ability to maintain and protect the privacy of customer and patient information.: and
●	our ability to meet continuing listing standards on the Nasdaq Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00.

The foregoing factors are in addition to the other risks described in this Quarterly Report on Form 10-Q, and in our other SEC filings.

We cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the U.S., we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or other investments or strategic transactions we may engage in.

All references to “MTBC,” “Medical Transcription Billing, Corp.,” “we,” “us,” “our” or the “Company” mean Medical Transcription Billing, Corp. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,618,921	$8,039,562
Accounts receivable - net of allowance for doubtful accounts of $298,000 and $250,000 at June 30, 2016 and December 31, 2015, respectively	2,156,152	2,211,979
Current assets - related party	24,738	13,200
Prepaid expenses and other current assets	452,798	621,492
Total current assets	9,252,609	10,886,233
Property and equipment - net	1,446,953	1,372,283
Intangible assets - net	4,660,520	5,379,404
Goodwill	9,430,994	8,971,994
Other assets	182,576	66,984
TOTAL ASSETS	$24,973,652	$26,676,898
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$548,707	$370,441
Accrued compensation	686,127	627,450
Accrued expenses	493,674	650,221
Deferred rent	50,203	37,987
Deferred revenue	83,546	73,520
Accrued liability to related party	10,700	10,700
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt	2,000,000	500,000
Notes payable - other (current portion)	221,118	582,023
Contingent consideration (current portion)	652,542	746,560
Dividend payable	159,236	159,236
Total current liabilities	6,905,853	5,758,138
Long - term debt, net of discount and debt issuance costs	5,334,470	4,836,384
Notes payable - other	179,543	66,539
Deferred rent	460,571	490,588
Deferred revenue	27,826	36,082
Contingent consideration	470,952	425,948
Deferred tax liability	244,610	171,269
Total liabilities	13,623,825	11,784,948
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 and 1,000,000 shares at June 30, 2016 and December 31, 2015, respectively; issued and outstanding 231,616 shares at June 30, 2016 and December 31, 2015	232	232
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 10,734,518 and 10,345,351 shares at June 30, 2016 and December 31, 2015, respectively; outstanding, 9,988,615 and 10,244,013 shares at June 30, 2016 and December 31, 2015, respectively	10,735	10,346
Additional paid-in capital	24,820,597	24,549,889
Accumulated deficit	(12,425,398)	(9,147,507)
Accumulated other comprehensive loss	(388,163)	(398,979)
Less: 745,903 and 101,338 common shares held in treasury, at cost at June 30, 2016 and December 31, 2015, respectively	(668,176)	(122,031)
Total shareholders’ equity	11,349,827	14,891,950
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,973,652	$26,676,898

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET REVENUE	$5,212,836	$5,966,204	$10,322,685	$12,104,063
OPERATING EXPENSES:
Direct operating costs	2,320,651	2,913,470	4,622,030	6,459,678
Selling and marketing	220,383	97,002	563,924	217,433
General and administrative	2,694,036	3,176,712	5,603,874	6,319,384
Research and development	209,396	165,248	400,182	330,175
Change in contingent consideration	(366,344)	(87,054)	(411,097)	(915,815)
Depreciation and amortization	1,205,147	1,202,381	2,418,657	2,361,924
Total operating expenses	6,283,269	7,467,759	13,197,570	14,772,779
OPERATING LOSS	(1,070,433)	(1,501,555)	(2,874,885)	(2,668,716)
OTHER:
Interest income	7,315	7,073	14,391	13,986
Interest expense	(168,596)	(43,687)	(309,954)	(85,872)
Other (expense) income - net	(24,442)	57,213	(26,514)	103,359
LOSS BEFORE INCOME TAXES	(1,256,156)	(1,480,956)	(3,196,962)	(2,637,243)
Income tax provision	38,149	6,422	80,929	16,045
NET LOSS	$(1,294,305)	$(1,487,378)	$(3,277,891)	$(2,653,288)

Preferred stock dividend	159,236	-	318,472	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,453,541)	$(1,487,378)	$(3,596,363)	$(2,653,288)
Loss per common share:
Basic and diluted loss per share	$(0.15)	$(0.15)	$(0.36)	$(0.27)
Weighted-average basic and diluted shares outstanding	10,002,864	9,719,858	10,043,894	9,703,568

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2016	2015	2016	2015
NET LOSS	$(1,294,305)	$(1,487,378)	$(3,277,891)	$(2,653,288)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(8,730)	267,811	10,816	(87,495)
COMPREHENSIVE LOSS	$(1,303,035)	$(1,219,567)	$(3,267,075)	$(2,740,783)

 (a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stock	Equity
Balance - January 1, 2016	231,616	$232	10,345,351	$10,346	$24,549,889	$(9,147,507)	$(398,979)	$(122,031)	$14,891,950
Net loss	-	-	-	-	-	(3,277,891)	-	-	(3,277,891)
Foreign currency translation adjustment	-	-	-	-	-	-	10,816	-	10,816
Restricted stock and RSUs vested	-	-	389,167	389	(389)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	589,569	-	-	-	589,569
Purchase of common stock	-	-	-	-	-	-	-	(546,145)	(546,145)
Preferred stock dividends	-	-	-	-	(318,472)	-	-	-	(318,472)
Balance - June 30, 2016	231,616	$232	10,734,518	$10,735	$24,820,597	$(12,425,398)	$(388,163)	$(668,176)	$11,349,827

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

	2016	2015
OPERATING ACTIVITIES:
Net loss	$(3,277,891)	$(2,653,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,418,657	2,361,924
Deferred rent	(19,065)	(5,200)
Deferred revenue	1,770	(17,476)
Provision for doubtful accounts	82,091	68,872
Foreign exchange loss (gain)	55,554	(86,446)
Interest accretion on debt	89,945	-
Stock-based compensation expense	621,801	324,258
Change in contingent consideration	(411,097)	(915,815)
CastleRock settlement payment	-	(110,000)
Changes in operating assets and liabilities:
Accounts receivable	(26,265)	301,567
Other assets	110,525	80,942
Accounts payable and other liabilities	28,770	(802,063)
Net cash used in operating activities	(325,205)	(1,452,725)
INVESTING ACTIVITIES:
Capital expenditures	(192,409)	(201,945)
Cash paid for acquisitions	(1,425,000)	(59,358)
Net cash used in investing activities	(1,617,409)	(261,303)
FINANCING ACTIVITIES:
Proceeds from long term debt, net of costs	1,908,141	-
Repayments of notes payable - other	(438,338)	(486,180)
Proceeds from line of credit	4,000,000	5,856,810
Repayments of line of credit	(4,000,000)	(4,071,810)
Registration statement costs	(90,145)	-
Preferred stock dividends paid	(318,472)	-
Purchase of common shares	(546,145)	-
Net cash provided by financing activities	515,041	1,298,820
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,932	(1,420)
NET DECREASE IN CASH	(1,420,641)	(416,628)
CASH - Beginning of the period	8,039,562	1,048,660
CASH - End of period	$6,618,921	$632,032
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$189,725	$35,965
Contingent consideration resulting from acquisitions	$420,000	$-
Dividends declared, not paid	$159,236	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$16,420	$9,759
Interest	$203,918	$109,937

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE and six MONTHS ENDED June 30, 2016 and 2015 (UnaUDITED)

1. Organization and Business

Medical Transcription Billing, Corp. (and together with its subsidiaries, “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records and other technology-driven practice management services to private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan. The Company also has a wholly-owned subsidiary in Poland and small offices in 4 other states.

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

2. LIQUIDITY

The Company generated net losses before tax of $3.2 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively, and $1.3 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities was $325,000 and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 the Company had $6.6 million of cash. In addition, the Company continues to reduce expenses, with the goal of increasing positive cash flow from operations.

The Company has a credit facility with Opus Bank, established in the third quarter of 2015, which provides additional liquidity. The credit facility includes term loans plus a line of credit that have a combined borrowing limit of $10 million, all of which were fully utilized as of June 30, 2016. The term loans expire September 1, 2019 and the line of credit expires September 1, 2018 unless renewed. The Company relies on the term loans and line of credit for working capital purposes. (See Note 8.)

The Company completed a preferred stock offering in November 2015 and raised approximately $4.7 million after expenses. An additional preferred stock offering was completed in July, 2016, which raised approximately $1.4 million after expenses. (See Note 17.) The preferred stock is redeemable at the Company’s option after five years, and is not subject to conversion, mandatory redemption or sinking fund provisions. Management believes that with the proceeds of the preferred stock offerings and the Opus Bank financing, the Company has adequate sources of cash to fund its anticipated cash requirements from operations through the next 12 months.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP — which requires only capital leases to be recognized on the balance sheet — the new ASU will require both types of leases to be recognized on the balance sheet. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2018 with earlier adoption permitted. The Company is currently evaluating the impact of this new standard.

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

4. ACQUISITIONS

2016 Acquisitions

On May 2, 2016, (the “RMB Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Renaissance Medical Billing, LLC (“RMB”), a Tennessee limited liability company, pursuant to which the Company purchased substantially all of the assets of RMB. The acquisition has been accounted for as a business combination. In accordance with the RMB APA, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The RMB Installment Payments are paid quarterly which commenced July, 2016. The aggregate preliminary purchase price for RMB was $365,000 which consisted of cash of $175,000 and contingent consideration of $190,000.

On February 15, 2016 (the “GCB Closing Date”), the Company entered into an APA with Gulf Coast Billing Inc., (“GCB”) a Texas corporation and a revenue cycle management company, pursuant to which the Company purchased substantially all of the assets of GCB. The acquisition has been accounted for as a business combination. The aggregate final purchase price for GCB was $1,480,000 which consisted of cash of $1,250,000 and contingent consideration of $230,000.

In accordance with the terms of the GCB APA, the Company paid $1,250,000 in initial cash consideration (“GCB Initial Payment”), on the GCB Closing Date. In addition, the Company will pay GCB twenty-eight percent (28%) of the gross fees earned and received by the Company from the acquired GCB customers for three (3) years, less the GCB Initial Payment (the “GCB Installment Payments”). The GCB Installment Payments are paid quarterly which commenced July 2016.

The above acquisitions added a significant number of clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired. The following table summarizes the purchase price allocation.

Allocation of Purchase Price:

	GCB	RMB*
Customer relationships	$1,100,000	$250,000
Goodwill	344,000	115,000
Non-compete agreement	20,000	-
Tangible assets	16,000	-
	$1,480,000	$365,000

*represents the preliminary purchase price allocation

In connection with the purchase of GCB and RMB, the fair value of the customer relationships was established using a form of the income approach known as the excess earnings method. Under the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits.

The weighted-average amortization period of the acquired intangible assets is 3 years.

Revenues earned from GCB were approximately $553,000 and $929,000 during the three and six months ended June 30, 2016, respectively. Revenue earned from RMB was approximately $119,000 during the three months ended June 30, 2016. The goodwill from the RMB and GCB acquisitions, (collectively the “2016 Acquisitions”), is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

2015 Acquisitions

On July 10, 2015, the Company entered into an APA with SoftCare Solutions, Inc., a Nevada corporation, which is the U.S. subsidiary of QHR Corporation (“QHR”), a publicly traded, Canada-based healthcare technology company. Pursuant to the SoftCare APA, the Company purchased substantially all of the assets of the RCM division of QHR Technologies, Inc. which represents SoftCare’s clearinghouse, electronic data interchange and billing divisions (collectively “SoftCare”). The acquisition was accounted for as a business combination.

The Company made an initial payment of $21,888 for SoftCare, which represented 5% of the trailing twelve months’ revenue from the customers of SoftCare (the “Acquired Customers”) less assumed liabilities totaling $58,127. In addition, on a semiannual basis for three years, the Company will pay QHR 30% of the gross fees earned and collected from the Acquired Customers (the “Revenue Share Payment”). The Company’s obligation to make Revenue Share Payments is contingent upon achieving positive cash flow from SoftCare, as defined in the SoftCare APA. Additionally, after 36 months, the Company will pay QHR an amount equal to 5% of the gross fees earned and received by the Company from the Acquired Customers during the 12 month period beginning on the second anniversary of the closing date of July 10, 2015. The aggregate purchase price of $705,248 consisted of cash of $21,888, deferred revenue of $58,127 and contingent consideration of $625,233.

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

Revenues earned from the SoftCare and Med Tech acquisitions, (collectively the “2015 Acquisitions”) were approximately $484,000 and $1,055,000 during the three and six months ended June 30, 2016, respectively. The 2015 Acquisitions were completed after June 30, 2015, so no revenue was earned from the 2015 Acquisitions during the three and six months ended June 30, 2015.

2014 Acquisitions

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), and (collectively the “2014 Acquisitions”). The 2014, 2015 and 2016 Acquisitions are collectively referred to as the (“Acquisitions”).

Under each purchase agreement for the 2014 Acquisitions, the Company was required to issue or entitled to cancel shares issued in the event acquired customer revenues for the 12 months following the closing of the acquisition are above or below a specified threshold. As of June 30, 2016, only 248,625 shares due to Practicare remain unresolved and those shares continue to be held in escrow.

Pro forma financial information

The unaudited pro forma information below represents condensed consolidated results of operations as if the acquisitions of RMB, SoftCare and GCB occurred on January 1, 2015. The results of operations of Med Tech were not significant and not included in the pro forma information. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenue	$5,280,802	$7,813,376	$11,046,331	$15,795,783
Net loss attributable to common shareholders	$(1,442,000)	$(2,409,652)	$(3,669,187)	$(4,060,596)
Net loss per common share	$(0.14)	$(0.25)	$(0.37)	$(0.42)

5. GOODWILL AND Intangible Assets – NET

The following is the summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning gross balance	$8,971,994	$8,560,336
Acquisitions	459,000	411,658
Ending gross balance	$9,430,994	$8,971,994

Intangible assets - net as of June 30, 2016 and December 31, 2015 consist of following:

	June 30, 2016	December 31, 2015
Contracts and relationships acquired	$13,516,546	$12,166,546
Non-compete agreements	1,226,272	1,206,272
Other intangible assets	577,612	488,082
Total intangible assets	15,320,430	13,860,900
Less: Accumulated amortization	(10,659,910)	(8,481,496)
Intangible assets - net	$4,660,520	$5,379,404

Amortization expense was $2,178,195 and $2,163,324 for the six months ended June 30, 2016 and 2015, respectively, and $1,081,802 and $1,096,576 for the three months ended June 30, 2016 and 2015, respectively. The weighted-average amortization period is three years.

As of June 30, 2016, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2016 (six months)	$1,867,664
2017	2,131,866
2018	585,685
2019	75,305
Total	$4,660,520

6. Concentrations

Financial Risks — As of June 30, 2016 and December 31, 2015, the Company held Pakistani rupees of 75,984,836, (US $725,212) and Pakistani rupees of 78,891,565 (US $750,880), respectively, in the name of its subsidiary at a bank in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

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

The carrying amounts of net assets located in Pakistan were $1,435,820 and $1,049,501 as of June 30, 2016 and December 31, 2015, respectively. These balances exclude intercompany receivables of $3,974,843 and $3,434,687 as of June 30, 2016 and December 31, 2015, respectively. The following is a summary of the net assets located in Pakistan as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Current assets	$924,469	$908,554
Non-current assets	1,304,215	1,297,294
	2,228,684	2,205,848
Current liabilities	(748,569)	(1,131,306)
Non-current liabilities	(44,295)	(25,041)
	$1,435,820	$1,049,501

The net assets located in Poland were not significant at June 30, 2016 or December 31, 2015.

7. NET LOss per COMMON share

The following table presents our basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and Diluted:
Net loss attributable to common shareholders	$(1,453,541)	$(1,487,378)	$(3,596,363)	$(2,653,288)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	10,002,864	9,719,858	10,043,894	9,703,568
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.15)	$(0.15)	$(0.36)	$(0.27)

The unvested restricted stock units (“RSUs”) have been excluded from the above calculation as they were anti-dilutive. Vested RSUs and restricted shares have been included in the above calculations.

The net loss per share-diluted excludes both the 248,625 and 1,287,529 of contingently issued shares at June 30, 2016 and 2015, respectively, and the 100,000 warrants granted to Opus Bank in September 2015, as the effect would be anti-dilutive.

8. Debt

Opus Bank — On September 2, 2015, the Company entered into a credit agreement with Opus Bank (“Opus”). Opus extended three credit facilities totaling $10 million to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit; and (3) an additional $4 million of term loans that were subsequently issued.

The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all Opus loans will equal the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused revolving line of credit is 0.5% per annum. The term loans mature on September 1, 2019 and the revolving line of credit will terminate on September 1, 2018, unless extended. As of June 30, 2016, all of the term loans and the line of credit have been fully utilized. Beginning October 1, 2016 the term loans require total monthly principal payments of $222,222 per month through the end of the loan period.

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

The Opus credit agreement contains various covenants and conditions governing the long term debt and line of credit. As of June 30, 2016, the Company was in compliance with all the covenants contained in the Opus credit agreement. During July 2016, the Opus credit agreement was modified to amend covenants regarding certain financial ratios to be maintained during the remaining term of the loan, providing the Company with additional flexibility. In exchange for the modification, the Company paid a fee of $25,000 to Opus and issued additional warrants for Opus to purchase 100,000 shares of its common stock at a strike price equal to $5.00 per share, with similar terms to the previous warrants issued.

Total debt issuance costs were $602,000 and recorded as an offset to the face amount of the loans. During the six months ended June 30, 2016 approximately $92,000 of debt issuance costs were capitalized in connection with the final portion of the additional $4.0 million term loan received in the period. Discounts from the face amount of the loans are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus as of June 30, 2016 is approximately 7.35%.

The Opus term loans at June 30, 2016 are recorded at their accredited value and consist of the following:

Face amount of the loans	$8,000,000
Unamortized debt issuance costs	(500,737)
Unamortized discount on loan fees	(80,781)
Unamortized discount of amount allocated to warrants	(84,012)
Balance at June 30, 2016	$7,334,470

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 5 year terms and were issued at current market rates.

Bank Direct Capital Finance — The Company financed certain insurance purchases over the term of the policy life. The interest rate charged is 6.6%.

Obligation for customer relationships — During November 2015, the Company purchased customer relationship from a medical billing company for $435,000. Through June 30, 2016, approximately $284,000 was paid and the balance will be paid without interest during 2016, subject to modification as specified in the purchase agreement.

Maturities of the outstanding notes payable, term loans and other obligations as of June 30, 2016 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Bank Term Loans	Obligation for Customer Relationships	Total
2016 (six months)	$34,256	$666,666	$151,297	$852,219
2017	71,424	2,666,667	-	2,738,091
2018	63,399	2,666,667	-	2,730,066
2019	40,389	2,000,000	-	2,040,389
Thereafter	39,896	-	-	39,896
Total	$249,364	$8,000,000	$151,297	$8,400,661

9. SHAREHOLDERS’ EQUITY

Treasury stock

On December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the program, the Company was authorized to repurchase up to $500,000 of its common stock through January 16, 2016. Under the repurchase program, through December 31, 2015 the Company repurchased 101,338 shares of common stock for an aggregate cost of $122,031. On January 25, 2016, the Board of Directors of the Company approved a $1,000,000 stock repurchase program. Under this program, the Company may repurchase up to $1,000,000 of its common stock through January 25, 2017. Repurchases will depend upon a variety of factors, such as price, market conditions, volume limitations on purchases, other regulatory requirements and other corporate considerations, as determined by the Company. The repurchase program does not require the purchase of any minimum number of shares and may be modified, suspended or discontinued at any time. The Company has financed stock repurchases with existing cash balances. During the six months ended June 30, 2016, the Company repurchased 644,565 shares of its common stock under both of the above programs at an aggregate cost of $546,145. All of the repurchased shares have been recorded as treasury stock.

Preferred Stock

In November 2015, the Company completed a public preferred stock offering whereby 231,616 shares of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) were sold at $25.00 per share. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of June 30, 2016, the Board of Directors has declared monthly dividends on the Preferred Stock payable through August, 2016.

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

During July 2016, the Company issued additional Preferred Stock and received net proceeds of approximately $1.4 million.

10. Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the condensed consolidated financial position, results of operations or cash flows of the Company.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases for office space as of June 30, 2016 are as follows:

Years Ending
December 31	Total
2016 (six months)	$124,012
2017	78,320
Total	$202,332

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to $378,600 and $426,248 for the six months ended June 30, 2016 and 2015, respectively, and $193,504 and $179,354 for the three months ended June 30, 2016 and 2015, respectively. This includes amounts for related party leases described in Note 11.

11. Related PARTIES

The Company recorded interest expense on the loan from the CEO of $16,318 for the six months ended June 30, 2015, and $8,204 for the three months ended June 30, 2015. This loan was repaid in full on September 2, 2015.

The Company had sales to a related party, a physician who is the wife of the CEO. Revenues from this customer were approximately $8,488 and $8,630 for the six months ended June 30, 2016 and 2015, respectively, and $4,552 and $4,276 for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the receivable balance due from this customer was $1,716 and $1,402, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $64,200 for both the six months ended June 30, 2016 and 2015 and $32,100 for both the three months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the Company had a liability outstanding to KAI of $10,700, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the six months ended June 30, 2016 and 2015 was $88,791 and $87,541, respectively, and $44,412 and $43,743 for three months ended June 30, 2016 and 2015, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of both June 30, 2016 and December 31, 2015. The June 30, 2016 balance also includes prepaid rent of $11,538. There was no prepaid rent paid to the CEO at December 31, 2015.

12. Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for six months ended June 30, 2016 and 2015 were $48,579 and $48,360, respectively, and $23,483 and $24,798 for the three months ended June 30, 2016 and 2015, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the six months ended June 30, 2016 and 2015 were $60,749 and $56,919, respectively, and $29,753 and $29,214 for the three months ended June 30, 2016 and 2015, respectively.

13. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of June 30, 2016, 365,700 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors, including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

The Compensation Committee of the Board of Directors approved the issuance of a total of 225,000 restricted shares of common stock, with vesting contingent on meeting 2015 financial objectives, to three senior executives. The outside members of the Board of Directors were also awarded a total of 100,000 restricted shares of common stock with the same vesting. During March 2016, all of the restricted shares vested upon the achievement of specified operating results and are included in the issued and outstanding common shares as of June 30, 2016.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For RSUs classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end of period common stock price. The amount of RSUs classified as a liability was $54,979 and $32,764 at June 30, 2016 and December 31, 2015, respectively, and is included in accrued compensation in the condensed consolidated balance sheet. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2016:

Stock-based compensation included in the Condensed Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations:	2016	2015	2016	2015

Direct operating costs	$2,583	$7,364	$5,338	$12,113
General and administrative	122,046	177,178	600,612	298,298
Research and development	1,396	12,592	3,143	13,847
Selling and marketing	6,354	-	12,708	-
Total stock-based compensation expense	$132,379	$197,134	$621,801	$324,258

The following table summarizes transactions for RSUs and restricted stock under the 2014 Plan for the six months ended June 30, 2016:

Outstanding and unvested at January 1, 2016	386,733
Granted	413,200
Vested	(400,833)
Forfeited	(8,000)
Outstanding and unvested at June 30, 2016	391,100

14. INCOME TAXES

The tax provision for the six months ended June 30, 2016 and 2015 was $80,929 and $16,045, respectively, and $38,149 and $6,422 during the three months ended June 30, 2016 and 2015, respectively. Due to the valuation allowance recorded against all net deferred tax assets, no income tax benefit was recorded for the three and six months ended June 30, 2016 and 2015. The provision for the three and six months ended June 30, 2016 and 2015 represents state minimum taxes, taxes attributable to Pakistan and for the three and six months ended June 30, 2016, a deferred tax provision of $36,763 and $73,341 related to the amortization of goodwill. Goodwill is not amortized for financial reporting purposes; however, it is deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility of this indefinitely-lived asset. The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. This deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with Accounting Standards Codification (“ASC”) 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of June 30, 2016 and December 31, 2015.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

15. OTHER (EXPENSE) INCOME – NET

Other (expense) income - net for the six months ended June 30, 2016 and 2015 and for the three months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Foreign exchange (loss) gain	$(28,619)	$45,547	$(55,554)	$77,020
Other	4,177	11,666	29,040	26,339
Other (expense) income - net	$(24,442)	$57,213	$(26,514)	$103,359

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivable for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2016 and December 31, 2015, the carrying amounts of cash, receivables and accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Our notes payable, line of credit and term loans are carried at cost and approximate fair value since the interest rates being charged approximates market rates.

Contingent Consideration

The Company’s contingent consideration of $1,123,494 and $1,172,508 as of June 30, 2016 and December 31, 2015, respectively, are Level 3 liabilities. The fair value of the contingent consideration at June 30, 2016 and December 31, 2015 was primarily driven by estimates of revenue recognized and collected payments from acquired customers, the passage of time, the associated discount rate and for one acquisition, the price of the Company’s common stock on the NASDAQ Capital Market.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Financial instruments measured at fair value on a recurring basis:

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended
	2016	2015
Balance - January 1,	$1,172,508	$2,626,323
2016 Acquisitions	420,000	-
Change in fair value	(411,097)	(782,936)
Payments	(57,917)	-
Balance - June 30,	$1,123,494	$1,843,387

17. SUBSEQUENT EVENTS

Effective July 1, 2016, (the “WFS Closing Date”), the Company entered into an APA with WFS Services, Inc., (“WFS”) a New Jersey domiciled company, pursuant to which the Company purchased substantially all of the assets of WFS. In accordance with the WFS APA, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning in July, 2016 subject to proportionate adjustment if annualized revenues decrease below a specified threshold. In addition, the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS APA, generated from the WFS accounts acquired for three years.

During July, 2016, the Company completed an additional offering of its Series A Preferred Stock, raising approximately $1.4 million after underwriting commission and expenses. At the same time, the Company modified the covenants in the Opus credit agreement, providing additional flexibility for financing working capital. In exchange for the modification, the Company paid a fee of $25,000 to Opus and issued additional warrants for Opus to purchase 100,000 shares of its common stock at a strike price equal to $5.00 per share, with similar terms to the previous warrants issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings and industry vendors. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of approximately 1,500 people in Pakistan, as of June 2016, where we believe labor costs are approximately one-half the cost of comparable India-based employees, and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges, including the Affordable Care Act, on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

●	Practice management software and related tools, which facilitate the day-to-day operation of a medical practice;

●	Electronic health records (or EHR), which are easy to use, highly ranked, and allow our customers to reduce paperwork and qualify for government incentives;

●	Revenue cycle management (or RCM) services, which include end-to-end medical billing, analytics, and related services; and

●	Mobile Health (or mHealth) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

Adoption of our solutions requires only a modest upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is calculated as a percentage of a practice’s healthcare-related revenues plus a one-time setup fee, and is among the lowest in the industry.

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

We acquired certain assets (primarily customer relationships) of two small companies during the first half of 2016. In conjunction with these acquisitions and partnerships, we hired or retained a small number of talented employees and contractors who we are leveraging to support our growth.

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

Our Pakistan operations accounted for approximately 33% of total expenses for the six months ended June 30, 2015 and 32% of expenses for the six months ended June 30, 2016. A significant portion of those expenses were personnel-related costs (approximately 81% for the six months ended June 30, 2015 and 75% for the six months ended June 30, 2016). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the companies that we acquired or signed revenue-sharing arrangements with use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

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

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

●	Income tax expense or the cash requirements to pay our taxes;

●	Interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including cash-settled awards, based on changes in the stock price;

●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;

●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other costs related to specific transactions; and

●	Changes in contingent consideration.

Set forth below is a presentation of our Adjusted EBITDA and Adjusted EBITDA Margin, which represents Adjusted EBITDA as a percentage of net revenue for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$5,212,836	$5,966,204	$10,322,685	$12,104,063

GAAP net loss	$(1,294,305)	$(1,487,378)	$(3,277,891)	$(2,653,288)

Provision for income taxes	38,149	6,422	80,929	16,045
Net interest expense	161,281	36,614	295,563	71,886
Other expense (income)-net	24,442	(57,213)	26,514	(103,359)
Stock-based compensation expense	132,379	197,134	621,801	324,258
Depreciation and amortization	1,205,147	1,202,381	2,418,657	2,361,924
Integration and transaction costs	113,314	93,255	325,061	93,255
Change in contingent consideration	(366,344)	(87,054)	(411,097)	(915,815)
Adjusted EBITDA	$14,063	$(95,839)	$79,537	$(805,094)

Adjusted EBITDA Margin	0.3%	(1.6%)	0.8%	(6.7%)

Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including cash-settled awards, based on changes in the stock price;

●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other costs related to specific transactions;

●	Changes in contingent consideration; and

●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GAAP net loss	$(1,294,305)	$(1,487,378)	$(3,277,891)	$(2,653,288)

Other expense (income)-net	24,442	(57,213)	26,514	(103,359)
Stock-based compensation expense	132,379	197,134	621,801	324,258
Amortization of purchased intangible assets	1,055,535	1,088,865	2,127,125	2,148,876
Integration and transaction costs	113,314	93,255	325,061	93,255
Change in contingent consideration	(366,344)	(87,054)	(411,097)	(915,815)
Income tax expense related to goodwill	36,763	-	73,341	-
Non-GAAP Adjusted Net Income	$(298,216)	$(252,391)	$(515,146)	$(1,106,073)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GAAP net loss per share	$(0.15)	$(0.15)	$(0.36)	$(0.27)

GAAP net loss per end-of-period share	(0.13)	(0.14)	(0.32)	(0.24)
Other (expense)	0.00	0.00	0.00	(0.01)
Stock-based compensation expense	0.01	0.02	0.06	0.03
Amortization of purchased intangible assets	0.12	0.10	0.21	0.19
Integration and transaction costs	0.01	0.01	0.03	0.01
Change in contingent consideration	(0.04)	(0.01)	(0.04)	(0.08)
Income tax expense related to goodwill	0.00	0.00	0.01	0.00
Non-GAAP Adjusted Net Income per Share	$(0.03)	$(0.02)	$(0.05)	$(0.10)

End-of-period shares	10,237,240	11,009,503	10,237,240	11,009,503

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of June 30, 2016 and December 31, 2015, including the shares which were issued but have not been settled, and considered contingent consideration, in order to provide insight into the results considering the total number of shares which were issued at the time of the acquisitions. Accordingly, the end-of-period shares include 248,625 and 1,287,529 of contingently issuable shares at June 30, 2016 and 2015, respectively.

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

Set forth below are our key operating and financial metrics for customers using our platform, which excludes acquired customers who have not migrated to our platform. Practices using our platform accounted for approximately 69% of our revenue for the six months ended June 30, 2015 and approximately 71% for the six months ended June 30, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Our first-time acceptance rate is 96% for the twelve months ended June 30, 2016, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the twelve months ended June 30, 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 33 days for primary care and 38 days for combined specialties for the twelve months ended June 30, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2015.

Providers and Practices Served. As of June 30, 2016, we served approximately 1,880 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 770 practices. In addition, we served approximately 180 clients who were not medical practices, but are service organizations who serve the healthcare community. As of June 30, 2015, we served approximately 1,760 providers representing 817 practices.

Sources of Revenue

Revenue: We primarily derive our revenues primarily as a percentage of payments collected by our customers that use our comprehensive product suite, which includes revenue cycle management as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 88% and 87% of our revenues during the three months and six months ended June 30, 2016, respectively, and 96% and 95% of our revenues during the three months and six months ended June 30, 2015, respectively.

On July 28, 2014, the Company acquired Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc., (collectively the “2014 Acquisitions”). On July 10, 2015, the Company acquired SoftCare Solutions, Inc. and on August 31, 2015, the Company acquired Med Tech Professional Billing, (collectively referred to as the “2015 Acquisitions”). On February 15, 2016, the Company acquired Gulf Coast Billing Inc., (“GCB”) and on May 2, 2016, the Company acquired Renaissance Medical Billing, LLC (“RMB”), (collectively referred to as the “2016 Acquisitions”). The 2014, 2015 and 2016 Acquisitions are (collectively referred to as the “Acquisitions”). Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations.

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

Change in Contingent Consideration. The change in contingent consideration represents the change in the value of the shares in escrow, pending release to the seller of one of the 2014 Acquisitions, and the change in the estimated future payments to the sellers of the 2015 and 2016 Acquisitions.

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

Income Tax. We estimate income taxes in each of the jurisdictions in which we operate. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of June 30, 2016 and December 31, 2015.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	44.5%	48.8%	44.8%	53.4%
Selling and marketing	4.2%	1.6%	5.5%	1.8%
General and administrative	51.7%	53.2%	54.3%	52.2%
Change in contingent consideration	(7.0)%	(1.5)%	(4.0)%	(7.6)%
Research and development	4.0%	2.8%	3.9%	2.7%
Depreciation and amortization	23.1%	20.2%	23.4%	19.5%
Total operating expenses	120.5%	125.1%	127.9%	122.0%

Operating loss	(20.5)%	(25.1)%	(27.9)%	(22.0)%

Interest expense — net	3.1%	0.6%	2.9%	0.6%
Other (expense) income - net	(0.5)%	1.0%	(0.3)%	0.9%
Loss before income taxes	(24.1)%	(24.7)%	(31.1)%	(21.7)%
Income tax provision	0.7%	0.1%	0.8%	0.1%
Net loss	(24.8)%	(24.8)%	(31.9)%	(21.8)%

Comparison of the three and six months ended June 30, 2016 and 2015

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues	$5,212,836	$5,966,204	$(753,368)	(13)%	$10,322,685	$12,104,063	$(1,781,378)	(15)%

Revenue. Total revenue of $5.2 million and $10.3 million for the three months and six months ended June 30, 2016 decreased by $753,000 or 13% and $1.8 million or 15% from revenue of $6.0 million and $12.1 million for the three and six months ended June 30, 2015, respectively. The decrease was primarily due to $3.5 million of less revenue recognized from customers acquired in the 2014 Acquisitions during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, which was partially offset by additional revenues associated with the 2016 and 2015 Acquisitions and a revenue share agreement entered into in 2015 during the six months ended June 30, 2016.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Direct operating costs	$2,320,651	$2,913,470	$(592,819)	(20)%	$4,622,030	$6,459,678	$(1,837,648)	(28)%
Selling and marketing	220,383	97,002	123,381	127%	563,924	217,433	346,491	159%
General and administrative	2,694,036	3,176,712	(482,676)	(15)%	5,603,874	6,319,384	(715,510)	(11)%
Research and development	209,396	165,248	44,148	27%	400,182	330,175	70,007	21%
Change in contingent consideration	(366,344)	(87,054)	(279,290)	321%	(411,097)	(915,815)	504,718	(55)%
Depreciation	123,345	105,805	17,540	17%	240,462	198,600	41,862	21%
Amortization	1,081,802	1,096,576	(14,774)	(1)%	2,178,195	2,163,324	14,871	1%
Total operating expenses	$6,283,269	$7,467,759	$(1,184,490)	(16)%	$13,197,570	$14,772,779	$(1,575,209)	(11)%

Direct Operating Costs. Direct operating costs of $2.3 million and $4.6 million for the three and six months ended June 30, 2016, respectively, decreased by $593,000 or 20% and $1.8 million or 28% from direct operating costs of $2.9 million and $6.5 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, salary cost in the U.S. decreased by $271,000 or 28% and $1.1 million or 43% compared to the three and six months ended June 30, 2015, respectively, due to a decrease in the number of employees.

Salary and related cost in Pakistan decreased by $529,000 or 25% for the six months ended June 30, 2016 and increased by $1.2 million or 116% for the six months ended June 30, 2015 as a result of reducing the number of employees in Pakistan to coincide with the reduction in revenue. Referral fees from revenue share arrangements decreased by $109,000 or 81% and $190,000 or 78% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.

Selling and Marketing Expense. Selling and marketing expense of $220,000 and $564,000 for the three and six months ended June 30, 2016, respectively, increased by $123,000 or 127% and $347,000 or 159% from selling and marketing expense of $97,000 and $217,000 for the three and six months ended June 30, 2015, respectively. This is primarily related to an increased investment in marketing, business development and sales resources to expand our market share and build on our existing customer base.

General and Administrative Expense. General and administrative expense of $2.7 million and $5.6 million for the three and six months ended June 30, 2016, respectively, decreased by $483,000 or 15% and $716,000 or 11% from general and administrative expense of $3.2 million and $6.3 million for the three and six months ended June 30, 2015, respectively. In addition to salary decreasing by $270,000 and $221,000 for the three and six months ended June 30, 2016, respectively, due to a decrease in the number of G&A employees, the integration of the 2014 and 2015 Acquisitions was completed resulting in expense reductions related to the closing of offices and reducing third party expenses such as computer expenses, accommodation costs, office costs and insurance expenses.

Research and Development Expense. Research and development expense of $209,000 and $400,000 for the three and six months ended June 30, 2016, respectively, increased by $44,000 or 27% and $70,000 or 21% from research and development expense of $165,000 and $330,000 for the three and six months ended June 30, 2015, respectively, as a result of adding additional technical employees in Pakistan.

Change in Contingent Consideration. The change in the contingent consideration was $366,000 and $411,000 for the three and six months ended June 30, 2016, respectively, and reflects the decrease in the liability reflecting the value of shares issued to Practicare which have not been released from escrow, resulting from a decrease in the price of the Company’s common stock during the period. The change in contingent consideration also includes a decrease in the estimated value of the amounts to be paid for the SoftCare and Med Tech acquisitions, based on decreased estimates of revenue from these acquisitions. The change in the contingent consideration for the six months ended June 30, 2015 was $916,000 and included both a $783,000 decrease in the value of shares issued to Practicare and Omni which had both not been released from escrow at that time, and $133,000 related to CastleRock’s forfeiture of shares.

Depreciation. Depreciation of $123,000 and $240,000 for the three and six months ended June 30, 2016, respectively, increased by $18,000 or 17% and $42,000 or 21% from depreciation of $106,000 and $199,000 for the three and six months ended June 30, 2015, respectively, as a result of the Company purchasing additional fixed assets.

Amortization Expense. Amortization expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively, was comparable with the amortization expense for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, amortization expense from the 2015 Acquisitions and the acquisition of GCB was offset by certain intangibles acquired in prior years becoming fully amortized.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Interest income	$7,315	$7,073	$242	3%	$14,391	$13,986	$405	3%
Interest expense	(168,596)	(43,687)	(124,909)	286%	(309,954)	(85,872)	(224,082)	261%
Other (expense) income - net	(24,442)	57,213	(81,655)	(143%)	(26,514)	103,359	(129,873)	(126%)
Income tax provision	38,149	6,422	31,727	494%	80,929	16,045	64,884	404%

Interest income. Interest income of $7,000 and $14,000 for the three and six months ended June 30, 2016, respectively, was consistent with the amounts of interest income for the three and six months ended June 30, 2015, respectively, as it primarily represents late payment fees from customers.

Interest expense. Interest expense of $169,000 and $310,000 for the three and six months ended June 30, 2016, respectively, increased by $125,000 or 286% and $224,000 or 261% from interest expense of $44,000 and $86,000 for the three and six months ended June 30, 2015, respectively, primarily as a result of additional borrowings on the Opus Bank term loans plus the revolving line of credit effective September 2, 2015. As of June 30, 2016, the Company utilized all of its $10 million Opus credit facility compared with its $3.0 million line of credit with TD Bank as of June 30, 2015.

Other (expense) income - net. Other (expense) - net of ($24,000) and ($27,000) for the three and six months ended June 30, 2016, respectively, compared to other income - net of $57,000 and $103,000 for the three and six months ended June 30, 2015, respectively. The net decreases of $82,000 and $130,000 primarily relate to changes in the foreign exchange rates.

Income tax provision. There was a $38,000 and $81,000 income tax provision for the three and six months ended June 30, 2016, respectively, compared to a provision of $6,000 and $16,000 for the three and six months ended June 30, 2015, respectively. Included in the tax provision for the three and six months ended June 30, 2016 is a $37,000 and $73,000 deferred income tax provision related to the amortization of goodwill. The pre-tax loss for the three months ended June 30, 2016 decreased from $1.5 million to $1.3 million and the pre-tax loss for the six months ended June 30, 2016 increased to $3.2 million from $2.6 million. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2016 and 2015.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by/(used in) operating activities	$78,422	$(155,411)	$(325,205)	$(1,452,725)
Net cash used in investing activities	(264,763)	(177,715)	(1,617,409)	(261,303)
Net cash (used in)/provided by financing activities	(548,964)	(231,353)	515,041	1,298,820
Effect of exchange rate changes on cash	(12,876)	10,568	6,932	(1,420)
Net decrease in cash	(748,181)	(553,911)	(1,420,641)	(416,628)

The Company raised approximately $4.7 million of net proceeds from a public preferred stock offering in November 2015, and raised approximately $1.4 million of net proceeds from additional sales of the same preferred stock in July 2016. In September 2015, the Company secured a $10 million credit facility from Opus Bank, including an initial $4.0 million term loan and a $2.0 million revolving line of credit. The proceeds of the term line were used to repay the TD line of credit and other notes payable. Additional term loans totaling $4.0 million from Opus Bank were received in late 2015 and in March 2016. With positive cash flows from operations during the three months ended June 30, 2016, we believe we will have sufficient cash to meet our working capital and capital expenditures requirements for at least the next 12 months.

Operating Activities

Cash used in operating activities was $325,000 during the six months ended June 30, 2016, compared to $1.5 million during the six months ended June 30, 2015. Cash generated from operating activities was $78,000 during the three months ended June 30, 2016, compared to $155,000 of cash used in operating activities during the three months ended June 30, 2015. The net loss increased by $625,000 during the six months ended June 30, 2016, primarily caused by non-cash items: a decrease of $497,000 in the change in contingent consideration, a $298,000 increase in stock-based compensation, and $57,000 of additional depreciation and amortization. Cash operating expenses decreased by $472,000 more than the decline in revenue from the six months ended June 30, 2015 to the six months ended June 30, 2015.

Accounts receivable increased by $328,000 in the six months ended June 30, 2016, compared with a decrease in accounts receivable of $302,000 for the six months ended June 30, 2015, and accounts payable, accrued compensation and accrued expenses increased by $838,000 during the six months ended June 30, 2016, compared with a decrease of $802,000 for the six months ended June 30, 2015. The decrease in accounts receivable was related to the decrease in revenue.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2016 was $1.6 million, an increase of $1.4 million as compared to $261,000 during the six months ended June 30, 2015, primarily due to the initial payment of $1.3 million and $175,000 for the GCB and RMB acquisitions, respectively. For GCB, this amount will be deducted evenly from each of the 12 quarterly payments required to be made to the seller beginning in July 2016. The quarterly payments are based on 28% of revenue. For RMB, the initial payment will be recovered before any payments are made by the Company. Quarterly payments to RMB began in July, 2016 and are based on 27% of revenue.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $515,000, compared to $1.3 million during the six months ended June 30, 2015. The cash provided by financing activities in 2016 includes $2.0 million of additional term loan borrowings from Opus Bank, offset by a $438,000 repayment of notes payable, $318,000 of preferred stock dividends and $546,000 of purchases of common stock as part of our stock repurchase program. The cash provided by financing activities for 2015 represented borrowings and repayment on the former TD Bank line of credit and $486,000 of repayment of notes payable. Average monthly borrowings from our revolving lines of credit were $2.2 million for the six months ended June 30, 2015, compared to $178,000 for the six months ended June 30, 2016.

Our line of credit with Opus expires on September 1, 2018, unless renewed. As of June 30, 2016, $2.0 million was drawn on the line. Our term loans with Opus mature on September 1, 2019 and require monthly principal payments commencing October 1, 2016 of $222,000 per month through the end of the loan period.

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Nasdaq Listing Compliance

On June 24, 2016, the “Company received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5810(b), as the closing bid price of the Company’s common stock has been below the minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “MTBC” or of the Company’s Series A Preferred Stock on the Nasdaq Capital Market under the symbol “MTBCP.”

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), the Company has an initial period of 180 days, or until December 21, 2016, to regain compliance with the minimum closing bid price requirement, which requires the closing bid for the common stock meet or exceed $1.00 per share for a minimum of ten consecutive business days during this period. In the event the Company fails to meet this threshold it may be eligible for an additional 180 day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for the Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the closing bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. The Company’s failure to regain compliance during this period could result in delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f) (1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2015, management had not completely remediated the previously disclosed material weakness in internal controls related to the accounting for certain complex financial transactions, and the design and operating effectiveness of the financial reporting and closing process, in particular around the information technology. During the first quarter of 2016, the Company engaged an independent tax consultant to assist with the review of complex tax transactions and began utilizing Oracle E-Business instead of QuickBooks. The Company tested the operating effectiveness of these enhanced controls during the second quarter of 2016.

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2016 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, the Company tested and evaluated the design and operating effectiveness of the control procedures which have been implemented over the past year regarding the accounting for certain complex transactions and the design and operating effectiveness of the financial reporting and closing process. As a result of implementing these enhanced controls, the Company concluded that these efforts have remediated the previously noted material weakness.

Other than management’s remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 (f) and 15d-15 (f) of the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors

Pursuant to the instructions of Item 1A of Form 10-Q, a smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended June 30, 2016.

Purchases of Equity Securities

The following table summarizes our purchases of common stock in the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Program
April 1, 2016 through April 30, 2016	126,270	$0.94	126,270	$453,974
May 1, 2016 through May 31, 2016	-	-	-	-
June 1, 2016 through June 30, 2016	-	-	-	-
Total	126,270	$0.94	126,270

The above shares were purchased under the common stock repurchase program announced in January 2016 to purchase up to $1 million of our common stock. This program ends January 25, 2017.

The Company is prohibited from paying dividends on its common stock without the consent of its senior lender, Opus Bank.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (as amended).

3.2	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.§1350.

32.2*	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 11, 2016

