Form 10-Q
period 2016-09-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2016-11-10
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

At November 4, 2016, the registrant had 10,300,378 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures, expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

These forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating other businesses into our infrastructure;

●	our ability to retain our customers and revenue levels, including effectively migrating and keeping new customers acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing customers;

●	our ability to attract and retain key officers and employees, including Mahmud Haq and personnel critical to the transitioning and integration of our newly acquired businesses;

●	our ability to raise capital and obtain and maintain financing on acceptable terms;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to maintain operations in Pakistan and Poland in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep and increase market acceptance of our products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of Federal, State, foreign, local, payor and industry requirements, regulations, rules and laws;

●	our ability to protect and enforce intellectual property rights;

●	our ability to maintain and protect the privacy of customer and patient information; and

●	our ability to meet continuing listing standards on the Nasdaq Capital Market, including its requirement that the minimum bid price for our own common stock be at or above $1.00.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,110,495	$8,039,562
Accounts receivable - net of allowance for doubtful accounts of $291,000 and $250,000 at September 30, 2016 and December 31, 2015, respectively	2,136,747	2,211,979
Current assets - related party	24,988	13,200
Prepaid expenses and other current assets	658,117	621,492
Total current assets	9,930,347	10,886,233
Property and equipment - net	1,401,099	1,372,283
Intangible assets - net	3,929,856	5,379,404
Goodwill	9,473,765	8,971,994
Other assets	97,147	66,984
TOTAL ASSETS	$24,832,214	$26,676,898
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$592,381	$370,441
Accrued compensation	587,668	627,450
Accrued expenses	564,823	650,221
Deferred rent (current portion)	56,877	37,987
Deferred revenue (current portion)	54,869	73,520
Accrued liability to related party	10,700	10,700
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt	2,666,667	500,000
Notes payable - other (current portion)	380,076	582,023
Contingent consideration (current portion)	541,134	746,560
Dividend payable	202,578	159,236
Total current liabilities	7,657,773	5,758,138
Long - term debt, net of discount and debt issuance costs	4,645,216	4,836,384
Notes payable - other	161,610	66,539
Deferred rent	445,649	490,588
Deferred revenue	21,821	36,082
Contingent consideration	547,965	425,948
Deferred tax liability	286,162	171,269
Total liabilities	13,766,196	11,784,948
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 and 1,000,000 shares at September 30, 2016 and December 31, 2015, respectively; issued and outstanding 294,656 and 231,616 shares at September 30, 2016 and December 31, 2015, respectively	295	232
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 10,789,019 and 10,345,351 shares at September 30, 2016 and December 31, 2015, respectively; outstanding, 10,046,745 and 10,244,013 shares at September 30, 2016 and December 31, 2015, respectively	10,789	10,346
Additional paid-in capital	26,025,496	24,549,889
Accumulated deficit	(13,920,103)	(9,147,507)
Accumulated other comprehensive loss	(386,674)	(398,979)
Less: 742,274 and 101,338 common shares held in treasury, at cost at September 30, 2016 and December 31, 2015, respectively	(663,785)	(122,031)
Total shareholders’ equity	11,066,018	14,891,950
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,832,214	$26,676,898

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET REVENUE	$5,341,002	$5,612,715	$15,663,687	$17,716,778
OPERATING EXPENSES:
Direct operating costs	2,670,385	2,812,242	7,292,415	9,271,916
Selling and marketing	274,796	59,350	838,721	276,783
General and administrative	2,569,399	3,089,717	8,173,272	9,409,095
Research and development	174,876	159,141	575,059	489,317
Change in contingent consideration	(196,882)	(367,479)	(607,978)	(1,283,294)
Depreciation and amortization	1,118,282	1,137,263	3,536,940	3,499,185
Total operating expenses	6,610,856	6,890,234	19,808,429	21,663,002
OPERATING LOSS	(1,269,854)	(1,277,519)	(4,144,742)	(3,946,224)
OTHER:
Interest income	10,918	5,884	25,310	19,869
Interest expense	(176,527)	(75,612)	(486,481)	(161,484)
Other (expense) income - net	(13,933)	61,869	(40,447)	165,228
LOSS BEFORE INCOME TAXES	(1,449,396)	(1,285,378)	(4,646,360)	(3,922,611)
Income tax provision (benefit)	45,309	(52,051)	126,236	(35,998)
NET LOSS	$(1,494,705)	$(1,233,327)	$(4,772,596)	$(3,886,613)

Preferred stock dividend	231,473	-	549,945	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,726,178)	$(1,233,327)	$(5,322,541)	$(3,886,613)
Loss per common share:
Basic and diluted loss per share	$(0.17)	$(0.13)	$(0.53)	$(0.40)
Weighted-average basic and diluted shares outstanding	10,006,121	9,730,728	10,031,212	9,712,721

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET LOSS	$(1,494,705)	$(1,233,327)	$(4,772,596)	$(3,886,613)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	1,489	(384,911)	12,305	(155,395)
COMPREHENSIVE LOSS	$(1,493,216)	$(1,618,238)	$(4,760,291)	$(4,042,008)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)/Income	Stock	Equity
Balance - January 1, 2016	231,616	$232	10,345,351	$10,346	$24,549,889	$(9,147,507)	$(398,979)	$(122,031)	$14,891,950
Net loss	-	-	-	-	-	(4,772,596)	-	-	(4,772,596)
Foreign currency translation adjustment	-	-	-	-	-	-	12,305	-	12,305
Restricted stock and RSUs vested	-	-	443,668	443	(443)	-	-	-	-
Common stock warrants issued	-	-	-	-	52,015	-	-	-	52,015
Stock-based compensation, net of cash settlements	-	-	-	-	704,695	-	-	-	704,695
Issuance of preferred stock, net of fees and expenses	63,040	63	-	-	1,270,465	-	-	-	1,270,528
Purchase of common stock	-	-	-	-	-	-	-	(546,145)	(546,145)
Preferred stock dividends	-	-	-	-	(549,945)	-	-	-	(549,945)
Shares issued under customer loyalty program	-	-	-	-	(1,180)	-	-	4,391	3,211
Balance - September 30, 2016	294,656	$295	10,789,019	$10,789	$26,025,496	$(13,920,103)	$(386,674)	$(663,785)	$11,066,018

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

	2016	2015
OPERATING ACTIVITIES:
Net loss	$(4,772,596)	$(3,886,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,536,940	3,499,185
Deferred rent	(28,032)	(7,722)
Deferred revenue	(32,912)	(19,198)
Provision for doubtful accounts	205,289	90,116
Foreign exchange loss (gain)	72,360	(120,423)
Interest accretion on debt	145,038	11,669
Stock-based compensation expense	765,595	496,961
Change in contingent consideration	(607,978)	(1,283,294)
Acquisition settlements	(26,296)	(110,000)
Changes in operating assets and liabilities:
Accounts receivable	(160,523)	532,314
Other assets	211,651	103,331
Accounts payable and other liabilities	197,236	(1,205,003)
Net cash used in operating activities	(494,228)	(1,898,677)
INVESTING ACTIVITIES:
Capital expenditures	(319,870)	(327,452)
Cash paid for acquisitions	(1,425,000)	(120,562)
Net cash used in investing activities	(1,744,870)	(448,014)
FINANCING ACTIVITIES:
Contingent consideration payments	(153,799)	-
Proceeds from note payable to majority shareholder	-	410,000
Repayments of note payable to majority shareholder	-	(880,089)
Proceeds from long term debt, net of costs	1,908,141	3,585,335
Repayments of notes payable - other	(554,002)	(715,123)
Proceeds from issuance of preferred stock, net of costs	1,270,528	-
Proceeds from line of credit	6,000,000	8,663,766
Repayments of line of credit	(6,000,000)	(7,878,766)
Registration statement and bank costs	(119,406)	(242,182)
Preferred stock dividends paid	(506,603)	-
Purchase of common shares	(546,145)	-
Net cash provided by financing activities	1,298,714	2,942,941
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,317	(31,668)
NET (DECREASE) INCREASE IN CASH	(929,067)	564,582
CASH - Beginning of the period	8,039,562	1,048,660
CASH - End of period	$7,110,495	$1,613,242
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$189,725	$20,443
Contingent consideration resulting from acquisitions	$678,368	$1,002,445
Dividends declared, not paid	$202,578	$-
Purchase of prepaid insurance through assumption of note	$313,577	$374,785
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$32,816	$9,759
Interest	$321,530	$181,108

See notes to condensed consolidated financial statements.

Medical Transcription Billing, Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE and nine months ended September 30, 2016 and 2015 (UnaUDITED)

1. Organization and Business

Medical Transcription Billing, Corp. (and together with its subsidiaries, “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan. The Company also has a wholly-owned subsidiary in Poland and small offices in 4 other states.

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

Effective September 23, 2016, the Company formed a new wholly-owned subsidiary, MTBC Acquisition, Corp. (or “MAC”) in connection with an acquisition.

2. LIQUIDITY

The Company generated net losses before tax of $4.6 million for the nine months ended September 30, 2016, and $1.4 million for the three months ended September 30, 2016. Net cash used in operating activities was $494,000 for the nine months ended September 30, 2016. The Company continues to reduce expenses, with the goal of generating positive cash flow from operations.

The Company has a credit facility with Opus Bank (“Opus”) established in the third quarter of 2015, which provides additional liquidity. The credit facility includes term loans plus a line of credit that have a combined borrowing limit of $10 million, all of which were fully utilized as of September 30, 2016. The term loans expire September 1, 2019 and the line of credit expires September 1, 2018 unless renewed. The Company relies on the term loans and line of credit for working capital purposes. (See Note 8.)

The Company completed a preferred stock offering in November 2015 and raised approximately $4.7 million after expenses. An additional preferred stock offering was completed in July, 2016, which raised approximately $1.3 million after expenses. The preferred stock is redeemable at the Company’s option after five years, and is not subject to conversion, mandatory redemption or sinking fund provisions.

The Company had a current cash balance of $7.1 million at September 30, 2016. In October, as a result of the MediGain acquisition, the Company made the initial $2 million payment. The Company is preparing to file a Form S-1 to sell additional Series A Preferred Stock to fund the remaining $5 million unsecured payment related to the MediGain acquisition (See Note17.) Upon completion of this offering, we believe we will have sufficient cash to meet our working capital and capital expenditures requirements for at least the next 12 months. Although MTBC believes there will be sufficient investor interest and is confident in its ability to raise adequate capital, there is no assurance that the Company’s anticipated preferred stock offering will be successful or raise sufficient funds. In the event the Company is not able to raise sufficient funds in time to make the payment in January, 2017, then we will seek other sources of financing.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company is currently in the process of assessing the impact of ASU 2016-09 on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In the third quarter of 2016 the Company elected to early adopt ASU 2016-15. This accounting standard requires that cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities; any excess should be classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be classified as cash outflows for investing activities. The Company had no contingent consideration payments prior to September 30, 2015.

4. ACQUISITIONS

2016 Acquisitions

Effective July 1, 2016, (the “WFS Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with WFS Services, Inc., (“WFS”) a New Jersey corporation, pursuant to which the Company purchased substantially all of the assets of WFS. The acquisition has been accounted for as a business combination. In accordance with the WFS APA, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning July, 2016 subject to proportionate adjustment if annualized revenues decrease below a threshold specified in the APA. In addition, each quarter the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS APA, generated from the WFS customer accounts acquired for three years. The aggregate preliminary purchase price of WFS was determined to be $298,000, which was recorded as contingent consideration.

On May 2, 2016, (the “RMB Closing Date”), the Company entered into an APA with Renaissance Medical Billing, LLC (“RMB”), a Tennessee limited liability company, pursuant to which the Company purchased substantially all of the assets of RMB. The acquisition has been accounted for as a business combination. In accordance with the RMB APA, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The RMB Installment Payments are paid quarterly which commenced July, 2016. The aggregate preliminary purchase price for RMB was $325,000 which consisted of cash of $175,000 and contingent consideration of $150,000.

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

In accordance with the terms of the GCB APA, the Company paid $1,250,000 in initial cash consideration (“GCB Initial Payment”), on the GCB Closing Date. In addition, the Company will pay GCB twenty-eight percent (28%) of the gross fees earned and received by the Company from the acquired GCB customers for three (3) years, less a quarterly credit equal to 1/12th of the GCB Initial Payment (the “GCB Installment Payments”). The GCB Installment Payments are paid quarterly which commenced July 2016.

The above acquisitions added a significant number of clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired from GCB and RMB. The purchase price allocation for WFS was performed by the Company. The following table summarizes the purchase price allocation.

Allocation of Purchase Price:

	GCB	RMB*	WFS*
Customer relationships	$1,100,000	$190,000	$265,000
Goodwill	344,000	135,000	23,000
Non-compete agreement	20,000	-	10,000
Tangible assets	16,000	-	-
	$1,480,000	$325,000	$298,000

*represents the preliminary purchase price allocation

The weighted-average amortization period of the acquired intangible assets is 3 years.

Revenues earned from GCB were approximately $433,000 and $1,362,000 during the three and nine months ended September 30, 2016, respectively. Revenues earned from RMB were approximately $200,000 and $318,000 during the three and nine months ended September 30, 2016, respectively. Revenues earned from WFS were approximately $636,000 for the three and nine months ended September 30, 2016. The goodwill from the GCB, RMB and WFS acquisitions, (collectively the “2016 Acquisitions”), is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

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

On August 31, 2015, the Company completed the acquisition of customer contracts from Jesjam Holdings, LLC, doing business as Med Tech Professional Billing (“Med Tech”), a revenue cycle management company. The acquisition was accounted for as a business combination. Per the terms of the purchase agreement, the consideration is equal to 5% of gross fees that were earned by Med Tech during the 12 month period immediately preceding the closing date of August 31, 2015 plus 20% of gross fees that will be collected on or before the 60th day following the end of the term for services rendered by the Company to clients during the three year period commencing on the closing date, plus 5% of gross fees that are earned and received by the Company from clients during the 12 month period commencing on the second anniversary of the closing date subject to adjustments to the purchase price. The aggregate purchase price estimate for Med Tech was $302,610 which consisted of cash of $39,316 and contingent consideration of $263,294.

Revenues earned from the SoftCare and Med Tech acquisitions, (collectively the “2015 Acquisitions”) were approximately $337,000 and $1,392,000 during the three and nine months ended September 30, 2016, respectively, and approximately $450,000 during the three and nine months ended September 30, 2015.

2014 Acquisitions

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), and (collectively the “2014 Acquisitions”). The 2014, 2015 and 2016 Acquisitions are collectively referred to as the (“Acquisitions”).

Under each purchase agreement for the 2014 Acquisitions, the Company was required to issue or entitled to cancel shares issued in the event acquired customer revenues for the 12 months following the closing of the acquisition are above or below a specified threshold. As of September 30, 2016, only 248,625 shares due to Practicare remain unresolved and those shares continue to be held in escrow.

Pro forma financial information

The unaudited pro forma information below represents condensed consolidated results of operations as if the acquisitions of SoftCare, GCB, RMB and WFS occurred on January 1, 2015. The results of operations of Med Tech were not significant and not included in the pro forma information. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	($000’s, except per share data)
Total revenue	$5,341	$7,459	$17,669	$24,647
Net loss attributable to common shareholders	$(1,670)	$(1,324)	$(5,770)	$(8,762)
Net loss per common share	$(0.17)	$(0.14)	$(0.58)	$(0.90)

5. GOODWILL AND Intangible Assets – NET

The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016	December 31, 2015
Beginning gross balance	$8,971,994	$8,560,336
Acquisitions	501,771	411,658
Ending gross balance	$9,473,765	$8,971,994

Intangible assets - net as of September 30, 2016 and December 31, 2015 consist of following:

	September 30, 2016	December 31, 2015
Contracts and relationships acquired	$13,721,375	$12,166,546
Non-compete agreements	1,236,377	1,206,272
Other intangible assets	619,223	488,082
Total intangible assets	15,576,975	13,860,900
Less: Accumulated amortization	(11,647,119)	(8,481,496)
Intangible assets - net	$3,929,856	$5,379,404

Amortization expense was $3,167,736 and $3,188,294 for the nine months ended September 30, 2016 and 2015, respectively, and $989,540 and $1,024,971 for the three months ended September 30, 2016 and 2015, respectively. The weighted-average amortization period is three years.

As of September 30, 2016, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2016 (three months)	$938,693
2017	2,224,971
2018	637,391
2019	128,801
Total	$3,929,856

6. Concentrations

Financial Risks — As of September 30, 2016 and December 31, 2015, the Company held Pakistani rupees of 50,155,689, (US $479,509) and Pakistani rupees of 78,891,565 (US $750,880), respectively, in the name of its subsidiary at banks in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

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

The carrying amounts of net assets located in Pakistan were $1,222,603 and $1,049,501 as of September 30, 2016 and December 31, 2015, respectively. These balances exclude intercompany receivables of $4,428,321 and $3,434,687 as of September 30, 2016 and December 31, 2015, respectively. The following is a summary of the net assets located in Pakistan as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Current assets	$683,561	$908,554
Non-current assets	1,288,402	1,297,294
	1,971,963	2,205,848
Current liabilities	(713,850)	(1,131,306)
Non-current liabilities	(35,510)	(25,041)
	$1,222,603	$1,049,501

The net assets located in Poland were not significant at September 30, 2016 or December 31, 2015.

7. NET LOss per COMMON share

The following table presents our basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and Diluted:
Net loss attributable to common shareholders	$(1,726,178)	$(1,233,327)	$(5,322,541)	$(3,886,613)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	10,006,121	9,730,728	10,031,212	9,712,721
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.17)	$(0.13)	$(0.53)	$(0.40)

Unvested restricted stock units (“RSUs”) of 294,460 and 401,732 as of September 30, 2016 and 2015, respectively have been excluded from the above calculation as they were anti-dilutive. Vested RSUs and restricted shares have been included in the above calculations.

The net loss per share-diluted excludes both the 248,625 and 1,287,529 of contingently issued shares at September 30, 2016 and 2015, respectively, and the 200,000 warrants granted to Opus, as the effect would be anti-dilutive.

8. Debt

Opus Bank — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus extended three credit facilities totaling $10 million to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit; and (3) an additional $4 million of term loans that were issued subsequent to September, 2015.

The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all Opus loans will equal the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused revolving line of credit is 0.5% per annum. The term loans mature on September 1, 2019 and the revolving line of credit will terminate on September 1, 2018, unless extended. As of September 30, 2016, all of the term loans and the line of credit have been fully utilized. Beginning October 1, 2016 the term loans require total monthly principal payments of $222,222 per month through the end of the loan period.

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

The Opus credit agreement contains various covenants and conditions governing the long term debt and line of credit. As of September 30, 2016, the Company was in compliance with all the covenants contained in the Opus credit agreement. During July 2016, the Opus credit agreement was modified to amend covenants regarding certain financial ratios to be maintained during the remaining term of the loan, providing the Company with additional flexibility. In exchange for the modification, the Company paid a fee of $25,000 to Opus and issued additional warrants for Opus to purchase 100,000 shares of its common stock at a strike price equal to $5.00 per share, with similar terms to the previous warrants issued. The additional warrants were valued at approximately $52,000 and have been accounted for similarly to the previous warrants.

Total debt issuance costs were $627,000 and recorded as an offset to the face amount of the loans. During the nine months ended September 30, 2016 approximately $92,000 of the debt issuance costs were capitalized in connection with the final portion of the additional $4 million term loan received in the period. Discounts from the face amount of the loans are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus as of September 30, 2016 is approximately 7.61%.

The Opus term loans at September 30, 2016 are recorded at their accredited value and consist of the following:

Face amount of the loans	$8,000,000
Unamortized debt issuance costs	(487,193)
Unamortized discount on loan fees	(74,858)
Unamortized discount of amount allocated to warrants	(126,066)
Balance at September 30, 2016	$7,311,883

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 5 year terms and were issued at current market rates.

Insurance Financing — The Company financed certain insurance purchases over the term of the policy life. The interest rate charged is 6.5%.

Obligation for customer relationships — During November 2015, the Company purchased customer relationships from a medical billing company for $435,000. The remaining amount of $125,000 is anticipated to be settled during 2016.

Maturities of the outstanding notes payable, term loans and other obligations as of September 30, 2016 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Bank Term Loans	Insurance Financing	Obligation for Customer Relationships	Total
2016 (three months)	$17,302	$666,666	$77,965	$125,000	$886,933
2017	71,459	2,666,667	105,939	-	2,844,065
2018	62,184	2,666,667	-	-	2,728,851
2019	41,941	2,000,000	-	-	2,041,941
Thereafter	39,896	-	-	-	39,896
Total	$232,782	$8,000,000	$183,904	$125,000	$8,541,686

9. SHAREHOLDERS’ EQUITY

Treasury stock

On December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the program, the Company was authorized to repurchase up to $500,000 of its common stock through January 16, 2016. Under the repurchase program, through December 31, 2015 the Company repurchased 101,338 shares of common stock for an aggregate cost of $122,031. On January 25, 2016, the Board of Directors of the Company approved a $1,000,000 stock repurchase program. Under this program, the Company may repurchase up to $1,000,000 of its common stock through January 25, 2017. Repurchases will depend upon a variety of factors, such as price, market conditions, volume limitations on purchases, other regulatory requirements and other corporate considerations, as determined by the Company. The repurchase program does not require the purchase of any minimum number of shares and may be modified, suspended or discontinued at any time. The Company has financed stock repurchases with existing cash balances. During the nine months ended September 30, 2016, the Company repurchased 644,565 shares of its common stock under both of the above programs at an aggregate cost of $546,145. All of the repurchased shares have been recorded as treasury stock.

The Company began a customer loyalty program in September 2016 where clients are eligible to receive shares of the Company’s common stock. Providers are eligible to receive 100 shares provided they meet certain criteria, as well as 1,000 shares for each practice they refer who becomes a client, and administrative practice personnel are eligible to receive shares as well. In order to receive shares, clients must sign up with Loyal3, a registered broker-dealer who administers similar programs for other public companies. Through September 30, 2016, 3,629 shares of common stock have been issued to clients. The shares were issued from existing treasury stock.

Preferred Stock

In November 2015, the Company completed a public preferred stock offering whereby 231,616 shares of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) were sold at $25.00 per share. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of September 30, 2016, the Board of Directors has declared monthly dividends on the Preferred Stock payable through November, 2016.

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

During July, 2016, the Company completed an additional offering under the same terms as the previous offering of its Series A Preferred Stock, selling 63,040 shares and raising approximately $1.3 million after underwriting commission and expenses.

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

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021.

Future minimum lease payments under non-cancelable operating leases for office space as of September 30, 2016 are as follows:

Years Ending
December 31	Total
2016 (three months)	$204,135
2017	99,830
Total	$303,965

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to $581,478 and $647,578 for the nine months ended September 30, 2016 and 2015, respectively, and $201,859 and $221,289 for the three months ended September 30, 2016 and 2015, respectively. This includes amounts for related party leases described in Note 11.

11. Related PARTIES

The Company recorded interest expense on the loan from the CEO of $24,969 for the nine months ended September 30, 2015, and $8,651 for the three months ended September 30, 2015. This loan was repaid in full on September 2, 2015.

The Company had sales to a related party, a physician who is the wife of the CEO. Revenues from this customer were approximately $13,086 and $12,778 for the nine months ended September 30, 2016 and 2015, respectively, and $4,598 and $4,148 for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the receivable balance due from this customer was $1,582 and $1,402, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $96,300 for both the nine months ended September 30, 2016 and 2015 and $32,100 for both the three months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, the Company had a liability outstanding to KAI of $10,700, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the nine months ended September 30, 2016 and 2015 was $131,433 and $131,130, respectively, and $42,642 and $43,360 for three months ended September 30, 2016 and 2015, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,200 as of both September 30, 2016 and December 31, 2015. The September 30, 2016 balance also includes prepaid rent of $11,788. There was no prepaid rent paid to the CEO at December 31, 2015.

12. Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for nine months ended September 30, 2016 and 2015 were $68,519 and $69,937, respectively, and $19,940 and $21,577 for the three months ended September 30, 2016 and 2015, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the nine months ended September 30, 2016 and 2015 were $90,687 and $115,201, respectively, and $29,938 and $37,114 for the three months ended September 30, 2016 and 2015, respectively.

13. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of September 30, 2016, 353,235 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors, including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

The Compensation Committee of the Board of Directors approved the issuance of a total of 225,000 restricted shares of common stock, with vesting contingent on meeting 2015 financial objectives, to three senior executives. The outside members of the Board of Directors were also awarded a total of 100,000 restricted shares of common stock with the same vesting. During March 2016, all of the restricted shares vested upon the achievement of specified operating results and are included in the issued and outstanding common shares as of September 30, 2016.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For RSUs classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end of period common stock price. The value of RSUs classified as a liability was $23,649 and $32,764 at September 30, 2016 and December 31, 2015, respectively, and is included in accrued compensation in the condensed consolidated balance sheet. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2016:

Stock-based compensation included in the	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statement of Operations:	2016	2015	2016	2015

Direct operating costs	$3,571	$6,483	$8,909	$18,594
General and administrative	131,077	159,537	731,690	457,832
Research and development	3,767	6,690	6,910	20,535
Selling and marketing	5,378	-	18,086	-
Total stock-based compensation expense	$143,793	$172,710	$765,595	$496,961

The following table summarizes transactions for RSUs and restricted stock under the 2014 Plan for the nine months ended September 30, 2016:

Outstanding and unvested at January 1, 2016	386,733
Granted	448,200
Vested	(509,938)
Forfeited	(30,535)
Outstanding and unvested at September 30, 2016	294,460

14. INCOME TAXES

The tax expense for the nine months ended September 30, 2016 was $126,236 and there was a tax benefit of $35,998 for the nine months ended September 30, 2015, respectively. There was a tax expense of $45,309 and a tax benefit of $52,051 during the three months ended September 30, 2016 and 2015, respectively. The current provision for the three and nine months ended September 30, 2016 and 2015 represents state minimum taxes and taxes attributable to Pakistan. The deferred provision for the three and nine months ended September 30, 2016 of $41,552 and $114,893 related to the amortization of goodwill. Goodwill is not amortized for financial reporting purposes; however, it is deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility of this indefinitely-lived asset. The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. This deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with Accounting Standards Codification (“ASC”) 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of September 30, 2016 and December 31, 2015.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

15. OTHER (EXPENSE) INCOME – NET

Other (expense) income - net for the nine months ended September 30, 2016 and 2015 and for the three months ended September 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Foreign exchange (loss) gain	$(16,806)	$52,350	$(72,360)	$128,180
Other	2,873	9,519	31,913	37,048
Other (expense) income - net	$(13,933)	$61,869	$(40,447)	$165,228

Foreign currency transaction gains (losses) result from transactions related to the intercompany receivables for which transaction adjustments are recorded in the condensed consolidated statements of operations as they are not deemed to be permanently reinvested.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2016 and December 31, 2015, the carrying amounts of cash, receivables and accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments. Our notes payable, line of credit and term loans are carried at cost and approximate fair value since the interest rates being charged approximates market rates.

Contingent Consideration

The Company’s contingent consideration of $1,089,099 and $1,172,508 as of September 30, 2016 and December 31, 2015, respectively, are Level 3 liabilities. The fair value of the contingent consideration at September 30, 2016 and December 31, 2015 was primarily driven by estimates of revenue recognized and collected payments from acquired customers, the passage of time, the associated discount rate and for one acquisition, the price of the Company’s common stock on the NASDAQ Capital Market.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Financial instruments measured at fair value on a recurring basis:

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended
	2016	2015
Balance - January 1,	$1,172,508	$2,626,323
Acquisitions	678,368	1,002,444
Change in fair value	(607,978)	(1,150,415)
Payments	(153,799)	-
Balance - September 30,	$1,089,099	$2,478,352

17. SUBSEQUENT EVENT

On October 3, 2016, MAC, a wholly-owned subsidiary of MTBC, acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company (“MediGain”), and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (“Millennium”). The assets were acquired through a strict foreclosure process whereby MAC acquired senior secured notes secured by the assets of MediGain and Millennium, and immediately thereafter foreclosed on the assets in satisfaction of the senior secured notes. The total purchase price for the acquisition was $7,000,000 and will be funded by MTBC. As part of the agreement, MAC acquired the assets as well as certain liabilities expressly assumed. Cash and certain causes of action relating to pre-closing matters were excluded from the acquired assets and retained by MediGain and Millennium.

The senior secured notes were purchased from Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company pursuant to an assignment agreement dated October 3, 2016. MTBC paid $2,000,000 of the purchase price at closing and is obligated to pay the remaining $5,000,000 within 90 days thereafter, although there is no formal promissory note and the obligation is unsecured in the assignment agreement. The Company is planning an additional sale of its preferred stock to raise funds to pay the remaining $5,000,000 purchase price.

As a result of the acquisition, the Company will have additional locations throughout the United States and facilities in India and Sri Lanka. Similar to the facilities in Pakistan and Poland, the facilities in India and Sri Lanka will also do back office processing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers practicing in ambulatory settings and industry vendors. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of approximately 1,450 people in Pakistan, as of September 30, 2016, where we believe labor costs are approximately one-half the cost of comparable India-based employees, and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges on one unified SaaS platform. We deliver powerful, integrated solutions to healthcare practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

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

We acquired certain assets (primarily customer relationships) of three small companies during the first nine months of 2016. In conjunction with these acquisitions and partnerships, we hired or retained a small number of talented employees and contractors who we are leveraging to support our growth.

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

Our Pakistan operations accounted for approximately 32% of expenses for the nine months ended September 30, 2016 and 33% of total expenses for the nine months ended September 30, 2015. A significant portion of those expenses was personnel-related costs (approximately 81% for the nine months ended September 30, 2015 and 75% for the nine months ended September 30, 2016). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the companies that we acquired or signed revenue-sharing arrangements with use domestic labor or labor from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these domestic labor costs to Pakistan.

On October 3, 2016, MTBC Acquisition, Corp. (“MAC”), a newly formed, a wholly-owned subsidiary of MTBC, acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company (“MediGain”), and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (“Millennium”). The assets, including accounts receivable, customer relationships, fixed assets and two wholly-owned foreign subsidiaries of MediGain, located in India and Sri Lanka, were acquired through a strict foreclosure process whereby MAC acquired senior secured notes secured by the assets of MediGain and Millennium, and immediately thereafter foreclosed on the assets in satisfaction of the senior secured notes. The total purchase price for the acquisition was $7,000,000 and will be funded by MTBC.

In connection with this acquisition, MTBC expects to generate at least $10 million of annual revenue from the customers acquired. Although there is no assurance that the customers will remain with MTBC, the Company expects that this acquisition will be accretive to earnings during 2017. During the fourth quarter of 2016, we will begin to integrate the acquired operations with MTBC, but will have offshore operations in Sri Lanka and India as well as Pakistan, and will have a significant number of additional U.S.-based employees from MediGain.

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

Adjusted EBITDA and Adjusted EBITDA Margin exclude the following elements which are included in GAAP Net Income (Loss):

●	Income tax expense or the cash requirements to pay our taxes;

●	Interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including customer incentives and cash-settled awards, based on changes in the stock price;

●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;

●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other costs related to specific transactions; and

●	Changes in contingent consideration.

Set forth below is a presentation of our Adjusted EBITDA and Adjusted EBITDA Margin, which represents Adjusted EBITDA as a percentage of net revenue for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$5,341,002	$5,612,715	$15,663,687	$17,716,778

GAAP net loss	$(1,494,705)	$(1,233,327)	$(4,772,596)	$(3,886,613)

Provision (benefit) for income taxes	45,309	(52,051)	126,236	(35,998)
Net interest expense	165,609	69,728	461,171	141,615
Other expense (income)-net	13,933	(61,869)	40,447	(165,228)
Stock-based compensation expense	193,793	172,710	815,595	496,961
Depreciation and amortization	1,118,282	1,137,263	3,536,940	3,499,185
Integration and transaction costs	284,188	150,764	609,250	244,020
Change in contingent consideration	(196,882)	(367,479)	(607,978)	(1,283,294)
Adjusted EBITDA	$129,527	$(184,261)	$209,065	$(989,352)

Adjusted EBITDA Margin	2.4%	(3.3)%	1.3%	(5.6)%

Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share exclude the following elements which are included in GAAP Net Income (Loss):

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including customer incentives and cash-settled awards, based on changes in the stock price;

●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other costs related to specific transactions;

●	Changes in contingent consideration; and

●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing Non-GAAP Adjusted Net Income and Non-GAAP Adjusted Net Income per Share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP net loss	$(1,494,705)	$(1,233,327)	$(4,772,596)	$(3,886,613)

Other expense (income)-net	13,933	(61,869)	40,447	(165,228)
Stock-based compensation expense	193,793	172,710	815,595	496,961
Amortization of purchased intangible assets	949,685	942,124	3,076,810	3,090,999
Integration and transaction costs	284,188	150,764	609,250	244,020
Change in contingent consideration	(196,882)	(367,479)	(607,978)	(1,283,294)
Income tax expense related to goodwill	41,552	-	114,893	-
Non-GAAP Adjusted Net Income	$(208,436)	$(397,077)	$(723,579)	$(1,503,155)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP net loss per share	$(0.17)	$(0.13)	$(0.53)	$(0.40)

GAAP net loss per end-of-period share	(0.15)	(0.11)	(0.46)	(0.35)
Other expense (income)-net	0.00	0.00	0.00	(0.01)
Stock-based compensation expense	0.02	0.02	0.08	0.04
Amortization of purchased intangible assets	0.10	0.07	0.30	0.28
Integration and transaction costs	0.03	0.01	0.06	0.02
Change in contingent consideration	(0.02)	(0.03)	(0.06)	(0.12)
Income tax expense related to goodwill	0.00	0.00	0.01	0.00
Non-GAAP Adjusted Net Income per Share	$(0.02)	$(0.04)	$(0.07)	$(0.14)

End-of-period shares	10,295,370	11,062,753	10,295,370	11,062,753

For purposes of determining Non-GAAP Adjusted Net Income per Share, the Company used the number of common shares outstanding at the end of September 30, 2016 and December 31, 2015, including the shares which were issued but have not been settled, and considered contingent consideration, in order to provide insight into the results considering the total number of shares which were issued at the time of the acquisitions. Accordingly, the end-of-period shares include 248,625 and 1,287,529 of contingently issuable shares at September 30, 2016 and 2015, respectively.

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our platform accounted for approximately 73% of our RCM revenue for the nine months ended September 30, 2015 and approximately 75% for the nine months ended September 30, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Our first-time acceptance rate is 96% for the twelve months ended September 30, 2016, which compares favorably to the average of the top twelve payers of approximately 94%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the twelve months ended September 30, 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was 31 days for primary care and 39 days for combined specialties for the twelve months ended September 30, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2015.

Providers and Practices Served. As of September 30, 2016, we provided RCM and related services to approximately 1,820 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 740 practices. In addition, we served approximately 250 clients who were not medical practices, but are service organizations who serve the healthcare community. As of September 30, 2015, we served approximately 1,700 providers representing approximately 770 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 85% and 86% of our revenues during the three months and nine months ended September 30, 2016, respectively, and 89% and 93% of our revenues during the three months and nine months ended September 30, 2015, respectively.

On July 28, 2014, the Company acquired Omni Medical Billing Services, LLC, Practicare Medical Management, Inc. and CastleRock Solutions, Inc., (collectively the “2014 Acquisitions”). On July 10, 2015, the Company acquired SoftCare Solutions, Inc. and on August 31, 2015, the Company acquired Med Tech Professional Billing, (collectively referred to as the “2015 Acquisitions”). On February 15, 2016, the Company acquired Gulf Coast Billing Inc., (“GCB”), on May 2, 2016, the Company acquired Renaissance Medical Billing, LLC (“RMB”) and on July 1, 2016 the Company acquired WFS Services, Inc. (“WFS”) (collectively referred to as the “2016 Acquisitions”). The 2014, 2015 and 2016 Acquisitions are (collectively referred to as the “Acquisitions”). Our plan is to move most of the customers acquired through acquisitions to our operating platform in order to increase efficiencies.

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

Income Tax. We estimate income taxes in each of the jurisdictions in which we operate. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets as of September 30, 2016 and December 31, 2015.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	50.0%	50.1%	46.6%	52.3%
Selling and marketing	5.1%	1.1%	5.4%	1.6%
General and administrative	48.1%	55.0%	52.2%	53.1%
Change in contingent consideration	(3.7)%	(6.5)%	(3.9)%	(7.2)%
Research and development	3.3%	2.8%	3.7%	2.8%
Depreciation and amortization	20.9%	20.3%	22.6%	19.8%
Total operating expenses	123.7%	122.8%	126.6%	122.4%

Operating loss	(23.7)%	(22.8)%	(26.6)%	(22.4)%

Interest expense -- net	3.1%	1.2%	2.9%	0.8%
Other (expense) income - net	(0.3)%	1.1%	(0.3)%	0.9%
Loss before income taxes	(27.1)%	(22.9)%	(29.8)%	(22.3)%
Income tax provision (benefit)	0.8%	(0.9)%	0.8%	(0.2)%
Net loss	(27.9)%	(22.0)%	(30.6)%	(22.1)%

Comparison of the three and nine months ended September 30, 2016 and 2015

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues	$5,341,002	$5,612,715	$(271,713)	(5)%	$15,663,687	$17,716,778	$(2,053,091)	(12)%

Revenue. Total revenue of $5.3 million and $15.7 million for the three months and nine months ended September 30, 2016 decreased by $272,000 or 5% and $2.1 million or 12% from revenue of $5.6 million and $17.7 million for the three and nine months ended September 30, 2015, respectively. The decrease was primarily due to $4.7 million of less revenue recognized from customers which terminated that were acquired in the 2014 Acquisitions during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, which was partially offset by additional revenues associated with the 2016 and 2015 Acquisitions.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Direct operating costs	$2,670,385	$2,812,242	$(141,857)	(5)%	$7,292,415	$9,271,916	$(1,979,501)	(21)%
Selling and marketing	274,796	59,350	215,446	363%	838,721	276,783	561,938	203%
General and administrative	2,569,399	3,089,717	(520,318)	(17)%	8,173,272	9,409,095	(1,235,823)	(13)%
Research and development	174,876	159,141	15,735	10%	575,059	489,317	85,742	18%
Change in contingent consideration	(196,882)	(367,479)	170,597	(46)%	(607,978)	(1,283,294)	675,316	(53)%
Depreciation	128,743	112,292	16,451	15%	369,204	310,891	58,313	19%
Amortization	989,539	1,024,971	(35,432)	(3)%	3,167,736	3,188,294	(20,558)	(1)%
Total operating expenses	$6,610,856	$6,890,234	$(279,378)	(4)%	$19,808,429	$21,663,002	$(1,854,573)	(9)%

Direct Operating Costs. Direct operating costs of $2.7 million and $7.3 million for the three and nine months ended September 30, 2016, respectively, decreased by $142,000 or 5% and $2 million or 21% from direct operating costs of $2.8 million and $9.3 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, salary cost in the U.S. decreased by $52,000 or 6% and $1.1 million or 34% compared to the three and nine months ended September 30, 2015 due to a decrease in the number of employees to coincide with the reduction in revenue.

Salary and related cost in Pakistan decreased by $261,000 or 28% for the three months ended September 30, 2016 and decreased by $1.1 million or 38% for the nine months ended September 30, 2016 as a result of reducing the number of employees in Pakistan to coincide with the reduction in revenue. Referral fees from revenue share arrangements decreased by $129,000 or 85% and $319,000 or 81% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

Selling and Marketing Expense. Selling and marketing expense of $275,000 and $839,000 for the three and nine months ended September 30, 2016, respectively, increased by $215,000 or 363% and $562,000 or 203% from selling and marketing expense of $59,000 and $277,000 for the three and nine months ended September 30, 2015, respectively. This is primarily related to an increased investment in marketing, business development and sales resources to expand our market share and build on our existing customer base.

General and Administrative Expense. General and administrative expense of $2.6 million and $8.2 million for the three and nine months ended September 30, 2016, respectively, decreased by $520,000 or 17% and $1.2 million or 13% from general and administrative expense of $3.1 million and $9.4 million for the three and nine months ended September 30, 2015, respectively. In addition to salary expense in the U.S. decreasing by $241,000 and $432,000 for the three and nine months ended September 30, 2016, respectively, due to a decrease in the number of U.S.-based G&A employees, the integration of the 2014 and 2015 Acquisitions was completed, resulting in expense reductions related to the closing of offices and reducing third party expenses such as computer expenses, accommodation costs, office costs and insurance expenses.

Research and Development Expense. Research and development expense of $175,000 and $575,000 for the three and nine months ended September 30, 2016, respectively, increased by $16,000 or 10% and $86,000 or 18% from research and development expense of $159,000 and $489,000 for the three and nine months ended September 30, 2015, respectively, as a result of adding additional technical employees in Pakistan.

Change in Contingent Consideration. The change in the contingent consideration was $197,000 and $608,000 for the three and nine months ended September 30, 2016, respectively, and reflects the decrease in the estimated value of the consideration to be paid for the SoftCare, Med Tech and GCB acquisitions, based on decreased estimates of revenue from these acquisitions. It also includes a change in the liability reflecting the change in value of shares issued to Practicare which have not been released from escrow, resulting from price changes in the Company’s common stock during the periods. The change in the contingent consideration for the nine months ended September 30, 2015 was $1,283,000 and included both a $1,150,000 decrease in the value of shares issued to Practicare and Omni which had both not been released from escrow at that time and $133,000 related to CastleRock’s forfeiture of shares.

Depreciation. Depreciation of $129,000 and $369,000 for the three and nine months ended September 30, 2016, respectively, increased by $16,000 or 15% and $58,000 or 19% from depreciation of $112,000 and $311,000 for the three and nine months ended September 30, 2015, respectively, as a result of the Company purchasing additional fixed assets.

Amortization Expense. Amortization expense of $1.0 million and $3.2 million for the three and nine months ended September 30, 2016, respectively, was comparable with the amortization expense for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, amortization expense from the 2015 and 2016 Acquisitions was offset by intangible assets acquired in prior years becoming fully amortized.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Interest income	$10,918	$5,884	$5,034	86%	$25,310	$19,869	$5,441	27%
Interest expense	(176,527)	(75,612)	(100,915)	133%	(486,481)	(161,484)	(324,997)	201%
Other (expense) income - net	(13,933)	61,869	(75,802)	(123)%	(40,447)	165,228	(205,675)	(124)%
Income tax provision (benefit)	45,309	(52,051)	97,360	(187)%	126,236	(35,998)	162,234	(451)%

Interest income. Interest income of $11,000 and $25,000 for the three and nine months ended September 30, 2016, respectively, was consistent with the amounts of interest income for the three and nine months ended September 30, 2015, respectively, and primarily represents late payment fees from customers.

Interest expense. Interest expense of $177,000 and $486,000 for the three and nine months ended September 30, 2016, respectively, increased by $101,000 or 133% and $325,000 or 201% from interest expense of $76,000 and $161,000 for the three and nine months ended September 30, 2015, respectively, primarily as a result of additional borrowings on the Opus Bank term loans plus the revolving line of credit effective September 2, 2015. As of September 30, 2016, the Company utilized all of its $10 million Opus credit facility compared with a $6 million outstanding facility with Opus Bank at September 30, 2015.

Other (expense) income - net. Other (expense) - net of ($14,000) and ($40,000) for the three and nine months ended September 30, 2016, respectively, compared to other income - net of $62,000 and $165,000 for the three and nine months ended September 30, 2015, respectively. The net decreases of $76,000 and $206,000 primarily relate to changes in the foreign exchange rates.

Income tax provision (benefit). There was a $45,000 and $126,000 income tax provision for the three and nine months ended September 30, 2016, respectively, compared to a benefit of $52,000 and $36,000 for the three and nine months ended September 30, 2015, respectively. Included in the tax provision for the three and nine months ended September 30, 2016 is a $42,000 and $115,000 deferred income tax provision related to the amortization of goodwill. The pre-tax loss for the three months ended September 30, 2016 increased from $1.3 million to $1.4 million and the pre-tax loss for the nine months ended September 30, 2016 increased to $4.6 million from $3.9 million. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2016 and 2015.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash used in operating activities	$(169,023)	$(445,952)	$(494,228)	$(1,898,677)
Net cash used in investing activities	(127,461)	(186,711)	(1,744,870)	(448,014)
Net cash provided by financing activities	783,673	1,644,121	1,298,714	2,942,941
Effect of exchange rate changes on cash	4,385	(30,248)	11,317	(31,668)
Net increase (decrease) in cash	491,574	981,210	(929,067)	564,582

The Company raised approximately $4.7 million of net proceeds from a public preferred stock offering in November 2015, and raised approximately $1.3 million of net proceeds from additional sales of the same preferred stock in July 2016. In September 2015, the Company secured a $10 million credit facility from Opus Bank, including an initial $4 million term loan and a $2 million revolving line of credit. The proceeds of the term loan were used to repay the TD line of credit and other notes payable. Additional term loans totaling $4 million from Opus Bank were received in late 2015 and in March 2016.

The Company had a current cash balance of $7.1 million at September 30, 2016. In October, as a result of the MediGain acquisition, the Company made the initial $2 million payment. The Company is preparing to file a Form S-1 to sell additional Series A Preferred Stock to fund the remaining $5 million unsecured payment related to the MediGain acquisition. Upon completion of this offering, we believe we will have sufficient cash to meet our working capital and capital expenditures requirements for at least the next 12 months. Although MTBC believes there will be sufficient investor interest and is confident in its ability to raise adequate capital, there is no assurance that the Company’s anticipated preferred stock offering will be successful or raise sufficient funds. In the event the Company is not able to raise sufficient funds in time to make the payment in January, 2017, then we will seek other sources of financing.

Operating Activities

Cash used in operating activities was $494,000 during the nine months ended September 30, 2016, compared to $1.9 million during the nine months ended September 30, 2015. Cash used in operating activities was $169,000 during the three months ended September 30, 2016, compared to $446,000 during the three months ended September 30, 2015. The net loss increased by $886,000 during the nine months ended September 30, 2016, primarily caused by non-cash items: a decrease of $675,000 in the change in contingent consideration, a $269,000 increase in stock-based compensation, and $38,000 of additional depreciation and amortization. Cash operating expenses decreased by $783,000 more than the decline in revenue from the nine months ended September 30, 2016 to the nine months ended September 30, 2015.

Accounts receivable contributed $45,000 to cash from operating activities for the nine months ended September 30, 2016, compared with a contribution of $622,000 from accounts receivable for the nine months ended September 30, 2015. Accounts payable, accrued compensation and accrued expenses increased by $197,000 during the nine months ended September 30, 2016, compared with a decrease of $1.2 million for the nine months ended September 30, 2015.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 was $1.7 million, an increase of $1.3 million as compared to $448,000 during the nine months ended September 30, 2015, primarily due to the initial payment of $1.25 million and $175,000 for the GCB and RMB acquisitions, respectively. For GCB, this amount will be deducted evenly from each of the 12 quarterly payments required to be made to the seller which began in July 2016. The quarterly payments are based on 28% of revenue. For RMB, the initial payment will be recovered before any payments are made by the Company. Quarterly payments to RMB began in July, 2016 and are based on 27% of revenue.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was $1.3 million, compared to $2.9 million during the nine months ended September 30, 2015. The cash provided by financing activities in 2016 includes $2 million of additional term loan borrowings from Opus Bank, offset by a $554,000 repayment of notes payable, $507,000 of preferred stock dividends and $546,000 of purchases of common stock as part of our stock repurchase program. The cash provided by financing activities for 2015 represented borrowings and repayment on the former TD Bank line of credit and $715,000 of repayment of notes payable. Average monthly borrowings from our revolving lines of credit were $2.4 million for the nine months ended September 30, 2015, compared to $20,000 for the nine months ended September 30, 2016.

Our line of credit with Opus Bank expires on September 1, 2018, unless renewed. As of September 30, 2016, $2 million was drawn on the line. Our term loans with Opus Bank mature on September 1, 2019 and require monthly principal payments which began October 1, 2016 of $222,000 per month and continue through the end of the loan period.

Contractual Obligations and Commitments

We have contractual obligations under our borrowings from Opus Bank and unsettled contingent consideration in connection with the Acquisitions. Additionally, as a result of the MediGain acquisition, the Company has a $5 million unsecured obligation due in January, 2017. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commercial Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 24, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

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

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), the Company has an initial period of 180 days, or until December 21, 2016, to regain compliance with the minimum closing bid price requirement, which requires the closing bid for the common stock meet or exceed $1.00 per share for a minimum of ten consecutive business days during this period. In the event the Company fails to meet this threshold it may be eligible for an additional 180-day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares set forth in Market Place Rule 5550(a) and all other initial listing standards for the Nasdaq Capital Market set forth in Marketplace Rule 5505, with the exception of the closing bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. The Company’s failure to regain compliance during this period could result in delisting.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2016 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) of the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2016.

Purchases of Equity Securities

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

Date: November 10, 2016

