Form 10-K
period 2016-12-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2017-03-31
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Under the Jumpstart Our Business Start startups Act of 2012, or the JOBS Acts, Medical Transcription Billing, Corp. qualifies as an “emerging growth company.”

As of December 31, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $3,510,000. (Based on the last reported trading price of the Common Stock of $0.725 per share on that date, as reported on the Nasdaq Capital Market).

At March 27, 2017, the registrant had 10,423,511 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Special Proxy Statement for the Special Meeting of Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will” and similar terms and phrases are used to identify forward-looking statements in this presentation. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent MediGain, Renaissance, Gulf Coast, and WFS acquisitions and other businesses into our infrastructure;

●	our ability to retain our customers and revenue levels, including effectively migrating and keeping new customers acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing customers;

●	our ability to attract and retain key officers and employees, including Mahmud Haq and personnel critical to the transitioning and integration of our newly acquired businesses;

●	our ability to raise capital and obtain and maintain financing on acceptable terms;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep and increase market acceptance of our products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules and laws;

●	our ability to protect and enforce intellectual property rights;

●	our ability to maintain and protect the privacy of customer and patient information;

●	our ability to meet continuing listing standards on the Nasdaq Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00;

●	our ability to maintain compliance with key covenants in our debt facilities with Opus Bank and any other future debt facilities; and

●	our ability to repay the outstanding purchase price we owe for the MediGain acquisition.

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

PART I

Item 1. Business

Our Company

Medical Transcription Billing, Corp. (the “Company”) is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (or SaaS) platform helps our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. In addition to our experienced team in the United States, we employ a highly educated workforce offshore, including approximately 1,700 people in Pakistan and 100 in Sri Lanka. We believe labor costs in both of these countries are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges, on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro includes:

●	Practice management solutions and related tools, which facilitate the day-to-day operation of a medical practice;

●	Electronic health records (or EHR), which is easy to use, highly ranked, and allows our customers to reduce paperwork and qualify for government incentives;

●	Revenue cycle management (or RCM) services, which include end-to-end medical billing, analytics, and related services; and

●	Mobile Health (or mHealth) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

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

As of December 31, 2016, we served approximately 1,080 customers, of which 250 utilized our clearinghouse and Electronic Data Interchange (“EDI”) services. We provided medical billing to approximately 830 medical practices representing approximately 2,800 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in 66 specialties and subspecialties, in 41 states. As of December 31, 2015, we served approximately 1,070 customers, of which 340 utilized our clearinghouse and EDI services. We provided medical billing services to approximately 730 medical practices representing approximately 1,500 providers practicing in approximately 60 specialties and subspecialties, in 44 states. Approximately 95% of the practices we serve consist of one to ten providers, with the majority of the practices we serve being primary care providers. However, our solutions are scalable and are appropriate for larger healthcare practices across a wide range of specialty areas. In fact, our customer with the largest number of providers is a hospital-based group with more than 320 providers.

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

During the year 2015, the Company purchased the assets of Jesjam Holdings, LLC, a medical billing company doing business as MedTech Professional Billing (“MedTech”) and those assets of SoftCare Solutions, Inc., a Nevada corporation, the U.S. subsidiary of QHR Technologies, Inc., which represented SoftCare Solutions Inc.’s clearinghouse, EDI and billing divisions (“SoftCare” and collectively with MedTech, the “2015 Acquisitions”). The SoftCare acquisition expanded the Company’s operations to include EDI and clearinghouse services.

During November 2015, the Company completed a preferred stock offering of Series A Preferred Stock. The Company sold 231,616 shares at a price of $25.00 per share and received net proceeds of approximately $4.7 million. In July 2016, the Company sold an additional 63,040 shares of preferred stock at $25.00 per share and received net proceeds of approximately $1.3 million.

During the year 2016, the Company purchased substantially all of the assets of three medical billing companies, Gulf Coast Billing, Inc. (“GCB”), Renaissance Medical Billing, LLC (“RMB”) and WFS Services, Inc. (“WFS”). WFS also had a mailing service operation.

Effective September 23, 2016, the Company formed a new wholly-owned subsidiary, MTBC Acquisition, Corp. (“MAC”). On October 3, 2016, MAC acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company, and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (together “MediGain”). The assets were acquired through a strict foreclosure process as MediGain was in default of its obligations to Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (together “Prudential”) prior to the acquisition. MAC purchased 100% of MediGain’s senior secured debt from Prudential and immediately thereafter foreclosed on the assets in satisfaction of the senior secured notes. The total purchase price for the acquisition was $7 million. Of the total purchase price, $2 million was paid at closing and the balance is still outstanding. As part of the agreement, MAC acquired the assets and assumed certain specified liabilities. Cash and certain causes of action relating to pre-closing matters were excluded from the acquired assets and retained by MediGain.

The acquisitions of GCB, RMB, WFS and MediGain are collectively referred to as the “2016 Acquisitions.”

Employees

Including the employees of our subsidiaries, as of February 2017 we employed approximately 2,050 people worldwide on a full-time basis. We also use the services of a small number of part time employees. In addition, all officers work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase or our operating requirements warrant such hiring, or for specific functions where we place additional emphasis, such as marketing and sales.

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

Industry Overview

In 2015, U.S. healthcare spending increased by 5.8% as compared to 2014 to reach $3.2 trillion, or $9,990 per person. Faster growth in total healthcare spending in 2015 was driven by stronger growth in spending for private health insurance, hospital care, physician and clinical services, and the continued strong growth in Medicare, Medicaid and retail prescription drug spending. The overall share of the U.S. economy devoted to healthcare spending was 17.8% in 2015, up from 17.4% in 2014.

Medicare spending grew by 4.5% to $646 billion in 2015 which is slightly less than 2014’s 4.8% growth. Medicaid spending slowed slightly in 2015 to 9.7%, but continued the strong growth that began in 2014 (11.6%), State and local Medicaid expenditures grew 4.9% while Federal Medicaid expenditures increased 12.6% in 2015. Total private health insurance expenditures increased 7.2% to $1.1 trillion in 2015, faster than the 5.8% growth in 2014. Out-of-pocket spending by patients grew 2.6% in 2015 to $338 billion, slightly faster than the growth of 1.4% in 2014.

Increasingly complex reimbursement processes. New laws and payer requirements have further complicated insurance reimbursement processes. For example, Medicare, Medicaid and commercial insurances are increasingly requiring proof of adherence to best practices and improved patient health outcomes to support full reimbursement. Moreover, the recent shift to a new generation of insurance codes has dramatically increased the complexity associated with selecting appropriate procedure and diagnosis codes needed to support proper claim reimbursement.

Movement toward healthcare information technology. Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use electronic health records technology. Beginning in 2015, providers who are not meaningfully using this technology incurred penalties, which increase over time. While these incentives and penalties have encouraged many providers to adopt and meaningfully use electronic health records software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges.

The North American RCM market has been estimated by MicroMarket Monitor to be approximately $20 billion in 2016, growing at a CAGR of 12% per year. Standalone billing and practice management solutions are reported to be on the wane in the market today as medical practices move towards integrated, end-to-end systems that integrate front and back office data flows, provide seamless access to clinical data from EHRs, and rationalize and streamline the entire revenue cycle management process.

Shift in Focus to Preventive Care. In an effort to avoid the negative health effects and increased costs associated with undetected and untreated chronic conditions, most health insurance plans provide co-payment and deductible-free coverage for preventive health services, such as annual well visits. Many believe that this shift in focus will, in the long-term, reduce costs and improve patient health.

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

Competition

The market for practice management, EHR and RCM information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors also include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc.

Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by various governmental initiatives, and consolidation in both the information technology and healthcare industries. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

Our Solution

We believe that our fully integrated solutions uniquely address the challenges in the industry. Our solutions dramatically simplify the complexities inherent in the reimbursement process and thereby deliver objectively superior results, such as reduced claim denial rates, improved customer days in accounts receivable, reduced patient no-shows, increased well visit encounters and reimbursement. Our solutions empower our customers with the real-time data they need to be efficient and make better decisions, such as real-time insurance eligibility and deductible details, provider productivity details and payer benchmarking.

Our fully integrated suite of technology and business service solutions is designed to enable healthcare practices to thrive in the midst of a rapidly changing environment in which managing reimbursement, clinical workflows and day-to-day administrative tasks is becoming increasingly complex, costly and time-consuming. Moreover, the standard offering fee for our complete, integrated, end-to-end solution is typically 5% of a practice’s healthcare-related revenues, with a monthly minimum fee, plus a nominal one-time setup fee, and is among the lowest in the industry.

Our Business Strategy

Our objective is to become the leading provider of integrated, end-to-end SaaS and business service solutions to healthcare providers practicing in an ambulatory setting. To achieve this objective, we employ the following strategies:

●	Provide comprehensive practice management, electronic health records, revenue cycle management and mobile health solutions to small and medium size healthcare practices. We believe that physician practices are in need of an integrated, end-to-end solution, such as the solution that MTBC provides, to manage the different facets of their businesses, from clinical documentation to claim submission and financial reporting.

●	Provide exceptional customer service. We realize that our success is tied directly to our customers’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to customer service activities.

●	Leverage significant cost advantages provided by our technology and skilled offshore workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce primarily based in Pakistan. We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

●	Pursue strategic acquisitions. Approximately 57% of our current practices and 69% of our current year’s revenue were obtained through strategic transactions with revenue cycle management companies including the 2016, 2015 and 2014 Acquisitions (collectively, the “Acquisitions”). With most of our acquisition transactions, our goal is to retain the acquired customers over the long-term and migrate those customers to our platform soon after closing. For the three acquisitions completed in 2014, Omni, CastleRock and Practicare, we successfully migrated 94% of acquired customers to PracticePro as of December 31, 2016. Since the 2015 and 2016 acquisitions of MedTech, GCB and RMB, we have migrated 100%, 100%, and 86% of the customers, respectively, to our platform. At the present time, it is more efficient to serve the customers of SoftCare, WFS and MediGain on their previous platforms.

Our Service Offerings

We offer a suite of fully-integrated, web-based SaaS platform and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with measureable outcomes. The four primary components of our proprietary web-based suite of services are: (i) practice management applications, (ii) a certified electronic health records solution, (iii) revenue cycle management services, and (iv) mobile health applications.

Our flagship product, PracticePro, provides our clients with a seamlessly integrated, end-to-end solution. Our web-based electronic health records are also available to customers as a standalone product. We regularly update our software platform with the goal of staying on the leading edge of industry developments, payer reimbursements trends and new regulations.

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

Electronic Health Records

Our web-based electronic health records solution has received ONC Health Information Technology certification. Moreover, in a previous study, KLAS, a leading independent industry assessor of healthcare information technology products, issued its annual electronic health records ranking and MTBC placed number five in our target market of one to ten providers, outperforming most leading electronic health records. A healthcare provider can use our solution to demonstrate “meaningful use” under federal law to earn incentives and avoid penalties. Our web-based electronic health records allow a provider to view all patient information in one online location, thus avoiding the need for numerous charts and records for each patient. Utilizing our web-based electronic health records solution, providers can track patients from their initial appointments; chart clinical data, history, and other personal information; enter and submit claims for medical services; and review and respond to queries for additional information regarding the billing process. Additionally, the electronic health record software delivers a robust document management system to enable providers to transition to paperless environments. The document management function makes available electronic connectivity between practitioners and patients, thereby streamlining patient care coordination and communications. In 2015, we introduced a tablet-based EHR, leveraging our web-based platform in a form that many providers find more convenient.

Revenue Cycle Management and other Technology-driven Business Services

Our proprietary revenue cycle management offering is designed to improve the medical billing reimbursement process, allowing healthcare providers to accelerate and increase collections, reduce errors in submission and streamline workflow to free up practitioners to focus on patient care. Customers using PracticePro will generally see an improvement in their collections, as illustrated by the following for 2016:

●	Our first pass acceptance rate is approximately 96%

●	Our first pass resolution rate is approximately 94%

●	Our clients’ median days in accounts receivable is 33 days for primary care and 40 days for combined specialties.

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

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2016, 53% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company.

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

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of the last day of the fiscal year following the fifth anniversary of the completion of our IPO dated July 23, 2014, the last day of the fiscal year in which we have total annual gross revenue of at least $1 billion, the date on which we are deemed to be a large accelerated filer (this means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year), or the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

●	We avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

●	We will provide less extensive disclosure about our executive compensation arrangements.

●	We will not require shareholder non-binding advisory votes on executive compensation or golden parachute arrangements.

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

Our strategy is to expand through the acquisition of additional RCM companies and through organic growth. Since 2006, we have acquired seventeen RCM companies and entered into agreements with four additional RCM companies under which we service all of their customers. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to PracticePro. Acquisitions may also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

We may be unable to pay the remaining balance of the MediGain acquisition price and have difficulty paying for future acquisitions.

At the present time, we owe five million dollars to Prudential for the balance of the MediGain acquisition price, three million dollars of which is now due. On March 29, 2017 we received a letter from Prudential that demanded immediate payment of the three million dollar portion of the consideration that is now due, together with accrued interest, and expressing Prudential’s intention to collect on said amounts. The balance is due at a later date. We have not paid this amount, which may give rise to breach of contract claims by Prudential. Furthermore, our credit agreement with Opus Bank, our senior secured lender, was amended to include a provision that prevents us from amending our contractual terms with Prudential, and by extension making payments, without Opus Bank’s prior consent, which consent may not be unreasonably withheld. If we are unable to secure additional financing, we will continue to be unable to meet our payment obligations to Prudential unless Opus Bank permits us to modify our contractual terms with Prudential. Furthermore, our amended terms with Opus Bank prevent us from consummating additional acquisitions without the prior consent of Opus Bank. Although the Company plans to raise additional capital during 2017, there is no assurance that this raise will be successful or will generate sufficient funding for the Company to enable it to meet its payment obligations to Prudential or to make additional acquisitions. In the event we are unable to pay the balance of the consideration due to Prudential in the MediGain acquisition, Prudential may seek all possible monetary and/or equitable remedies. Our inability to make the remaining payments due in the MediGain acquisition or renegotiate these payments would have a material adverse effect on our business.

In prior acquisitions, we have encountered difficulties in retaining all the customers we acquired, which has resulted in a decrease in our revenues and operating results. Similarly, we may be unable to retain customers of acquired businesses following their acquisition, which may likewise result in a decrease in our revenues and operating results.

Customers of the businesses we acquire usually have the right to terminate their service contracts for any reason at any time upon notice of 90 days or less. These customers may elect to terminate their contracts as a result of our acquisition or choose not to renew their contracts upon expiration. In the past, our failure to retain acquired customers has resulted in decreases in our revenues. The customers of the thirteen businesses we acquired in 2012 through 2016, excluding CastleRock, generated a total of approximately $7.6 million of revenue per quarter at the time of their acquisition. On average, this amount decreased by 37% one year after each acquisition occurred. For CastleRock, in part due to prohibited competitive activities of a selling stockholder which we later resolved through a mutually satisfactory settlement, including the forfeiture of all shares granted to CastleRock, this decrease was 73%. Our inability to retain customers of the businesses we acquire could adversely affect our ability to benefit from those acquisitions and increase our future revenues and operating income.

Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

While our acquisitions are typically structured as asset purchase agreements in which we attempt to limit our risk and exposure relative to the respective sellers’ liabilities, we cannot guarantee that we will be successful in avoiding all liability. In the past, sellers’ creditors have sought to hold us accountable for the respective sellers’ liabilities and certain customers of sellers attempt to hold us liable for the respective sellers’ breaches of the controlling services agreements. We attempt to minimize the possibility that disaffected shareholders of the businesses we acquire will be able to interfere with our business acquisitions, through due diligence, obtaining relevant representations from sellers, and leveraging experienced professionals when appropriate.

We may be unable to negotiate favorable prices for the RCM companies we acquire and even if we do negotiate favorable prices, we must obtain the approval of senior secured lender to proceed with any acquisitions.

Our acquisition strategy and the consideration we pay for potential targets is influenced by many factors, including the market demand for our securities and the condition of the healthcare industry in general. There can be no assurance that we will be able to negotiate and acquire medical billing companies on favorable financial terms, or that we will not be required to pay a premium for a desired acquisition opportunity. Also, our senior secured lender has the right to review and approve or veto acquisitions and we cannot guarantee that the lender will approve further transactions.

We may be unable to implement our strategy of acquiring additional RCM companies due to competition.

We have no unconditional commitments with respect to any other acquisition as of the date of this Annual Report on Form 10-K. Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire any additional RCM companies at all or on terms favorable to us, and we may not be able to secure financing for such acquisitions on favorable terms. Certain of our larger, better capitalized competitors may seek to acquire some of the RCM companies we may be interested in. Competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities.

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

Part of our typical acquisition strategy is to migrate the customer accounts obtained to our platform software and have our off- shore teams perform the majority of the services for the customer. If we cannot migrate acquired customers to our platform software or have our offshore teams service the acquired customer, we would incur additional costs.

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

Our acquisitions are typically structured as the purchase of assets, primarily consisting of medical billing contracts with healthcare providers. This structure may limit the transferability of some of the acquired assets, including contracts that have contractual provisions limiting their assignment. In our prior acquisitions, most of the medical billing contracts we acquired did not have restrictions on their assignment to us. However, other medical billing contracts we may seek to acquire in the future may be subject to these restrictions. Furthermore, certain software and vendor contracts which we may seek to acquire for use during the transition period following our acquisitions may not be assignable to us, which may disrupt the operations of the acquired customers. Moreover, even those that are assignable may be terminable by either party upon little or no notice.

Risks Related to Our Business

We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

The market for practice management, EHR and RCM information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc., all of which may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and consolidation in both the information technology and healthcare industries. Competitors may introduce products or services that render our products or services obsolete or less marketable. Even if our products and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive products or services to our products and services. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

Future changes in visa rules could prevent our offshore employees from entering the United States, which could decrease our efficiency.

In the ordinary course of business, we bring skilled employees from our offshore subsidiaries to the U.S. to serve as liaisons on projects and to expand the respective employees’ understanding of both the U.S. healthcare industry and the needs and expectations of our customers. These visits equip them to better understand and support our business objectives. While the current administration’s actions up to this point have not had an impact on us, we cannot predict whether the administration may in the future take actions that would prevent non-U.S. employees from visiting the U.S. If such restrictions were implemented in the future, it may become more difficult or expensive for us to educate and equip the employees of our foreign subsidiaries to support our business needs. We may also have difficulty in finding employees and contractors in the U.S that can replace the functions now performed by the Pakistani employees that we bring over to the U.S., which could negatively impact our business.

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

The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our Web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 1,700 employees in Pakistan which has experienced, and continues to experience, political and social unrest and acts of terrorism. The performance of our operations in Pakistan, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs in Pakistan are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in Pakistan are negatively impacted.

Our operations in Pakistan may be negatively impacted by any number of factors, including political unrest; social unrest; terrorism; war; failure of the Pakistani power grid, which is subject to frequent outages; vandalism; currency fluctuations; changes to the law of Pakistan, the United States or any of the states in which we do business; client mandates or preferences for on-shore service providers; or increases in the cost of labor and supplies in Pakistan. Our operations in Pakistan may also be affected by trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our highly educated workforce in Pakistan, we may be unable to provide our products and services at attractive prices, and our business would be materially and negatively impacted or discontinued.

Additionally, while approximately 80% of our offshore employees are in Pakistan, we maintain smaller offshore operation centers in India, Poland and Sri Lanka. We believe that the labor costs Pakistan and Sri Lanka are approximately 10% of the cost of comparably educated and skilled workers in the U.S, and that labor costs in India and Poland are approximately 20% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.

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

The results of the November 2016 elections created uncertainty for the future of the Affordable Care Act (“ACA”) and other health care-related legislation. The current administration and Congress have been critical of the ACA and have taken steps toward materially revising or even repealing it. This health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Presently there is an executive order that erodes the individual insurance coverage mandate. Congress has yet to develop a consensus on whether to make changes to the ACA, and if so what changes should be made. The ACA included specific reforms for the individual and small group marketplace, including an expansion of Medicaid. While we do not believe that healthcare reform initiatives are likely to have any material adverse impact on our operational results or the manner in which we operate the business, there can be no assurances regarding the same.

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

Under most of our customer contracts, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the Affordable Care Act;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inaction reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

We have incurred recent operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.

We generated net losses of $8.8 million and $4.7 million for the years ended December 31, 2016 and 2015, respectively. Our net losses for the years ended December 31, 2016 and 2015 include $4.4 million and $4.1 million of amortization expense of purchased intangible assets, respectively.

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

If the federal government were to impose a tax on imports or services performed abroad, we might be subject to additional liabilities. At this time, there is no way to predict whether this will occur or estimate the impact on our business.

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

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;

●	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

●	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

●	subject us to significant liability for damages or result in significant settlement payments; or

●	require us to indemnify our customers.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our physician clients, stockholders, the sellers of the businesses that we acquire, or the creditors of the businesses we acquire. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.

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

Our services involve the web-based storage and transmission of customers’ proprietary information and patient information, including health, financial, payment and other personal or confidential information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. We maintain servers, which store customers’ data, including patient health records, in the U.S. and offshore. We also process, transmit and store some data of our customers on servers and networks that are owned and controlled by third-party contractors in India and elsewhere. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer and patient data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in revenue.

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

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Our customers’ data, including patient health records, reside on our own servers located in the U.S., Pakistan, Sri Lanka, India and Poland. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

We provide content for use by healthcare providers in treating patients. This content includes, among other things, patient education materials, coding and drug databases developed by third-parties, and prepopulated templates providers can use to document visits and record patient health information. If content in the third-party databases, we use is incorrect or incomplete, adverse consequences, including death, may occur and give rise to product liability and other claims against us. A court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our solutions, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. Our liability insurance coverage may not be adequate or continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting.

In the future, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, our internal control over financial reporting would not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our common stock and Series A Preferred Stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, results of operations and reputation. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

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

The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative, regulatory landscape and other factors. Many healthcare laws, are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate or address the services that we provide. Further, healthcare laws differ from state to state and it is difficult to ensure that our business, products and services comply with evolving laws in all states. By way of example, certain federal and state laws forbid billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. These laws vary widely from state to state, and one of the federal laws governing these relationships, known as the Stark Law, is very complex in its application. Similarly, many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations, as well as laws or regulations forbidding splitting of physician fees with non-physicians or others. Other federal and state laws restrict assignment of claims for reimbursement from government-funded programs, the manner in which business service companies may handle payments for such claims and the methodology under which business services companies may be compensated for such services.

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

In addition, federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. For instance, the recent presidential election may pave the way for changes to the Affordable Care Act, the nature and scope of which are presently unknown. Similarly, certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. While the Food and Drug Administration (FDA) has sometimes chosen to disclaim authority to, or to refrain from actively regulating certain software products which are similar to our products, this area of medical device regulation remains in flux. We expect that the FDA will continue to be active in exploring legal regimes for regulating computer software intended for use in healthcare settings. Any additional regulation can be expected to impose additional overhead costs on us and should we fail to adequately meet these legal obligations, we could face potential regulatory action. Regulatory authorities such as the Centers for Medicare and Medicaid Services (CMS) may also impose functionality standards with regard to electronic prescribing technologies. If implemented, proposals like these could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

If we do not maintain the certification of our EHR solution pursuant to the HITECH Act, our business, financial condition and results of operations will be adversely affected.

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

The HITECH Act’s certification requirements affect our business because we have invested and continue to invest in conforming our products and services to these standards. HHS has developed certification programs for electronic health records and health information exchanges. Our web-based EHR solution has been certified as a complete EHR by ICSA Labs, a non-governmental, independent certifying body. We must ensure that our EHR solutions continue to be certified according to applicable HITECH Act technical standards so that our customers qualify for any “meaningful use” incentive payments and are not subject to penalties for non-compliance. Failure to maintain this certification under the HITECH Act could jeopardize our relationships with customers who are relying upon us to provide certified software, and will make our products and services less attractive to customers than the offerings of other EHR vendors who maintain certification of their products.

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

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission, and other disclosures of medical information. Legislation has been proposed at various times at both the federal and the state level that would limit, forbid, or regulate the use or transmission of medical information outside of the United States. Such legislation, if adopted, may render our use of our servers in offshore offices for work related to such data impracticable or substantially more expensive. Alternative processing of such information within the United States may involve substantial delay in implementation and increased cost.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Among other things, our services from time to time involve handling mail from payers and payments from patients for our customers, and this mail frequently includes original checks and credit card information and occasionally includes currency. Where requested, we deposit payments and process credit card transactions from patients on behalf of customers and the forward these payments to the customers. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. The manner in which we store and use certain financial information is governed by various federal and state laws. If any of our employees takes, converts, or misuses such funds, documents, or data, we could be liable for damages, subject to regulatory actions and penalties, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability.

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

We may not be able to maintain our listing on the Nasdaq Capital Market.

Our common stock currently trades on the Nasdaq Capital Market. This market has continued listing requirements that we must continue to maintain to avoid delisting. The standards include, among others, a minimum bid price requirement of $1.00 per share (the “Bid Price Rule”) and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of $35 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. Our results of operations and our fluctuating stock price directly impact our ability to satisfy these listing standards. In the event we are unable to maintain these listing standards, we may be subject to delisting.

On June 24, 2016, we received a letter from Nasdaq notifying us that for the 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). The letter also stated that we will be provided 180 calendar days, or until December 21, 2016, to regain compliance with the minimum bid price requirement.

On December 22, 2016 we received a letter from Nasdaq granting us an additional 180 days, or until June 19, 2017, to regain compliance with the Bid Price Rule. As a condition to this extension, MTBC confirmed to Nasdaq that, if necessary to regain compliance by the extended deadline, MTBC would effect a reverse stock split to increase our bid price above the $1.00 minimum amount. If we fail to regain compliance by the extended deadline, we could be delisted. In February 2017, a special proxy was sent to shareholders asking them to authorize the Board of Directors to approve a reverse stock split. The shareholder meeting for this special proxy is on April 14, 2017.

A delisting from Nasdaq Capital Market would result in our common stock being eligible for listing on the Over-The-Counter Bulletin Board. The OTCBB is generally considered to be a less efficient system than markets such as Nasdaq Capital Market or other national exchanges because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. Additionally, trading of our common stock on the OTCBB may make us less desirable to institutional investors and may, therefore, limit our future equity funding options and could negatively affect the liquidity of our stock.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products and services;

●	government or commercial healthcare reimbursement policies;

●	physician and patient acceptance of any of our current or future products;

●	introduction of competing products;

●	our operating expenses which fluctuate due to growth of our business;

●	timing and size of any new product or technology acquisitions we may complete; and

●	variable sales cycle and implementation periods for our products and services.

The Company’s available cash will not be sufficient to meet its current and anticipated cash requirements without additional financing. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. We cannot predict the reaction of investors to this conclusion, which might cause the price of our common stock to decline. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, Opus Bank, which include, among other things, generating and increasing adjusted EBITDA, maintaining minimum cash balances and eligible accounts receivable, complying with leverage and fixed charge ratios, and achieving specified revenue targets (as further defined in our loan agreement with Opus Bank). If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, which might cause the price of our common stock to decline.

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

Mahmud Haq currently controls 48.4% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Chief Executive Officer, beneficially owns 48.4% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 294,656 shares were issued in our offerings of Series A Preferred Stock. Our board of directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ended December 31, 2016, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiency(ies) in our internal control over financial reporting that are deemed to be material weakness(es), the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our Company may suffer if deficiencies are found, and this could cause a decline in the market price of our common and preferred stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. At December 31, 2016, our total liabilities (excluding contingent consideration) equaled approximately $20.3 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Our Credit Agreement with Opus Bank restricts the payment of dividends in the event of any event of default, including failure to meet certain financial covenants. There can be no assurance that we will remain in compliance with the Opus Credit Agreement, and if we default, we may be contractually prohibited from paying dividends on the Series A Preferred Stock. Further, if we are unable to renegotiate our agreements with Opus Bank or obtain additional financing from another source before May 31, 2018, we anticipate being in noncompliance with the terms of our credit agreement, which would prohibit us from paying dividends on the Series A Preferred Stock without Opus Bank’s written consent. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

We may not be able to pay dividends on the Series A Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, Opus Bank, which include, among other things, generating and increasing adjusted EBITDA, maintaining minimum cash balances and eligible accounts receivable, complying with leverage and fixed charge ratios, and achieving specified revenue targets (as further defined in our loan agreement with Opus Bank). If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, including restricting us from making dividend payments.

Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this document, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition, remaining in compliance with our affirmative and negative loan covenants with Opus, which we may be unable to do in the future and near term, and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

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

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank equally to or above the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our articles of incorporation and the articles of amendment relating to the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. Upon the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock (voting together as a class with all other series of parity preferred stock we may issue upon which like voting rights have been conferred and are exercisable), we are allowed to issue additional series of preferred stock that would rank above the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or the winding up of our affairs pursuant to our articles of incorporation and the articles of amendment relating to the Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and additional series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with equal priority with respect to dividends.

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

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates, which have recently exhibited heightened volatility but have generally been at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have significant accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

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

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flow may fluctuate significantly from period to period, which may impact our board of directors’ willingness or legal ability to declare a monthly dividend. If our operating results fall below the expectations of investors or securities analysts, the price of our Series A Preferred Stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products and services;

●	government or commercial healthcare reimbursement policies;

●	physician and patient acceptance of any of our current or future products;

●	introduction of competing products;

●	our operating expenses which fluctuate due to growth of our business;

●	timing and size of any new product or technology acquisitions we may complete; and

●	variable sales cycle and implementation periods for our products and services.

The Company’s available cash will not be sufficient to meet its current and anticipated cash requirements without additional financing. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. We cannot predict the reaction of investors to this conclusion, which might cause the price of our Series A Preferred Stock to decline. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, Opus Bank, which include, among other things, generating and increasing adjusted EBITDA, maintaining minimum cash balances and eligible accounts receivable, complying with leverage and fixed charge ratios, and achieving specified revenue targets (as further defined in our loan agreement with Opus Bank). If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, which might cause the price of our Series A Preferred Stock to decline.

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

We may redeem the Series A Preferred Stock.

On or after November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control (as defined below under “Description of the Series A Preferred Stock - Redemption”), we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

The market price of our Series A Preferred Stock is variable and could be substantially affected by various factors.

The market price of our Series A Preferred Stock could be subject to wide fluctuations in response to numerous factors. The price of the Series A Preferred Stock that will prevail in the market after this offering may be higher or lower than the offering price depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

●	price and volume fluctuations in the overall stock market from time to time, including increased volatility due to changes in the worldwide credit and financial markets and general economic conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	continued listing on the Nasdaq Capital Market;

●	material announcements by us regarding business performance, financings, mergers and acquisitions or other transactions;

●	our ability to comply with the financial covenants and our other obligations under our loan documents with Bank;

●	our ability to (i) raise sufficient funds to timely pay the remainder of the MediGain purchase price due in May 2017 and (ii) remain in compliance with our obligations with Bank, which may prohibit or restrict our ability to pay the remainder of the MediGain purchase price;

●	our issuance of additional preferred equity or debt securities;

●	departures of key personnel; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Series A Preferred Stock in this offering may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Chief Executive Officer, beneficially owns approximately 48.4% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to limitations, in the event that eighteen monthly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our articles of incorporation or articles of amendment relating to the Series A Preferred Stock that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights.

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

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a lease, the terms of which expire on September 30, 2017. Additionally, we lease approximately 48,100 square feet of office space and computer server facilities in Islamabad, Pakistan, which lease expires in 2021, as well as approximately 33,200 square feet in Bagh, Pakistan, with an annually renewable lease. The Company also leases office space in Poland, India and Sri Lanka, which expire in 2017 and 2018. In January 2017, the Company leased additional office space in Dallas, Texas and Mahwah, New Jersey, with total square feet leased of approximately 13,000 and lease terms of between 2 to 3 years. The Company also leases or subleases office and apartment space in several additional U.S. cities under short-term leases; however, these leases are not significant. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

In the normal course of business, we may be subject to various legal and administrative proceedings. Currently, there are no material legal proceedings pending.

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

The following table presents information on the high and low sales prices per share as reported on the Nasdaq Capital Market for our common stock for the periods indicated during such periods:

	2016		2015
	High	Low	High	Low
First Quarter	$1.26	$0.68	$3.22	$1.96
Second Quarter	$1.17	$0.82	$2.31	$1.66
Third Quarter	$1.33	$0.72	$2.50	$1.38
Fourth Quarter	$1.07	$0.73	$2.35	$1.10

Common Stock Holders

As of March 1, 2017 there were approximately 600 “non-objecting holders” of record (NOBOs) of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, Bank.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended December 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2016.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2016, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders	406,959	237,403
Total	406,959	237,403

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2016 and 2015 as well as the consolidated balance sheets data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2014, 2013 and 2012 as well as the consolidated balance sheets data as of December 31, 2014, 2013 and 2012 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing on page F-1 in this Annual Report on Form 10-K. Note 4 of our Consolidated Financial Statements discusses the acquisitions by the Company in the last three years which account for a significant portion of the increases in revenue and expenses in those years.

Consolidated Statements of Operations Data

	Years ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Net revenue	$24,493	$23,080	$18,303	$10,473	$10,017
Operating expenses:
Direct operating costs	13,417	11,630	10,636	4,273	4,257
Selling and marketing	1,224	467	253	249	266
General and administrative	12,459	11,969	9,943	4,743	4,397
Research and development	902	659	532	386	396
Change in contingent consideration	(716)	(1,786)	(1,811)	-	-
Depreciation and amortization	5,108	4,599	2,791	949	679
Total operating expenses	32,394	27,538	22,344	10,600	9,995

Operating (loss) income	(7,901)	(4,458)	(4,041)	(127)	22

Interest expense -- net	646	262	157	136	74
Other (expense) income -- net	(53)	170	(135)	230	169
(Loss) income before provision for income taxes	(8,600)	(4,550)	(4,333)	(33)	117
Income tax provision	197	138	176	145	-
Net (loss) income	$(8,797)	$(4,688)	$(4,509)	$(178)	$117
Preferred stock dividends	753	207	-	-	-
Net (loss) income attributable to common shareholders	$(9,550)	$(4,895)	$(4,509)	$(178)	$117
Weighted average common shares outstanding basic and diluted	10,036,988	9,732,806	7,084,630	5,101,770	5,101,770
Net (loss) income per common share basic and diluted	$(0.95)	$(0.50)	$(0.64)	$(0.03)	$0.02

Consolidated Balance Sheet Data	As of December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Cash	$3,477	$8,040	$1,049	$498	$268
Working capital - net (1)	(7,418)	5,128	(3,559)	(1,621)	(504)
Total assets	28,324	26,677	23,107	5,773	3,484
Long-term debt	4,200	4,903	49	1,634	330
Shareholders’ equity	7,067	14,892	14,321	118	406

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data	Years ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Adjusted EBITDA	$(605)	$(675)	$(1,726)	$1,069	$701

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

The following table contains a reconciliation of net (loss) income to adjusted EBITDA.

Reconciliation of net (loss) income	Years ended December 31,
to Adjusted EBITDA	2016	2015	2014	2013	2012
	($ in thousands)
Net (loss) income	$(8,797)	$(4,688)	$(4,509)	$(178)	$117
Depreciation	527	420	261	234	263
Amortization	4,581	4,179	2,530	715	416
Other expense (income) - net	53	(170)	135	(230)	(169)
Interest expense - net	646	262	157	136	74
Income tax provision	197	138	176	144	-
Stock-based compensation expense	1,928	629	259	-	-
Integration and transaction costs	976	341	1,076	248	-
Change in contingent consideration	(716)	(1,786)	(1,811)	-	-
Adjusted EBITDA	$(605)	$(675)	$(1,726)	$1,069	$701

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2016 and 2015 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,700 people in Pakistan and 100 in Sri Lanka, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

Adoption of our solutions requires only a modest upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues is based on a percentage of our clients’ collections. For new customers other than those obtained through acquisitions, the standard fee for our complete, integrated, end-to-end solution averages approximately 5% of a practice’s healthcare-related revenues plus a small one-time setup fee, and is among the lowest in the industry.

As a result of the SoftCare acquisition, the Company has a clearinghouse service which allows clients to track claim status and includes services such as batch electronic claim and payment transaction clearing and web access for claim corrections. Also as a result of this acquisition, the Company has an EDI service which provides a centralized electronic data interchange management system to record, manage and control the exchange of information. As a result of the WFS acquisition, the Company has a printing and mailing operation.

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

Our Pakistan operations accounted for approximately 26% and 33% of total expenses for the years ended December 31, 2016 and 2015, respectively. A significant portion of those expenses were personnel-related costs (approximately 75% and 81% for the years ended December 31, 2016 and 2015). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired use domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to Pakistan.

On October 3, 2016, MTBC Acquisition, Corp. (“MAC”), a newly formed, a wholly-owned subsidiary of MTBC, acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company, and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (“Millennium”) (together “MediGain”). The assets, including accounts receivable, customer relationships, fixed assets and two wholly-owned foreign subsidiaries of MediGain, located in India and Sri Lanka, were acquired through a strict foreclosure process whereby MAC acquired senior secured notes secured by the assets of MediGain, and immediately thereafter foreclosed on the assets in satisfaction of the senior secured notes. The total purchase price for the acquisition was $7 million. Of this amount, $2 million was paid at closing and the balance is due April 1, 2018.

In connection with this acquisition, MTBC expects to generate at least $10 million of annual revenue from the customers acquired. Although there is no assurance that the customers will remain with MTBC, the Company expects that this acquisition will be accretive to earnings during 2017. During the fourth quarter of 2016, we began to integrate the acquired operations with MTBC, but will have offshore operations in Sri Lanka and India as well as Pakistan, and in the short term, we will have a significant number of additional U.S.-based employees from MediGain.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management, including adjusted EBITDA, adjusted net income and adjusted net income per share, are non-GAAP financial measures, which we believe better enable management and investors to analyze and compare the underlying business results from period to period.

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

Adjusted EBITDA, adjusted net income and adjusted net income per share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures.

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;

●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including customer incentives paid in stock and related fees, and cash-settled awards, based on changes in the stock price;

●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other costs related to specific transactions; and

●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
	($ in thousands)
Net revenue	$24,493	$23,080

GAAP net loss	$(8,797)	$(4,688)

Provision for income taxes	197	138
Net interest expense	646	262
Other expense (income) - net	53	(170)
Stock-based compensation expense	1,928	629
Depreciation and amortization	5,108	4,599
Integration and transaction costs	976	341
Change in contingent consideration	(716)	(1,786)
Adjusted EBITDA	$(605)	$(675)

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including customer incentives paid in stock and related fees, and cash-settled awards, based on changes in the stock price;

●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, and other costs related to specific transactions;

●	Changes in contingent consideration; and

●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
	($ in thousands)
GAAP net loss	$(8,797)	$(4,687)

Other expense (income) - net	53	(170)
Stock-based compensation expense	1,928	629
Amortization of purchased intangible assets	4,397	4,118
Integration and transaction costs	976	342
Change in contingent consideration	(715)	(1,786)
Income tax expense related to goodwill	174	171
Non-GAAP adjusted net income	$(1,984)	$(1,383)

	Years Ended
	December 31,
	2016	2015
GAAP net loss per share	$(0.95)	$(0.50)

GAAP net loss per end-of-period share	(0.85)	(0.43)
Other expense (income) - net	0.01	(0.02)
Stock-based compensation expense	0.19	0.06
Amortization of purchased intangible assets	0.42	0.38
Integration and transaction costs	0.09	0.03
Change in contingent consideration	(0.07)	(0.17)
Income tax expense related to goodwill	0.02	0.02
Non-GAAP adjusted net income per share	$(0.19)	$(0.13)

End-of-period shares	10,300,178	10,797,486

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of the years December 31, 2016 and 2015, including the shares which were issued but have not been settled, and considered contingent consideration, in order to provide insight into results considering the total number of shares which were issued at the time of the acquisitions. Accordingly, the end-of-period diluted common shares include 248,625 and 553,473 of contingently issuable shares at December 31, 2016 and 2015, respectively. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward losses to offset the applicable income taxes. The table below shows the composition of end-of-period common shares.

	Years Ended
	December 31,
	2016	2015
Basic shares outstanding	10,051,553	10,244,013
Shares recorded as contingent consideration	248,625	553,473
End-of-period shares	10,300,178	10,797,486

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited)
	($ in thousands, except per share data)
Net revenue	$8,830	$5,341	$5,213	$5,110	$5,363	$5,613	$5,966	$6,138
Operating expenses
Direct operating costs	6,124	2,670	2,321	2,301	2,359	2,812	2,913	3,546
Selling and marketing	386	275	220	344	191	59	97	120
General and administrative	4,286	2,569	2,694	2,910	2,561	3,090	3,177	3,142
Research and development	327	175	209	191	170	159	165	165
Change in contingent consideration	(108)	(197)	(366)	(45)	(503)	(367)	(87)	(829)
Depreciation and amortization	1,571	1,118	1,205	1,214	1,099	1,137	1,202	1,160
Total operating expenses	12,586	6,611	6,283	6,914	5,877	6,890	7,467	7,304

Operating loss	(3,756)	(1,270)	(1,070)	(1,804)	(514)	(1,277)	(1,501)	(1,166)

Interest expense -- net	185	166	161	134	120	70	37	35
Other (expense) income -- net	(13)	(14)	(24)	(2)	5	62	57	46
Loss before provision (benefit) for income taxes	(3,954)	(1,450)	(1,256)	(1,941)	(629)	(1,285)	(1,481)	(1,155)
Income tax provision (benefit)	71	45	38	43	173	(52)	6	10
Net loss	$(4,025)	$(1,495)	$(1,294)	$(1,984)	$(802)	$(1,233)	$(1,487)	$(1,165)
Preferred stock dividend	203	231	159	159	207	-	-	-
Net loss attributable to common shareholders	$(4,228)	$(1,726)	$(1,453)	$(2,143)	$(1,009)	$(1,233)	$(1,487)	$(1,165)
Net loss per share
Basic and diluted	$(0.42)	$(0.17)	$(0.15)	$(0.21)	$(0.10)	$(0.13)	$(0.15)	$(0.12)

Adjusted EBITDA	$(814)	$130	$14	$65	$312	$(183)	$(95)	$(709)

Reconciliation of Net loss to Adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited)
	($ in thousands)
Net loss	$(4,025)	$(1,494)	$(1,294)	$(1,984)	$(802)	$(1,233)	$(1,487)	$(1,165)
Depreciation	158	129	123	117	108	112	106	93
Amortization	1,413	990	1,082	1,096	991	1,025	1,097	1,066
Other expense (income) -- net	13	14	24	2	(5)	(62)	(57)	(46)
Interest expense -- net	185	166	161	134	120	70	37	35
Income tax provision (benefit)	71	45	38	43	173	(52)	6	10
Stock-based compensation expense	1,112	194	132	489	132	173	197	127
Integration and transaction costs	367	284	113	212	98	151	93	-
Change in contingent consideration	(108)	(197)	(366)	(45)	(503)	(367)	(87)	(829)
Adjusted EBITDA	$(814)	$130	$14	$65	$312	$(183)	$(95)	$(709)

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our platform accounted for approximately 71% of our revenue for the year ended December 31, 2016 and approximately 85% of our revenue for the year ended December 31, 2015.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate was approximately 96% for the year ended December 31, 2016 and 95% for the year ended December 31, 2015, which compares favorably to the average of the top twelve payers of approximately 95%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the year ended December 31, 2016 and approximately 93% for the year ended December 31, 2015.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 33 days for primary care and 40 days for combined specialties for the year ended December 31, 2016, and approximately 35 days for primary care and 39 days for combined specialties for the year ended December 31, 2015, as compared to the national average of 40 days, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices. Higher first pass resolution rates and effective follow-up helped us to achieve this rate, which reduces our customers’ collection cycle of claims, leading to increased revenue and customer satisfaction.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our clients who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2016 and 2015 were 85% and 79%, respectively. The renewal rates for our customers who are also users of our EHR for 2016 and 2015 were 97% and 99%, respectively. The percentage of our revenue we generated during the years ended December 31, 2016 and 2015 which came from all users of our EHR was 39% and 45%, respectively.

Providers and Practices Served: As of December 31, 2016, we provided RCM and related services to approximately 2,800 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 830 practices. In addition, we served approximately 250 clients who were not medical practices, but are service organizations who serve the healthcare community. As of December 31, 2015, we served approximately 1,500 providers representing approximately 730 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 88% and 92% of our revenues during the years ended December 31, 2016 and 2015. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from one-time setup fees we charge for implementing PracticePro; the sale of our stand-alone web-based EHR solution, ChartsPro; and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies wherever feasible without jeopardizing the client relationship. During the year ended December 31, 2016, we moved approximately 64% of the medical billing customers from the 2016, 2015 and 2014 Acquisitions to our operating platform.

As a result of the SoftCare acquisition, during the year ended December 31, 2016 and 2015 we earned approximately 3% and 4%, respectively, of our revenue from clearinghouse and EDI clients. As a result of the WFS acquisition, during the year ended December 31, 2016, we earned approximately 3% of our revenue from printing and mailing operations.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Our Pakistan operations accounted for approximately 33% and 44% of direct operating costs for the year ended December 31, 2016 and 2015, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel, advertising expenses. These have been relatively low in the past (under 2% of our revenue through 2015), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in October 2016 we hired four sales and marketing personnel as part of MediGain acquisition. Going forward, we intend to invest in marketing, business development and sales resources to expand our market share, building on our existing customer base.

Research and Development Expense. Research and development expense consists primarily of personnel-related costs and third-party contractor costs. Because we incorporate our technology into our services as soon as technological feasibility is established, most costs are currently expensed as incurred. We expect our research and development expense to increase in the future in absolute terms, but decrease as a percentage of revenue. Consistent with our growth plans, we are hiring developers, analysts and project managers in an effort to streamline our operational processes and further develop our products.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan office accounted for approximately 26% and 29% of general and administrative expenses for the years ended December 31, 2016 and 2015, respectively.

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of the Acquisitions based on the achievement of defined performance measures contained in the purchase agreements. For the 2016 and 2015 Acquisitions, the contingent consideration consists of amounts due in cash and for one of the sellers of the 2014 Acquisitions, amounts due in the Company’s common stock. Contingent consideration is adjusted to fair value at the end of each reporting period.

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

Amortization expense through the second quarter of 2015 was charged on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions, including customer contracts and relationships and covenants not to compete, as well as purchased software. We concluded that three years reflects the period during which the economic benefits are expected to be realized. For customer contracts and relationships relating to the 2016 and 2015 Acquisitions, amortization was charged using the double declining balance method over three years, as the Company concluded that the double declining balance method was more appropriate based on its historical experience as the majority of the cash flows are expected to be recognized on an accelerated basis over their estimated useful lives.

In 2016, our acquisitions and purchases of customer relationships added $4.8 million of intangibles. Amortization related to the 2016 Acquisitions was $1.1 million for the year ended December 31, 2016. In 2015, our acquisitions and purchase of customer relationships added $1,083,000 of intangibles. Amortization related to the 2015 Acquisitions and the purchase of the customer relationships was $422,000 and $212,000 for the years ended December 31, 2016 and 2015, respectively.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and notes issued in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to a foreign exchange loss of $92,000 and a foreign exchange gain of $143,000 for the years ended December 31, 2016 and 2015, respectively.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2016 and 2015.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

We believe that the accounting policies below are those policies that involve the greatest degree of complexity and exercise of judgment by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. For a more detailed discussion of our critical accounting policies, please refer to Note 3 in the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Contingent consideration

If a business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. As a result of the Acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing changes in the fair value of the Company’s common stock, changes in forecasted revenue of the acquired entities and the probability of an adjustment to the purchase price. Critical estimates include determining the forecasted revenue for certain acquisitions, probability and timing of cash collections and an appropriate discount rate. Changes in the fair value of the contingent consideration after the acquisition date are included in earnings if the contingent consideration is recorded as a liability and are included in equity if the contingent consideration is recorded as an equity instrument.

Goodwill Impairment

Goodwill is not amortized but is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of a single reporting unit. Application of the goodwill impairment test requires judgment including the use of a discount cash flow methodology. This analysis requires significant assumptions and judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital. No impairment charges were recorded during the years ended December 31, 2016 or 2015.

Business Combinations

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models. We review acquired intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of such assets may not be recoverable. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected client retention rates, expected future cash inflows and outflows and estimated useful lives of those intangible assets. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide an allowance for the portion of receivables when collection becomes doubtful. If necessary, provisions are made based upon a specific review of all significant outstanding receivables. In determining the provision, we analyze our historical collection experience, the aging of our accounts receivable, customer credit-worthiness and current economic trends. We reassess this allowance each reporting period. If actual payment experience with our customers is different than our estimates, adjustments to this allowance may be necessary resulting in additional charges to our statement of operations.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Years Ended December 31,
	2016	2015
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	54.8%	50.4%
Selling and marketing	5.0%	2.0%
General and administrative	50.9%	51.9%
Change in contingent consideration	(2.9%)	(7.7%)
Research and development	3.7%	2.9%
Depreciation and amortization	20.9%	19.9%
Total operating expenses	132.4%	119.4%

Operating loss	(32.4%)	(19.4%)

Interest expense - net	2.6%	1.1%
Other (expense) income - net	(0.2%)	0.7%
Loss before income taxes	(35.2%)	(19.8%)
Income tax provision	0.8%	0.6%
Net loss	(36.0%)	(20.4%)

Comparison of 2016 and 2015

	Years Ended
	December 31,		Change
	2016	2015	Amount	Percent
Revenue	$24,493,443	$23,079,850	$1,413,593	6%

Revenue. Total revenue of $24.5 million for the year ended December 31, 2016 increased by $1.4 million or 6% from revenue of $23.1 million for the year ended December 31, 2015. Total revenue for the year ended December 31, 2016 included $7.3 million and $2.9 million of revenue from customers we acquired from the 2016 and 2015 Acquisitions, respectively, offset by attrition from customers obtained primarily from the 2014 Acquisitions. Total revenue for the year ended December 31, 2015 included $1.1 million of revenue from customers we acquired from the 2015 Acquisitions.

	Years Ended
	December 31,		Change
	2016	2015	Amount	Percent
Direct operating costs	$13,416,627	$11,630,070	$1,786,557	15%
Selling and marketing	1,224,243	467,446	756,797	162%
General and administrative	12,458,820	11,969,177	489,643	4%
Research and development	902,186	659,176	243,010	37%
Change in contingent consideration	(715,495)	(1,786,367)	1,070,872	(60%)
Depreciation	527,072	420,023	107,049	25%
Amortization	4,580,963	4,178,587	402,376	10%
Total operating expenses	$32,394,416	$27,538,112	$4,856,304	18%

Direct Operating Costs. Direct operating costs of $13.4 million for the year ended December 31, 2016 increased by $1.8 million or 15% from direct operating costs of $11.6 million for the year ended December 31, 2015. The MediGain Acquisition increased salary costs by $1.7 million and $374,000 in the U.S. and offshore, respectively, and subcontractor costs by $750,000. Postage and delivery costs increased by $517,000 due to the acquisitions of WFS and MediGain. Salary and other direct operating costs in Pakistan decreased by $1.1 million or 28% for the year ended December 31, 2016 as a result of the reduction in the number of employees in Pakistan who were hired to service customers of the 2014 and 2015 Acquisitions. Salary costs in the U.S. decreased by $1.3 million or 32% due to the reduction in the number of employees acquired from the 2014 and 2015 Acquisitions due to the transition of customers to the MTBC platform, utilizing technology and offshore labor instead of U.S. personnel. This savings was partially offset by approximately $1 million of payroll expense related to employees obtain in connection with the 2016 Acquisitions other than MediGain. In addition, software platform costs increased by $245,000 and travel and entertainment costs increased by $399,000 from 2015 due to the 2016 acquisition activity. During the year ended December 31, 2016 salary and benefit costs for the subsidiary in Poland increased by $79,000.

Selling and Marketing Expense. Selling and marketing expense of $1.2 million for the year ended December 31, 2016 increased by $757,000 or 162% from selling and marketing expense of $467,000 for the year ended December 31, 2015. During the fourth quarter of 2015, the Company hired additional sales and marketing personnel and transferred existing personnel into these positions as a step towards increasing revenue of the Company, and with the acquisition of MediGain, there was a further increase of $255,000 in salaries due to MediGain’s established sales and marketing team.

General and Administrative Expense. General and administrative expense of $12.5 million increased by $490,000 or 4% from general and administrative expense of $12 million for the year ended December 31, 2015. Additional expenses resulted primarily from the 2016 and 2015 Acquisitions, including payroll, facilities and legal and professional costs. The MediGain acquisition increased salary cost by $1.1 million. Legal and professional costs increased by $331,000 or 26%, in part due to transaction costs related to the MediGain acquisition. These increases in costs were offset by decreases in other general and administrative costs. Salary expense in the U.S. decreased by $329,000 or 9% for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to the reduction in the number of employees. Other general and administrative costs including occupancy expenses decreased by approximately $724,000 for the year ended December 31, 2016.

Research and Development Expense. Research and development expense of $902,000 for the year ended December 31, 2016 increased by $243,000 or 37% from research and development expense of $659,000 in the prior year, as a result of adding additional technical employees in Pakistan performing software development work.

Contingent Consideration. The change in contingent consideration of $715,000 and $1.8 million in 2016 and 2015, respectively, relates to the change in the fair value of the contingent consideration. This gain resulted primarily from changes in the revenue estimates for the 2015 and 2016 Acquisitions and also from a decrease in the price of the Company’s common stock for the Practicare shares held in escrow. The settlement of the Omni shares and the forfeiture of all the shares issued as consideration for the acquisition of CastleRock contributed to the change for the year ended December 31, 2015.

Depreciation. Depreciation of $527,000 for the year ended December 31, 2016 increased by $107,000 or 25% from depreciation of $420,000 for the year ended December 31, 2015, primarily as a result of additional property and equipment purchases and the MediGain Acquisition.

Amortization Expense. Amortization expense of $4.6 million for the year ended December 31, 2016, increased by $402,000 or 10% from amortization expense of $4.2 million for the year ended December 31, 2015. This increase resulted from the intangible assets acquired in connection with our Acquisitions, which are primarily being amortized over three years.

	Years Ended
	December 31,		Change
	2016	2015	Amount	Percent
Interest income	$36,411	$26,795	$9,616	36%
Interest expense	(682,083)	(288,406)	(393,677)	137%
Other (expense) income - net	(53,276)	170,281	(223,557)	(131%)
Income tax provision	196,802	137,786	59,016	43%

Interest Income. Interest income of $36,000 for the year ended December 31, 2016 increased by $10,000 or 36% from interest income of $27,000 for the year ended December 31, 2015. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $682,000 for the year ended December 31, 2016 increased by $394,000 or 137% from interest expense of $288,000 for the year ended December 31, 2015. This increase was primarily due to interest on higher borrowings under our term loans and the line of credit.

Other Income (Expense) - net. Other expense - net was $53,000 for the year ended December 31, 2016 compared to other income - net of $170,000 for the year ended December 31, 2015. Included in other (expense) income are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There was a $197,000 provision for income taxes for the year ended December 31, 2016, an increase of $59,000 compared to the provision for income taxes of $138,000 for the year ended December 31, 2015. In 2015, a $60,000 Federal income tax carryback claim was recorded which reduced total income tax expense. Included in the 2016 tax provision was a $174,000 deferred income tax provision related to the amortization of goodwill. The pre-tax loss increased from $4.5 million for the year ended December 31, 2015 to $8.6 million for the year ended December 31, 2016. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets of $7.2 million and $2.8 million at December 31, 2016 and 2015, respectively. The Company’s effective tax rate is (2%) and our Federal statutory tax rate is 34%. The primary reason for this difference pertains to the net operating loss incurred in the current year which could not be recorded as a benefit as the Company recorded a full valuation allowance on its net deferred tax assets.

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

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While our plan is to be profitable in the future and begin utilizing these deferred tax assets, there is not sufficient evidence to allow us to avoid the full valuation allowance in 2015 and 2016. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the timing and level of profitability that we are able to actually achieve.

The Company has state NOL carry forwards of approximately $10.8 million which will expire at various dates from 2034 to 2036. The Company has a Federal NOL carry forward of approximately $10.6 million which will expire between 2034 and 2036. The use of some of the Federal NOL carry forward is subject to Internal Revenue Code Section 382 limitations.

Liquidity and Capital Resources

The Company had a cash balance of $3.5 million at December 31, 2016, and an outstanding balance of $9.3 million drawn on its credit facility with Opus Bank, which was fully utilized.

As of December 31, 2016, the Company was in compliance with all the covenants contained in the Opus credit agreement. During March 2017 Opus amended the covenants whereby the asset coverage ratio covenant was removed. There is a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and adjusted EBITDA requirements. If we raise additional capital through a sale of equity, a portion of the net proceeds will be used to pay down the term loans. Additionally, on June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5%, from prime plus 1.75% to prime plus 5.25%.

In October the Company made an initial $2 million payment toward the MediGain acquisition, which had a total purchase price of $7 million, the remaining $5 million of which is unsecured. On March 29, 2017 the Company received a letter from Prudential that demanded immediate payment of $3 million of the remaining consideration that is now due together with accrued interest, and expressing Prudential’s intention to collect on said amounts. The balance is due at a later date. The Company will require additional financing in order to make these payments.

There were negative cash flows from operations of $1.9 million for the year ended December 31, 2015 as the Company integrated the 2014 and 2015 Acquisitions. In 2016, there was $898,000 negative cash flow from operations as the Company integrated its 2016 Acquisitions, the largest of which was MediGain. Due to operating losses in 2015 and 2016, the Company relies on the term loans and line of credit to fund operations.

The Company’s available cash will not be sufficient to meet its current and anticipated cash requirements without additional financing. According, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the financial statements are issued. In addition, our independent registered public accounting firm reported that conditions existed that could raise substantial doubt about our ability to continue as a going concern. The financial information throughout this Annual Report and the financial statements included elsewhere in this Annual Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management believes that it will be necessary to raise additional funding, which might be in the form of sales of additional shares of its Series A Preferred Stock, its common stock, or some other instrument. There can be no assurances that we will be able to complete any financing on acceptable terms or at all. If we issue equity securities, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities or obtain additional credit facilities, we may incur debt service obligations, and we may become subject to restrictions limiting our ability to operate our business. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. Failure to obtain financing when needed may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

The following table summarizes our cash flows for the years presented.

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(897,842)	$(1,882,781)
Net cash used in investing activities	(3,833,482)	(602,423)
Net cash provided by financing activities	157,306	9,503,006
Effect of exchange rate changes on cash	11,336	(26,900)
Net (decrease) increase in cash	(4,562,682)	6,990,902

In September 2015, the Company secured a $10 million credit facility from Opus Bank, including an initial $4 million term loan and a $2 million revolving line of credit. The proceeds of the term loan were used to fully repay the previous TD Bank line of credit and other notes payable. Additional term loans totaling $4 million from Opus were received in November 2015 and in March 2016.

The Company raised approximately $4.7 million of net proceeds from a public preferred stock offering in November 2015, and raised approximately $1.3 million of net proceeds from additional sales of the same preferred stock in July 2016.

The Company previously had a line of credit with TD Bank, which increased from $1.2 million to $3 million in March 2015, and was repaid in 2016 with proceeds from the Opus Bank term loan and closed.

Effective December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the program, the Company purchased 101,338 shares of its common stock for an aggregate purchase price of $122,031. The plan ran through January 16, 2016.

Effective January 25, 2016, the Board of Directors of the Company approved an additional $1,000,000 stock repurchase program. The program expired on January 25, 2017. Through December 31, 2016, the Company purchased an additional 644,565 shares of its common stock for an aggregate purchase price of $546,145.

Operating Activities

Cash used in operating activities was $898,000 during the year ended December 31, 2016, compared to $1.9 million during the year ended December 31, 2015. The increase in the net loss of $4.1 million included the following changes in non-cash items: additional depreciation and amortization of $509,000, additional stock-based compensation of $1.2 million and decrease in change in contingent consideration of $1.1 million. Although revenue increased by $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, expenses increased by $5 million for the same period primarily due to the acquisition of MediGain in the fourth quarter of 2016.

Accounts receivable increased by $456,000 for the year ended December 31, 2016, compared with a decrease of $520,000 for the year ended December 31, 2015. Accounts payable, accrued compensation and accrued expenses increased by $1.1 million during the year ended December 31, 2016, compared with a decrease of $1.7 million for the year ended December 31, 2015.

Investing Activities

Cash used in investing activities during the year ended December 31, 2016 was $3.8 million, an increase of $3.2 million compared to $602,000 during the year ended December 31, 2015. The increase in spending is primarily due to the initial payments of $1.25 million, $175,000 and $2 million for the GCB, RMB and MediGain acquisitions, respectively.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2016 was $157,000, compared to $9.5 million in the year ended December 31, 2015. The cash provided by financing activities in 2016 includes $2 million of additional term loan borrowings from Opus Bank before financing costs, offset by a $1.4 million repayment of debt obligations, $709,000 of preferred stock dividends and $546,000 of purchases of common stock as part of our stock repurchase program. The cash provided by financing activities for 2015 represented borrowings on the Opus line of credit, net of repayments to TD Bank, $4.7 million from sale of preferred stock and $811,000 of repayment of debt obligations. Average borrowings from our revolving line of credit were $1.7 million for the year ended December 31, 2015, compared to $660,000 for the year ended December 31, 2016.

Our line of credit with Opus Bank expires on September 1, 2018, unless renewed. As of December 31, 2016, $2 million was drawn on the line. Our term loans with Opus Bank mature on September 1, 2019 and require monthly principal payments which began October 1, 2016 of approximately $222,000 per month and continue through the end of the loan period.

The Company raised $4.7 million from the sale of preferred stock after expenses in 2015 and $1.3 million in 2016. During 2016 and 2015, $709,000 and $48,000 of preferred stock dividends were paid, respectively.

In connection with the common stock buy-back program, the Company purchased 101,338 and 644,565 of its shares for an aggregate cost of $122,000 and $546,000 for the years ended December 31, 2015 and 2016, respectively. No shares were repurchased subsequent to December 31, 2016.

Contractual Obligations and Commitments

We have contractual obligations under our term loans, line of credit, and in connection with our purchase of MediGain and contingent consideration in connection with the 2016 and 2015 Acquisitions. We were in compliance with all Opus covenants in 2016. We also maintain operating leases for property and certain office equipment.

The following table presents certain payments due by the Company under our long-term contractual obligations with minimum firm commitments as of December 31, 2016. In addition, based on the obligations as of December 31, 2016, we expected interest expense to be approximately $600,000 during the years below. Based on the Opus amendment, we now expect interest expense to be approximately $800,000.

	Year ending December 31,
	2017	2018	2019	2020	Thereafter	Total
	($ in thousands)
Notes and long-term debt	$7,848	$2,733	$2,046	$36	$18	$12,681
Leases	391	299	163	-	-	853
Contingent consideration	535	297	98	-	-	930
Total	$8,774	$3,329	$2,307	$36	$18	$14,464

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Nasdaq Listing Compliance

On June 24, 2016, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5810(b), as the closing bid price of the Company’s common stock has been below the minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market under the symbol “MTBC” or of the Company’s Series A Preferred Stock on the Nasdaq Capital Market under the symbol “MTBCP.”

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), the Company had an initial period of 180 days, or until December 21, 2016, to regain compliance with the minimum closing bid price requirement, which requires the closing bid for the common stock meet or exceed $1.00 per share for a minimum of ten consecutive business days during this period. The Company was eligible and received an additional 180 day compliance period. The Company has issued a special proxy to its shareholders asking for approval to authorize the Board of Directors to approve a reverse stock split which will increase the price per share. The special shareholders’ meeting is scheduled for April 14, 2017. The Board of Directors will then have the authority to approve the amount of the reverse stock split which could range from 1 for 3 to 1 for 8, if they deem this to be in the Company’s best interest. The Company’s failure to regain compliance during this additional 180 days compliance period could result in delisting.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Management excluded from its assessment of internal control over financial reporting MediGain, the most recent acquisition, as it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. During 2016, the revenue recorded by the Company for MediGain was approximately $3.7 million. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2016 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 28, 2017, MTBC entered into a Third Amendment to its Credit Agreement with Opus Bank whereby the asset coverage ratio and senior leverage ratio covenants were removed and a requirement to maintain a month-end cash balance of at least $1 million was added. There is a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and adjusted EBITDA requirements. If we raise additional capital through a sale of equity, a portion of the net proceeds will be used to pay down the term loans. On June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5%, from prime plus 1.75% to prime plus 5.25%. The amendment prohibits us from amending our contractual terms with Prudential without the prior consent of Opus, not to be unreasonably withheld, and we are further prohibited from making additional acquisitions without the prior consent of Opus.

The foregoing description of the amendment to the credit agreement does not purport to be complete and is qualified entirely by reference to the complete text of such document, which is attached as Exhibit 10.14 to this Annual Report on Form 10-K and is incorporated herein by reference.

At the present time, we owe five million dollars to Prudential for the balance of the MediGain acquisition price. Three million dollars of this amount is now due. On March 29, 2017 we received a letter from Prudential that demanded immediate payment of the three million dollar portion of the consideration that is now due, together with accrued interest, and expressing Prudential’s intention to collect on said amounts.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is included in our definitive Proxy Statement for the 2017 Special Meeting of Shareholders filed on February 7, 2017 for our fiscal year ended December 31, 2016 (“2017 Special Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item is included in the 2017 Special Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in the 2017 Special Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is included in the 2017 Special Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2016 and 2015
(ii)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016 and 2015
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of August 23, 2013, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.1 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of August 23, 2013, by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.2 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.3	Amended and Restated Asset Purchase Agreement, dated as of May 7, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.3 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of June 27, 2013, by and among Metro Medical Management Services, Inc. and the Company (filed as Exhibit 2.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.5	Addendum to Asset Purchase Agreement dated as of March 5, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.5 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.6	Addendum to Asset Purchase Agreement dated as of March 21, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.6 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.7	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.7 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.8	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.8 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.9	Addendum to Asset Purchase Agreement dated as of June 16, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.9 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.10	Addendum to Asset Purchase Agreement dated as of July 3, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.10 to Amendment No. 5 to the Company’s Form S-1 filed on July 8, 2014, and incorporated herein by reference).

2.11	Addendum to Asset Purchase Agreement dated as of July 11, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.11 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.12	Addendum to Asset Purchase Agreement dated as of July 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.12 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.13	Addendum to Asset Purchase Agreement dated as of July 10, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.13 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.14	Post-closing Agreement dated as of September 12, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, Inc., Medsoft Systems, LLC and the Company (filed as Exhibit 2.14 to Amendment No. 1 to the Company’s Form S-1 filed on September 4, 2015, and incorporated herein by reference).

2.15	Asset Purchase Agreement Modification/Settlement Agreement and Mutual Release dated February 19, 2015, by and between the Company, CastleRock Solutions, Inc., Professional Accounts Management, Inc., Tekhealth Services, Inc., and Ravindran Ramoji (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.16	Asset Purchase Agreement Modification/Settlement Agreement and Mutual Release dated February 19, 2015, by and between the Company, Ravindran Ramoji, Physician Development Strategies Inc. d/b/a Practice Development Strategies (“PDS”), and Christopher F. Burns (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.17	Settlement Agreement and Mutual Release, entered into as of February 25, 2015 by and between the Company, EA Health Corporation, and Christopher F. Burns (filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.18	Asset Purchase Agreement dated July 10, 2015, by and between the Company and with SoftCare Solutions, Inc., the U.S. subsidiary of QHR Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 14, 2015, and incorporated herein by reference).

2.19	Asset Purchase Agreement dated August 31, 2015, by and between the Company and Jesjam Holdings, LLC doing business as MedTech Professional Billing, and Randy B. Spector (filed as Exhibit 2.19 to the Company’s Form 10-K filed on March 24, 2016 and incorporated herein by reference).

2.20	Asset Purchase Agreement dated February 15, 2016, by and between the Company and Gulf Coast Billing, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2016, and incorporated herein by reference).

2.21	Asset Purchase Agreement dated May 2, 2016, by and between the Company and Renaissance Medical Billing, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2016, and incorporated herein by reference).

2.22	Asset Purchase Agreement dated July 1, 2016, by and among the Company and WFS Services, Inc., Deborah Shapiro, Ann Newman and Michael Newman (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 30, 2016, and incorporated herein by reference).

2.23	Assignment Agreement dated October 3, 2016, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.24	Strict Foreclosure Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.25	Transition Services Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.26	First Amendment to Assignment Agreement dated January 3, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2017, and incorporated herein by reference).

2.27	Second Amendment to Assignment Agreement dated January 23, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 24, 2017, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 10-Q filed on August 11, 2016, and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

3.3	Form of Certificate of Designations of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock. (filed as Exhibit 3.3 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015 and incorporated herein by reference).

3.4	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 10-Q filed on August 11, 2016, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock. (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015 and incorporated herein by reference).

4.3

Warrant to Purchase Common Stock dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.16 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

4.4	Warrant to Purchase Common Stock dated as of July 13, 2016 issued by the Company to Opus Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 2016, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2*	Amended and Restated 2014 Equity Incentive Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.4	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.5*	Employment Agreement between the Company and Mahmud Haq dated as of April 4, 2014 (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6*	Employment Agreement between the Company and Stephen Snyder dated as of April 4, 2014 (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.7*	Employment Agreement between the Company and Bill Korn dated as of April 4, 2014 (filed as Exhibit 10.8 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.8	Credit Agreement dated as of September 2, 2015 by and between Opus Bank and the Company (filed as Exhibit 10.13 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.9	Term Note dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.14 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.10	Line of Credit Note dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.15 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.11	Security Agreement dated as of September 2, 2015 by and between Opus Bank and the Company (filed as Exhibit 10.17 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.12*	Form of Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016 and incorporated herein by reference).

10.13	Second Amendment to Credit Agreement, dated as of July 13, 2016, between Medical Transcription Billing, Corp., and Opus Bank (filed as exhibit 10.1 to the Company’s Form 8-K filed on July 18, 2016, and incorporated herein by reference).

10.14	Waiver and Third Amendment to Credit Agreement, dated as of March 28, 2017, between Medical Transcription Billing, Corp., and Opus Bank.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Indicates management contract or compensatory plan or arrangement.

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2017.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 31, 2017
Mahmud Haq	Principal Executive Officer and Director

/s/ Bill Korn		March 31, 2017
Bill Korn	Principal Financial Officer

/s/ Norman Roth		March 31, 2017
Norman Roth	Principal Accounting Officer

/s/ Stephen Snyder		March 31, 2017
Stephen Snyder	President and Director

/s/ Anne Busquet		March 31, 2017
Anne Busquet	Director

/s/ Howard L. Clark, Jr.		March 31, 2017
Howard L. Clark, Jr.	Director

/s/ John N. Daly		March 31, 2017
John N. Daly	Director

/s/ Cameron Munter		March 31, 2017
Cameron Munter	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Medical Transcription Billing, Corp.

We have audited the accompanying consolidated balance sheets of Medical Transcription Billing, Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Transcription Billing, Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative cash flows from operations for the year ended December 31, 2016, and as of that date, the Company’s current liabilities exceeded its current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 31, 2017

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$3,476,880	$8,039,562
Accounts receivable - net of allowance for doubtful accounts of $156,000 and $250,000 at December 31, 2016 and December 31, 2015, respectively	4,330,901	2,211,979
Current assets - related party	13,200	13,200
Prepaid expenses and other current assets	618,501	621,492
Total current assets	8,439,482	10,886,233
Property and equipment - net	1,588,937	1,372,283
Intangible assets - net	5,833,706	5,379,404
Goodwill	12,178,868	8,971,994
Other assets	282,713	66,984
TOTAL ASSETS	$28,323,706	$26,676,898
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,905,131	$370,441
Accrued compensation	2,009,911	627,450
Accrued expenses	1,236,609	650,221
Deferred rent (current portion)	61,437	37,987
Deferred revenue (current portion)	41,666	73,520
Accrued liability to related party	16,626	10,700
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt	2,666,667	500,000
Notes payable - other (current portion)	5,181,459	582,023
Contingent consideration (current portion)	535,477	746,560
Dividend payable	202,579	159,236
Total current liabilities	15,857,562	5,758,138
Long - term debt, net of discount and debt issuance costs	4,033,668	4,836,384
Notes payable - other	166,184	66,539
Deferred rent	433,186	490,588
Deferred revenue	26,673	36,082
Contingent consideration	394,072	425,948
Deferred tax liability	345,530	171,269
Total liabilities	21,256,875	11,784,948
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 and 1,000,000 shares at December 31, 2016 and December 31, 2015, respectively; issued and outstanding 294,656 and 231,616 shares at December 31, 2016 and December 31, 2015, respectively	295	232
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 10,792,352 and 10,345,351 shares at December 31, 2016 and December 31, 2015, respectively; outstanding, 10,051,553 and 10,244,013 shares at December 31, 2016 and December 31, 2015, respectively	10,793	10,346
Additional paid-in capital	26,038,063	24,549,889
Accumulated deficit	(17,944,230)	(9,147,507)
Accumulated other comprehensive loss	(376,090)	(398,979)
Less: 740,799 and 101,338 common shares held in treasury, at cost at December 31, 2016 and December 31, 2015, respectively	(662,000)	(122,031)
Total shareholders' equity	7,066,831	14,891,950
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,323,706	$26,676,898

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
NET REVENUE	$24,493,443	$23,079,850
OPERATING EXPENSES:
Direct operating costs	13,416,627	11,630,070
Selling and marketing	1,224,243	467,446
General and administrative	12,458,820	11,969,177
Research and development	902,186	659,176
Change in contingent consideration	(715,495)	(1,786,367)
Depreciation and amortization	5,108,035	4,598,610
Total operating expenses	32,394,416	27,538,112
OPERATING LOSS	(7,900,973)	(4,458,262)
OTHER:
Interest income	36,411	26,795
Interest expense	(682,083)	(288,406)
Other (expense) income - net	(53,276)	170,281
LOSS BEFORE INCOME TAXES	(8,599,921)	(4,549,592)
Income tax provision	196,802	137,786
NET LOSS	$(8,796,723)	$(4,687,378)

Preferred stock dividend	752,525	207,007
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,549,248)	$(4,894,385)
Loss per common share:
Basic and diluted loss per share	$(0.95)	$(0.50)
Weighted-average basic and diluted shares outstanding	10,036,988	9,732,806

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
NET LOSS	$(8,796,723)	$(4,687,378)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	22,889	(190,017)
COMPREHENSIVE LOSS	$(8,773,834)	$(4,877,395)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Stock	Equity
Balance- January 1, 2015	-	$-	9,711,604	$9,712	$18,979,976	$(4,460,129)	$(208,962)	$-	$14,320,597
Net loss	-	-	-	-	-	(4,687,378)	-	-	(4,687,378)
Foreign currency translation adjustment	-	-	-	-	-	-	(190,017)	-	(190,017)
Forfeiture of shares issued to acquired businesses	-	-	(53,797)	(54)	(132,826)	-	-	-	(132,880)
Settlement of contingent shares	-	-	566,794	567	673,918	-	-	-	674,485
Restricted share units vested	-	-	120,750	121	(121)	-	-	-	-
Common stock warrants issued	-	-	-	-	104,000	-	-	-	104,000
Stock-based compensation, net of cash settlements	-	-	-	-	452,985	-	-	-	452,985
Issuance of preferred stock, net of fees and expenses	231,616	232	-	-	4,678,964	-	-	-	4,679,196
Purchase of common stock	-	-	-	-	-	-	-	(122,031)	(122,031)
Preferred stock dividends	-	-	-	-	(207,007)	-	-	-	(207,007)
Balance- December 31, 2015	231,616	232	10,345,351	10,346	24,549,889	(9,147,507)	(398,979)	(122,031)	14,891,950
Net loss	-	-	-	-	-	(8,796,723)	-	-	(8,796,723)
Foreign currency translation adjustment	-	-	-	-	-	-	22,889	-	22,889
Restricted stock and share units vested	-	-	447,001	447	(447)	-	-	-	-
Common stock warrants issued	-	-	-	-	52,015	-	-	-	52,015
Stock-based compensation, net of cash settlements	-	-	-	-	920,247	-	-	-	920,247
Issuance of preferred stock, net of fees and expenses	63,040	63	-	-	1,270,465	-	-	-	1,270,528
Purchase of common stock	-	-	-	-	-	-	-	(546,145)	(546,145)
Preferred stock dividends	-	-	-	-	(752,525)	-	-	-	(752,525)
Shares issued under customer loyalty program	-	-	-	-	(1,581)	-	-	6,176	4,595
Balance - December 31, 2016	294,656	$295	10,792,352	$10,793	$26,038,063	$(17,944,230)	$(376,090)	$(662,000)	$7,066,831

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
OPERATING ACTIVITIES:
Net loss	$(8,796,723)	$(4,687,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,108,035	4,598,610
Deferred rent	(33,951)	(11,362)
Deferred revenue	(41,263)	(28,664)
Deferred income taxes	174,261	171,269
Provision for doubtful accounts	291,465	275,218
Foreign exchange loss (gain)	92,160	(157,261)
Interest accretion on debt	200,157	50,759
Stock-based compensation expense	1,877,815	628,792
Change in contingent consideration	(715,495)	(1,786,367)
Changes in operating assets and liabilities:
Accounts receivable	(456,468)	520,121
Other assets	323,117	233,144
Accounts payable and other liabilities	1,079,048	(1,689,662)
Net cash used in operating activities	(897,842)	(1,882,781)
INVESTING ACTIVITIES:
Capital expenditures	(463,399)	(421,858)
Cash paid for acquisitions	(3,370,083)	(180,565)
Net cash used in investing activities	(3,833,482)	(602,423)
FINANCING ACTIVITIES:
Contingent consideration payments	(190,831)	-
Proceeds from note payable to majority shareholder	-	410,000
Repayments of note payable to majority shareholder	-	(880,089)
Proceeds from long term debt, net of costs	1,908,141	5,489,625
Repayments of debt obligations	(1,389,082)	(810,924)
Proceeds from issuance of preferred stock, net of costs	1,270,528	4,679,196
Proceeds from line of credit	6,000,000	11,463,766
Repayments of line of credit	(6,000,000)	(10,678,766)
Registration statement and bank costs	(186,123)	-
Preferred stock dividends paid	(709,182)	(47,771)
Purchase of common shares	(546,145)	(122,031)
Net cash provided by financing activities	157,306	9,503,006
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,336	(26,900)
NET (DECREASE) INCREASE IN CASH	(4,562,682)	6,990,902
CASH - Beginning of the period	8,039,562	1,048,660
CASH - End of period	$3,476,880	$8,039,562
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition through issuance of promissory notes	$5,000,000	$375,000
Vehicle financing obtained	$222,214	$30,442
Contingent consideration resulting from acquisitions	$678,367	$888,527
Dividends declared, not paid	$202,579	$159,236
Purchase of prepaid insurance through assumption of note	$313,577	$374,785
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$52,462	$9,759
Interest	$451,526	$256,269

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

1. Organization and Business

Medical Transcription Billing, Corp. (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and its main operating facilities in Islamabad, Pakistan and Bagh, Pakistan. The Company also has wholly-owned subsidiaries in Poland, India and Sri Lanka and offices in 7 other states.

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

During the year 2015, the Company purchased the assets of Jesjam Holdings, LLC, a medical billing company doing business as MedTech Professional Billing (“MedTech”) and the assets of the RCM division of QHR Technologies, Inc. which represented SoftCare Solutions Inc.’s clearinghouse, electronic data interchange and billing divisions (“SoftCare” and collectively with MedTech, the “2015 Acquisitions”). Also during the year 2015, the Company purchased certain customer relationships.

During the year 2016, the Company purchased substantially all the assets of Gulf Coast Billing, Inc. (“GCB”), Renaissance Medical Billing, LLC (“RMB”) and WFS Services, Inc. (“WFS”).

Effective September 23, 2016, the Company formed a new wholly-owned subsidiary, MTBC Acquisition, Corp. (“MAC”) in connection with an acquisition. On October 3, 2016, MAC acquired substantially all the assets of MediGain, LLC and its subsidiary (together “MediGain”) and collectively with GCB, RMB and WFS the “2016 Acquisitions.” As result of the MediGain acquisition, the Company acquired subsidiaries in India (RCM-MediGain India Private Limited) and Sri Lanka (RCM-MediGain Colombo Private Limited). All of the 2016 Acquisitions were medical billing companies, although WFS had a mailing service operation as well.

2. Liquidity

For the year ended December 31, 2016, the Company has adopted FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

As part of the evaluation, management considered that on December 31, 2016, the Company had $3.5 million of cash, and had fully utilized its line of credit with Opus Bank. Net cash used in operating activities was approximately $898,000 and $1.9 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had a working capital deficit of approximately $7.4 million. The loss before income taxes was $8.6 million and $4.5 million for the years ended December 31, 2016 and 2015, respectively, of which $5.1 million and $4.6 million respectively represent non-cash depreciation and amortization expenses.

On December 31, 2016 the Company owed Prudential $5 million out of the total purchase price of $7 million for the MediGain acquisition. On March 29, 2017 the Company received a letter from Prudential that demanded immediate payment of $3 million of the outstanding consideration, together with accrued interest, and expressing Prudential’s intention to collect on said amounts. The balance is due at a later date.

The Company’s available cash will not be sufficient to meet its current and anticipated cash requirements without additional financing. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken various steps to mitigate this condition as detailed below. Management embarked on extensive expense reductions following the acquisition of MediGain in October, 2016. The cost cutting included closing certain domestic and foreign facilities, eliminating the reliance on subcontractors, and the reduction of non-essential personnel, where work could be performed by offshore employees more cost-effectively. While management expects that this will reduce operating losses, there can be no assurance that the Company will generate positive income before taxes, excluding non-cash expenses in the near future.

The Company has a credit facility with Opus Bank (“Opus”) established in the third quarter of 2015, which provides additional liquidity. The credit facility includes term loans plus a line of credit that have a combined borrowing limit of $10 million, all of which were fully utilized as of December 31, 2016. The line of credit expires September 1, 2018 and the term loans expire September 1, 2019. The Company relies on the term loans and line of credit for working capital purposes. (See Note 9.) The Company has recently revised its covenants with Opus to more favorable terms, improving the likelihood that it will stay in compliance. Simultaneously, the Company is seeking to refinance its debt with Opus with another lender.

The Company believes that it will be necessary to raise additional funding, which might be in the form of sale of additional shares of its Series A Preferred Stock, its common stock, or some other instrument. The Company may in the future seek additional capital from public or private offerings of its capital stock or it may elect to borrow additional amounts under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. The Company’s ability to continue as a going concern and meet its minimum liquidity requirements in the Opus Credit Agreement is dependent on its ability to raise additional capital, of which there can be no assurance. If the Company cannot generate sufficient cash flow from its operation or secure additional financing on acceptable terms, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

The financial statements included in this Annual Report on Form 10-K have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiary MAC, its majority-owned subsidiary MTBC Pvt. Ltd, its wholly owned subsidiary MTBC–Europe and since October 3, 2016, the operating results and financial conditions of the acquired subsidiaries in India and Sri Lanka. The non-controlling interest of MTBC Pvt. Ltd is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Medical billing

The Company bills its customers on a monthly basis, in arrears. Approximately 65% and 85% of revenue for the years ended December 31, 2016 and 2015, respectively, came from bundled services including revenue cycle management, practice management services and electronic health records.

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

As it relates to fees charged to customers at the outset of an arrangement, the Company charges a set fee which includes account set up, creating a website for the customer, establishing credentials, and training the customer’s office staff. This service does not have stand-alone value separate from the ongoing revenue cycle management, electronic health records and practice management services. The fees are deferred and recognized as revenue over the estimated customer relationship period.

Other services

The Company also generated approximately 12% and 7% of revenue for the years ended December 31, 2016 and 2015, respectively, from a variety of ancillary services, including transcription services, patient statement services, printing and mailing services, coding services, platform usage fees for clients using third-party platforms, rebates received from third-party platforms, revenue from clearinghouse services, EDI services, maintenance and SaaS fees and consulting fees. Ancillary services are primarily charged at a fixed fee per unit of work, such as per line transcribed or per patient statement prepared, and the Company recognizes revenue monthly as it performs the services.

The Company’s revenue arrangements generally do not include a general right of refund for services provided.

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

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended December 31, 2016 and 2015 the Company capitalized approximately $38,000 and $60,000, respectively, of salaries and payroll-related costs of employees and consultants who devoted time to the development of a new accounting system and other projects.

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $385,000 and $203,000 of advertising costs for the years ended December 31, 2016 and 2015, respectively.

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

The movement in the allowances for doubtful accounts for the years ended December 31, 2016 and 2015 was as follows:

	December 31,2016	December 31, 2015
Beginning balance	$250,000	$165,000
Provision	291,000	275,000
Write-offs	(385,000)	(190,000)
Ending balance	$156,000	$250,000

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line basis over the estimated lives of the assets ranging from three to five years. Ordinary maintenance and repairs are charged to expense as incurred.

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

Intangible Assets — Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs and trademarks acquired. The intangible assets acquired through the second quarter of 2015 are amortized on a straight-line basis over three years, which historically reflected the pattern in which economic benefits were expected to be realized. For customer contracts and relationships relating to the 2016 and 2015 Acquisitions, amortization was charged using the double declining balance method over three years as the Company concluded that the double declining balance method was more appropriate based on its historical experience as the majority of the cash flows are expected to be recognized on an accelerated basis over their estimated useful lives. The effect of this change to an accelerated method of amortization did not have a material effect on the results of operations during the year ended December 31, 2015 and will not have a material effect on future periods. The customer relationships and associated contracts represent the most significant portion of the value of the purchase price for every acquisition.

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

There was no impairment of internal-use software costs, intangibles or property and equipment during the years ended December 31, 2016 and 2015.

Goodwill — The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business unit consists of a single reporting unit. No impairment charges were recorded during the years ended December 31, 2016 or 2015.

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition.

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

Treasury Stock — Treasury stock is recorded at cost. During 2016 and 2015, the Company repurchased 644,565 and 101,338 shares of its common stock for an aggregate purchase price of $546,000 and $122,031, respectively. During the year 2016, 5,104 shares were issued from treasury stock on a first in, first out cost basis in connection with Company’s client loyalty program.

Stock-Based Incentives — The Company recognizes compensation and client incentive expense for all share-based payments granted and amended based on the grant date fair value. The Company has a client loyalty program whereby clients are eligible to receive shares of common stock. Compensation expense is generally recognized on a straight-line basis over the vesting period and client incentive expenses for common stock given to clients are recognized when awards are claimed. For restricted stock units (“RSUs”) classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end-of-period common stock price. For client incentive expenses, the market price of our common stock on the date the award is claimed by the client is used to record the fair value of the award.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2016 and 2015, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2016 and 2015, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the preferred stock through February 2017. Preferred stock dividends are charged against paid in capital because the Company does not have the sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Opus.

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

Fair Value Measurements — ASC 820, Fair Value Measurement, requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The Company follows a fair value measurement hierarchy to measure financial instruments. The fair value of the Company’s financial instruments is measured using inputs from the three levels of the fair value hierarchy as follows:

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

The Company’s contingent consideration is a Level 3 liability and is measured at fair value at the end of each reporting period. The Company has certain financial instruments that are not measured at fair value on a recurring basis. These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, accounts receivable, accounts payable and accrued expenses, borrowings under term loans and line of credit, and notes payable. Due to the short term nature of these financial instruments or that the borrowings bear interest at prevailing market rates, the carrying value approximates the fair value (see Note 17).

Foreign Currency Translation — The financial statements of the Company’s subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at period average or transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other (expense) income – net in the consolidated statements of operations and amounted to a loss of approximately $92,000 for the year ended December 31, 2016 and a gain of approximately $143,000 for the year ended December 31, 2015.

Stock Offering Costs — Preferred stock offering costs consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs incurred in connection with the issuance of Series A Preferred Stock in 2016 and 2015. In connection with the 2016 and 2015 preferred stock offerings, the Company incurred approximately $305,000 and $628,000, respectively, of such costs, excluding underwriting commissions.

Acquisition Costs — Acquisition costs are expensed as incurred. During the years ended December 31, 2016 and 2015, the Company incurred approximately $476,000 and $150,000 of professional fees related to the acquisitions discussed in Note 4, which are included in general and administrative expenses in the consolidated statement of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is authoritative guidance that implements a common revenue model that will enhance comparability across industries and requires enhanced disclosures. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under the current rules and replaces it with a principles-based approach for determining revenue recognition. The new standard introduces a five-step principles based process to determine the timing and amount of revenue ultimately expected to be received from the customer and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The core principle of the revenue recognition standard is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Several amendments have been issued by the FASB since the original ASU was issued.

This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal year 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Although early adoption is permitted, the Company has elected not to early adopt the new standard. We currently anticipate adopting the standard using the modified retrospective method. We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources to assist in the evaluation. Implementation efforts, to date, have included training on the new standard and preparing initial gap assessments on the Company’s significant revenue streams.

While we continue to assess the potential impacts of the new standard, including the areas described above, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our consolidated financial statements at this time. However, as the implementation efforts progress through 2017, the Company will continue to provide updated disclosures within its periodic filings on Form 10-Q.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted this ASU in this Annual Report on Form 10-K.

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

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The Company does not believe this ASU will have a significant impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In the third quarter of 2016 the Company elected to early adopt ASU 2016-15. This accounting standard requires that cash payments not made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be separated and classified as cash outflows for financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) should be classified as financing activities; any excess should be classified as operating activities. Cash payments made soon after the acquisition date of a business combination by an acquirer to settle a contingent consideration liability should be classified as cash outflows for investing activities. The Company adopted this ASU in the third quarter of 2016.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of this new standard.

Also in January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The ASU modifies the accounting for goodwill impairment with the objective of simplifying the process of determining impairment levels. Specifically, the amendments in the ASU eliminate a step in the goodwill impairment test which requires companies to develop a hypothetical purchase price allocation when analyzing goodwill impairment. This eliminates the need for companies to estimate the fair value of individual existing assets and liabilities within a reporting unit. Instead, goodwill impairment will now be the amount by which a reporting unit’s total carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other aspects of the goodwill impairment test process have remained the same. The ASU is effective for annual periods beginning in the year 2020, with early adoption permitted for any impairment tests after January 1, 2017. The Company is currently evaluating the impact of this new standard.

4. ACQUISITIONS

2016 Acquisitions

On February 15, 2016 (the “GCB Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with GCB, pursuant to which the Company purchased substantially all of the assets of GCB. The acquisition has been accounted for as a business combination. The aggregate final purchase price for GCB was $1,480,000 which consisted of cash of $1,250,000 and contingent consideration of $230,000.

In accordance with the terms of the GCB APA, the Company paid $1,250,000 in initial cash consideration (“GCB Initial Payment”) on the GCB Closing Date. In addition, the Company will pay GCB twenty-eight percent (28%) of the gross fees earned and received by the Company from the acquired GCB customers for three (3) years, less a quarterly credit equal to 1/12th of the GCB Initial Payment (the “GCB Installment Payments”). The GCB Installment Payments are paid quarterly which commenced July 2016. As of December 31, 2016, based on the forecasted revenue, the Company determined that no further payments were required to be made.

On May 2, 2016 (the “RMB Closing Date”), the Company entered into an APA with RMB, pursuant to which the Company purchased substantially all of the assets of RMB. The acquisition has been accounted for as a business combination. In accordance with the RMB APA, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The RMB Installment Payments are paid quarterly which commenced July, 2016. The aggregate purchase price for RMB was $325,000 which consisted of cash of $175,000 and contingent consideration of $150,000.

Effective July 1, 2016 (the “WFS Closing Date”), the Company entered into an APA with WFS, pursuant to which the Company purchased substantially all of the assets of WFS. The acquisition has been accounted for as a business combination. In accordance with the WFS APA, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning July, 2016 subject to proportionate adjustment if annualized revenues decrease below a threshold specified in the APA. In addition, each quarter the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS APA, generated from the WFS customer accounts acquired for three years. The aggregate purchase price of WFS was determined to be $298,000, which was recorded as contingent consideration.

On October 3, 2016, MAC acquired substantially all of the assets of MediGain. Since MediGain was in default of its obligations to Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (together, “Prudential”) prior to the acquisition, MAC purchased 100% of MediGain’s senior secured debt from Prudential.

The debt was collateralized by substantially all of MediGain’s assets, so immediately after purchasing the debt, MAC entered into a strict foreclosure agreement with MediGain transferring substantially all the assets (including accounts receivable, fixed assets, client relationships, and MediGain’s wholly-owned subsidiaries in India and Sri Lanka) to MAC in satisfaction of the outstanding obligations under the senior secured notes. As part of the agreement, MAC acquired the assets free and clear of pre-closing liabilities, except for certain selected liabilities expressly assumed by MAC, including approximately $650,000 of trade payables to a limited set of key vendors, approximately $500,000 of payroll and benefits obligations, and pre-closing obligations accrued on the contracts assumed by MAC. In addition, MAC assumed a liability of approximately $106,000 based on the amount of revenues collected over the next 2 years for certain contracts. MAC also received approximately $2 million in accounts receivable and $229,000 in property and equipment. The total working capital adjustment was approximately $813,000. Cash was excluded from the acquired domestic assets and retained by MediGain. The aggregate purchase price was $7 million which consists of $2 million in cash paid at closing and $5 million remaining to be paid.

The above acquisitions added a significant number of clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired from MediGain, GCB and RMB. The purchase price allocation for WFS was performed by the Company. The following table summarizes the purchase price allocation.

Allocation of Purchase Price:

	GCB	RMB	WFS	MediGain
Customer relationships	$1,100,000	$190,000	$265,000	$2,650,000
Working capital	-	-	-	813,000
Goodwill	344,000	135,000	23,000	2,707,000
Non-compete agreement	20,000	-	10,000	-
Tangible assets	16,000	-	-	229,000
Software and trademarks	-	-	-	601,000
	$1,480,000	$325,000	$298,000	$7,000,000

The weighted-average amortization period of the acquired intangible assets is 3 years.

Revenues earned from GCB, RMB, WFS and MediGain were approximately $1.8 million, $517,000, $1.2 million and $3.7 million, respectively, during the year ended December 31, 2016. The goodwill from these acquisitions is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

2015 Acquisitions

On July 10, 2015, the Company entered into an APA, pursuant to which the Company purchased substantially all of the assets of the RCM division of QHR Technologies, Inc. which represents SoftCare’s clearinghouse, electronic data interchange and billing divisions. The acquisition has been accounted for as a business combination.

The Company made an initial payment of approximately $22,000 for SoftCare, which represented 5% of the trailing twelve months’ revenue from the customers of SoftCare (the “Acquired Customers”) less assumed liabilities totaling approximately $58,000. In addition, on a semiannual basis for three years, the Company will pay QHR 30% of the gross fees earned and collected from the Acquired Customers (the “Revenue Share Payment”). The Company’s obligation to make the Revenue Share Payments is contingent upon achieving positive cash flow from SoftCare, as defined in the APA. Additionally, after 36 months, the Company will pay QHR an amount equal to 5% of the gross fees earned and received by the Company from the Acquired Customers during the 12-month period beginning on the second anniversary of the closing date of July 10, 2015. The aggregate purchase price of approximately $705,000 consisted of cash of $22,000, deferred revenue of $58,000 and contingent consideration of $625,000.

On August 31, 2015, the Company completed the acquisition of customer contracts from MedTech. The acquisition has been accounted for as a business combination. Per the terms of the purchase agreement, the purchase price amounts are based on 5% of gross fees that were earned by MedTech during the 12 month period immediately preceding the closing date of August 31, 2015 plus 20% of gross fees that will be collected on or before the 60th day following the end of the term for services rendered by the Company to MedTech’s clients during the three year period commencing on the closing date, plus 5% of gross fees that are earned and received by the Company from clients during the 12 month period commencing on the second anniversary of the closing date subject to adjustments to the purchase price. The aggregate purchase price estimate for MedTech was approximately $302,000 which consisted of cash of $39,000 and contingent consideration of $263,000.

All these acquisitions were made to broaden the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired. The following table summarizes the final purchase price allocation for the 2015 Acquisitions.

Allocation of Purchase Price:

	SoftCare	MedTech
Customer relationships	$373,000	$134,000
Acquired technology	81,000	-
Goodwill	243,000	168,000
Tangible assets	8,000	-
	$705,000	$302,000

Combined revenues earned from the SoftCare and MedTech acquisitions were approximately $1.7 million and $1.1 million during the years ended December 31, 2016 and 2015, respectively. The goodwill for both acquisitions is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in several markets throughout the United States and the further ability to expand in those markets.

In connection with both the valuations for the 2016 and 2015 Acquisitions, and the fair value of the customer contracts and relationships was established using a form of the income approach known as the excess earnings method. Under the excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the subject intangible asset in excess of the returns required on the investment in the contributory assets necessary to realize those benefits. The fair value of the non-compete agreements were determined based on the difference in the expected cash flows for the business with the non-compete agreement in place and without the non-compete agreement in place.

The weighted-average amortization period of the acquired intangible assets is 3 years.

2014 Acquisitions

On July 28, 2014, the Company completed the acquisition of three revenue cycle management companies, Omni Medical Billing Services, LLC (“Omni”), Practicare Medical Management, Inc. (“Practicare”) and CastleRock Solutions, Inc. (“CastleRock”), and (collectively the “2014 Acquisitions”).

Both cash and common stock was issued as consideration for the 2014 Acquisitions. The stock was held in escrow and all of the shares issued to Omni and CastleRock were either released or forfeited. Certain shares were released to Practicare and the remaining 248,625 shares will be released from escrow once the parties agree to the number of shares earned based on amount of revenue earned in the 12 months following the acquisition. Note 17 includes the details of the Company’s contingent consideration liability.

Pro forma financial information (Unaudited)

The pro forma information below represents condensed consolidated results of operations as if the acquisition of the 2016 and 2015 Acquisitions occurred on January 1, 2015. The results of operations of MedTech were not significant and not included in the pro forma information. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company had the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	Years Ended December 31,
	2016	2015
	($ in thousands, except per share data)
Total revenue	$40,825	$56,560
Net loss attributable to common shareholders	$(17,452)	$(17,508)
Net loss per common share	$(1.74)	$(1.80)

5. GOODWILL AND Intangible Assets – NET

The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Beginning gross balance	$8,971,994	$8,560,336
Acquisitions	3,206,874	411,658
Ending gross balance	$12,178,868	$8,971,994

Below is a summary of intangible asset activity for the years ended December 31, 2016 and 2015:

	Customer	Non-Compete	Other Intangible
	Relationships	Agreements	Assets	Total
COST
Balance, January 1, 2016	$12,166,546	$1,206,272	$488,082	$13,860,900
Purchase of other intangible assets	-	-	200,404	200,404
Allocation from 2016 Acquisitions	4,204,829	30,105	600,853	4,835,787
Balance, December 31, 2016	$16,371,375	$1,236,377	$1,289,339	$18,897,091
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2016	$7,351,532	$835,771	$294,193	$8,481,496
Amortization expense	4,146,023	270,935	164,931	4,581,889
Balance, December 31, 2016	11,497,555	1,106,706	459,124	13,063,385
Net book value	$4,873,820	$129,671	$830,215	$5,833,706

COST
Balance, January 1, 2015	$11,164,988	$1,206,272	$309,486	$12,680,746
Purchase of other intangible assets	-	-	97,596	97,596
Acquisition of specific customer relationships	494,358	-	-	494,358
Allocation from 2015 Acquisitions	507,200	-	81,000	588,200
Balance, December 31, 2015	$12,166,546	$1,206,272	$488,082	$13,860,900
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2015	$3,754,244	$313,647	$235,018	$4,302,909
Amortization expense	3,597,288	522,124	59,175	4,178,587
Balance, December 31, 2015	7,351,532	835,771	294,193	8,481,496
Net book value	$4,815,014	$370,501	$193,889	$5,379,404

Other intangible assets primarily represent the purchase of software. Amortization expense was approximately $4.6 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively. The weighted-average amortization period is three years.

As of December 31, 2016, future amortization expense scheduled to be expensed is as follows:

Years ending December 31
2017	$3,624,944
2018	1,476,398
2019	732,364
Total	$5,833,706

6. Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Computers	$1,637,949	$1,364,198
Office furniture and equipment	1,005,790	839,822
Transportation equipment	711,386	487,191
Leasehold improvements	777,073	356,617
Assets not placed in service	52,451	384,708
Total property and equipment	4,184,649	3,432,536
Less accumulated depreciation	(2,595,712)	(2,060,253)
Property and equipment – net	$1,588,937	$1,372,283

Depreciation expense was approximately $527,000 and $420,000 for the years ended December 31, 2016 and 2015, respectively.

7. Concentrations

Financial Risks — As of December 31, 2016 and 2015, the Company held Pakistani rupees of approximately 1.8 million, (US $17,000) and Pakistani rupees of 78.9 million (US $751,000), respectively, in the name of its subsidiary at banks in Pakistan. Funds are wired to Pakistan near the end of each month to cover payroll at the beginning of the next month and operating expenses throughout the month. The banking system in Pakistan does not provide deposit insurance coverage. Funds are also held at banks in Poland, India and Sri Lanka, however, those amounts were not significant as of December 31, 2016 and 2015. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have not been significant. During the year ended December 31, 2016, there was one customer with sales of approximately 3% of the total revenue. During the year ended December 31, 2015, there were no customers with sales of 4% or more of the total.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, Chennai, India, Colombo, Sri Lanka and Lublin, Poland conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s office in Poland was opened in 2015 to serve as back-up to the Pakistan offices in addition to performing specialized work. As a result of the MediGain acquisition, the Company obtained offices in India and Sri Lanka which also perform back-office operations. The Poland, India and Sri Lanka offices would need to be significantly expanded to serve as a full back-up facility for operations in Pakistan. The Company’s operations in Pakistan are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in Pakistan and by the general state of Pakistan’s economy. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in Pakistan’s telecommunications industry, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Carrying amounts of net assets located in Pakistan were approximately $687,000 and $1 million as of December 31, 2016 and 2015, respectively. These balances exclude intercompany receivables of approximately $5.2 million and $3.4 million as of December 31, 2016 and 2015, respectively. The following is a summary of the net assets located in Pakistan as of December 31, 2016 and 2015:

	December 31,2016	December 31, 2015
Current assets	$227,336	$908,554
Non-current assets	1,280,736	1,297,294
	1,508,072	2,205,848
Current liabilities	(793,902)	(1,131,306)
Non-current liabilities	(27,288)	(25,041)
	$686,882	$1,049,501

The net assets located in Poland, India and Sri Lanka were not significant at December 31, 2016. The net assets of Poland were not significant at December 31, 2015.

8. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Basic and Diluted:
Net loss attributable to common shareholders	$(9,549,248)	$(4,894,385)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	10,036,988	9,732,806
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.95)	$(0.50)

For the years ended December 31, 2016 and 2015, the 294,998 and 264,000 equity-based restricted stock awards, respectively, which are unvested, have been excluded from the above calculation as they were anti-dilutive. The net loss per share-diluted also excludes both the 248,625 and 553,473 of contingently issued shares at December 31, 2016 and 2015, respectively, and the 200,000 warrants granted to Opus, as the effect would be anti-dilutive.

9. Debt

Opus Bank — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus committed to extend a credit facility totaling $10 million to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit: and (3) an additional term loan, totaling $4 million that would be issued upon meeting certain conditions. The $4 million term loan and $2 million revolving line of credit were granted at closing. During November 2015, $2 million of the additional $4 million term loan was granted. During March 2016, the additional $2 million term loan was granted.

The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all Opus loans is currently equal to the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused revolving line of credit is 0.5% per annum. The term loans mature on September 1, 2019 and the revolving line of credit will terminate on September 1, 2018, unless extended. Beginning October 1, 2016 the term loans require total monthly principal payments of approximately $222,000 per month through the end of the loan period. As of December 31, 2016, the $8 million term loans and the $2 million line of credit have been fully utilized and the required principal payments were made.

In connection with the Opus debt, the Company paid $100,000 of fees and issued warrants for Opus to purchase 100,000 shares of its common stock. The warrants have a strike price equal to $5.00 per share, a seven year exercise window, piggyback registration and net exercise rights. The fees paid and warrants issued to Opus were recorded as a debt discount. The warrants were classified as equity instruments and are included in additional paid-in capital in the consolidated balance sheets as of December 31, 2016 and 2015. The Company used a Black Scholes option pricing model to determine the fair value of the warrants and allocated the warrants to the $4 million of the initial term loan proceeds based on the relative fair values. Of this amount, $104,000 was allocated to the warrants.

The Opus credit agreement contains various covenants and conditions governing the long term debt and the revolving line of credit. During July 2016, the Opus credit agreement was modified to amend covenants regarding certain financial ratios to be maintained during the remaining term of the loan, providing the Company with additional flexibility. In exchange for the modification, the Company paid a fee of $25,000 to Opus and issued additional warrants for Opus to purchase an additional 100,000 shares of its common stock at a strike price equal to $5.00 per share, with similar terms to the previous warrants issued. The additional warrants were valued at approximately $52,000 and have been accounted for similarly to the previous warrants.

As of December 31, 2016, the Company was in compliance with all the covenants contained in the Opus credit agreement. See Note 18, Subsequent Events, for amendment to the Opus agreement in March, 2017.

Total debt issuance costs were $117,000 and $510,000 for the years ended December 31, 2016 and 2015, respectively, and recorded as an offset to the face amount of the loan. Discounts from the face amount of the loan are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus as of December 31, 2016 is approximately 7.6%.

The long term debt at December 31, 2016 is recorded at its accredited value and consists of the following:

Face amount of the loans	$7,333,334
Unamortized debt issuance costs	(448,159)
Unamortized discount on loan fees	(68,860)
Unamortized discount of amount allocated to warrants	(115,980)
Balance at December 31, 2016	$6,700,335

TD Bank Revolving Line of Credit — As of December 31, 2014, the Company had an agreement with TD Bank for a revolving line of credit for up to $1,215,000. During March 2015, this line was increased to $3 million under the same lending terms. The line of credit had a variable rate of interest per annum at the Wall Street Journal prime rate plus 1%. The line of credit was collateralized by all of the Company’s assets and was guaranteed by the CEO of the Company. The Company fully repaid the TD Bank line of credit, from the Opus loan proceeds which had a balance of $3 million on September 2, 2015. The TD Bank line has been closed.

Prudential Notes Payable — As a result of the MediGain transaction, the Company has an unsecured obligation to Prudential for the remainder of the purchase price of $5 million, which is due during 2017. See Note 18, Subsequent Events, for recent communication with Prudential.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 6 year terms and were issued at current market rates.

Insurance Financing — The Company financed certain insurance purchases over the one-year term of the policy life. The interest rate charged is 6.5%.

Obligation for customer relationships — During November 2015, the Company purchased customer relationships from a medical billing company for $435,000 and recorded the obligation as a note payable as of the acquisition date. During 2015, $60,000 was paid and the balance was satisfied during 2016.

Maturities of the outstanding notes payable, the term loans and other obligations as of December 31, 2016 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Term Loans	Insurance Financing	Prudential Payable	Total
2017	$75,520	$2,666,667	$105,939	$5,000,000	$7,848,126
2018	66,214	2,666,667	-	-	2,732,881
2019	46,152	2,000,000	-	-	2,046,152
2020	35,529	-	-	-	35,529
2021	13,628	-	-	-	13,628
Thereafter	4,661	-	-	-	4,661
Total	$241,704	$7,333,334	$105,939	$5,000,000	$12,680,977

10. SHAREHOLDERS’ EQUITY TRANSACTIONS

Treasury stock

On December 15, 2015, the Board of Directors of the Company approved a $500,000 stock repurchase program. Under the program, the Company was authorized to repurchase up to $500,000 of its common stock through January 16, 2016. Under the repurchase program, through December 31, 2015 the Company repurchased 101,338 shares of common stock for an aggregate cost of $122,031. On January 25, 2016, the Board of Directors of the Company approved a $1,000,000 stock repurchase program. This plan expired January 25, 2017. During 2016, the Company repurchased 644,565 shares of its common stock for an aggregate cost of approximately $546,000. The Company has financed stock repurchases with existing cash balances. All of the repurchased shares have been recorded as treasury stock.

The Company began a client loyalty program in September 2016, whereby clients are eligible to receive shares of the Company’s common stock. Providers are eligible to receive 100 shares of common stock provided they meet certain criteria, as well as 1,000 shares for each practice they refer who becomes a client, and administrative practice personnel at client practices are eligible to receive shares as well. Through December 31, 2016, 5,104 shares of common stock have been issued to clients. The shares were issued from the Company’s treasury stock.

Preferred Stock

In November 2015, the Company completed a public preferred stock offering whereby 231,616 shares of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) were sold at $25.00 per share. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2016, the Board of Directors has declared monthly dividends on the Preferred Stock payable through February, 2017.

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

11. Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. As discussed in Note 18, Prudential has expressed its intention to collect on the $3 million portion of the amount due them together with accrued interest in connection with the MediGain purchase.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021. Certain of these leases contain renewal options.

Future minimum lease payments under non-cancelable operating leases for office space as of December 31, 2016 are as follows:

Years Ending December 31	Total
2017	$391,342
2018	298,936
2019	163,179
Total	$853,457

Total rental expense, included in direct operating costs and general and administrative expense in the consolidated statements of operations amounted to approximately $1 million and $938,000 for the years ended December 31, 2016 and 2015, respectively. During January 2017, the Company entered into 2 new domestic leases at a combined monthly cost of approximately $19,000. The leases expire in January and December, 2019.

Acquisitions — In connection with the Acquisitions, contingent consideration is payable in the form of common stock or cash with payment terms through 2018. If the performance measures are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement and if the performance measures are exceeded, the Company may pay more than the recorded amount. If the price of the Company’s common stock increases, or if the performance measures exceed the Company’s estimate the Company may pay more than the recorded amount.

12. Related PARTIES

The Company recorded interest expense on the loan from the CEO of $24,969 for the year ended December 31, 2015. This loan was repaid in full on September 2, 2015.

The Company had sales to a related party, a physician who is the wife of the CEO. Revenues from this customer were approximately $18,000 for each of the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the receivable balance due from this customer was approximately $1,600 and $1,400, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $128,400 for both the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company had a liability outstanding to KAI of approximately $17,000 and $11,000, respectively, which is included in accrued liability to related party in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the years ended December 31, 2016 and 2015 were approximately $178,000 and $175,000, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,000 as of both December 31, 2016 and 2015.

13. Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the years ended December 31, 2016 and 2015 were approximately $84,000 and $88,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the years ended December 31, 2016 and 2015 were approximately $120,000 and $148,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the period October 3, to December 31, 2016 was approximately $14,000. The Company also maintains a defined contribution retirement plan covering all employees in India. The employee and employer each contribute 12% of the employee’s basic salary. The Company’s contribution for the period October 3 to December 31, 2016 was approximately $10,000. For both Sri Lanka and India, the contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

14. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of December 31, 2016, 237,403 shares are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

In January 2016, Compensation Committee of the Board of Directors approved the issuance of a total of 225,000 restricted shares of common stock, which was contingent on meeting 2015 financial objectives, to three senior executives. The outside members of the Board of Directors were also awarded a total of 100,000 restricted shares of common stock with the same vesting. During March 2016, all of the restricted shares vested upon the achievement of specified operating results and are included in the issued and outstanding common shares as of December 31, 2016.

During November 2016, 120,000 restricted shares were granted to the four outside members of the Board of Directors at a cost of $0.82 per share which vested on January 3, 2017.

In November 2016, the Compensation Committee granted cash bonuses to three executives for the successful MediGain acquisition to be paid upon the closing of additional funding, which did not occur. In January 2017, the Board recommended that these bonuses be paid in shares of Series A Preferred Stock, subject to shareholder approval. This will result in 33,000 shares of Series A Preferred Stock, once approved by the shareholders.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $1.00 and $2.39 for the years ended December 31, 2016 and 2015, respectively. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2016 and 2015:

Stock-based compensation included in the Consolidated	Years Ended December 31,
Statement of Operations:	2016	2015
Direct operating costs	$11,298	$21,267
General and administrative	1,838,811	581,040
Research and development	8,238	22,226
Selling and marketing	19,468	4,259
Total stock-based compensation expense	$1,877,815	$628,792

The following table summarizes the RSU and restricted stock transactions under the 2014 Plan for the years ended December 31, 2016 and 2015:

Outstanding and unvested at January 1, 2015	482,250
Granted	221,600
Vested	(193,367)
Forfeited	(123,750)
Outstanding and unvested at January 1, 2016	386,733
Granted	568,200
Vested	(513,271)
Forfeited	(34,703)
Outstanding and unvested at December 31, 2016	406,959

As of December 31, 2016 and 2015, there was approximately $245,000 and $733,000 of total unrecognized compensation cost related to these RSUs and restricted stock awards.

Of the total outstanding and unvested at December 31, 2016, 294,998 RSUs and restricted stock awards are classified as equity and 111,961 RSUs are classified as a liability.

The following table summarizes the share activity during the years ended December 31, 2016 and 2015 and the amount of shares available for grant at December 31, 2016:

Shares
Shares available for grant at January 1, 2015	868,750
RSUs issued	(221,600)
RSUs forfeited	123,750
Shares available for grant at December 31, 2015	770,900
RSUs issued	(123,200)
Restricted stock issued	(445,000)
RSUs forfeited	34,703
Shares available for grant at December 31, 2016	237,403

The liability for the cash-settled awards was approximately $31,000 and $33,000 at December 31, 2016 and 2015, respectively, and is included in accrued compensation in the consolidated balance sheets. During the year ended December 31, 2016 and 2015, approximately $58,000 and $114,000, respectively, was paid in connection with the cash-settled awards.

15. INCOME TAXES

For the years ended December 31, 2016 and 2015, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of December 31, 2016 and December 31, 2015.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Beginning balance	$2,759,641	$1,902,022
Provision	3,429,175	857,619
Adjustments/true-ups	1,032,627	-
Ending balance	$7,221,443	$2,759,641

The adjustments/true ups of $1,032,627 shown above primarily represents recording certain intangible assets for tax purposes in 2016 that were applicable to 2015. Accordingly, an additional valuation allowance needed to be provided. Since a full valuation allowance is recorded on the Company’s deferred tax assets, there was no effect on the Company’s consolidated balance sheet.

Income (loss) before tax for financial reporting purposes during the years ended December 31, 2016 and 2015 consisted of the following:

	Year ended December 31,
	2016	2015
United States	$(9,577,372)	$(5,729,949)
Foreign	977,451	1,180,357
Total	$(8,599,921)	$(4,549,592)

The provision for income taxes for the years ended December 31, 2016 and 2015 consisted of the following:

	Year ended December 31,
	2016	2015
Current:
Federal	$(1,661)	$(68,893)
State	17,805	31,350
Foreign	6,397	4,060
	22,541	(33,483)
Deferred:
Federal	135,769	149,833
State	38,492	21,436
	174,261	171,269
Total income tax provision	$196,802	$137,786

The components of the Company’s deferred income taxes as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for doubtful accounts	$59,639	$97,184
Accrued bonus	339,770	-
Deferred revenue	10,206	14,023
Deferred rent	1,830	3,957
Property and intangible assets	2,606,804	215,112
State net operating loss ("NOL") carryforwards	461,055	329,857
Federal net operating loss ("NOL") carryforward	3,611,199	2,211,199
Cumulative translation adjustment	143,985	155,143
Stock based compensation	362,222	-
Other	118,003	217,060
Valuation allowance	(7,221,443)	(2,759,641)
Total deferred tax assets	493,270	483,894
Deferred tax liabilities:
Earnings and profits of the Pakistani subsidiary	(493,270)	(483,894)
Goodwill amortization	(345,530)	(171,269)
Net deferred tax liability	$(345,530)	$(171,269)

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

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (34%) to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
	2016	2015
Federal tax (benefit) at statutory rate	$(2,923,973)	$(1,546,861)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	(458,954)	(218,456)
Non-deductible items	10,942	17,456
Undistributed earnings from foreign subsidiaries	6,400	5,131
Deferred true-up	(1,073,676)	146,946
Valuation allowance	4,461,802	857,619
Additional tax goodwill	174,261	884,517
Other	-	(8,566)
Total provision	$196,802	$137,786

At December 31, 2016 and 2015, the Company did not have any uncertain tax positions that required recognition. The Company is subject to taxation in the United States, various states, Pakistan, Poland, India and Sri Lanka. As of December 31, 2016, tax years 2013 through 2015 remain open to examination in the United States by major taxing jurisdictions in which the Company is subject to tax. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2019. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

For state tax purposes, the Company’s foreign earnings generally are not taxed due to a subtraction modification.

The Pakistan tax holiday does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan are fully provided for at the U.S. Federal tax rate of 34%. The Pakistan statutory corporate tax rate is 32% before consideration of the aforementioned tax holiday.

The Company has state NOL carry forwards of approximately $10.8 million which will expire at various dates from 2034 to 2036. The Company has a Federal NOL carry forward of approximately $10.6 million which will expire between 2034 and 2036. Some of the Federal NOL carry forward is currently subject to certain utilization limitations under Section 382 of the Internal Revenue Code.

16. OTHER INCOME (EXPENSE) – NET

Other income (expense) net for the years ended December 31, 2016 and 2015 consisted of the following:

	Years Ended
	December 31,
	2016	2015
Foreign exchange (loss) gain	$(92,160)	$143,333
Other	38,884	26,948
Other (expense) income - net	$(53,276)	$170,281

Foreign currency transaction gains (losses) primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2016 and December 31, 2015, the carrying amounts of receivables, accounts payable, accrued expenses and the amount due Prudential approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. The fair value of our term loans at December 31, 2016 and 2015 is approximately $7.3 and $6.0 million, respectively. The Company’s outstanding borrowings under the line of credit with Opus had a carrying value of $2 million as of both December 31, 2016 and 2015. The fair value of the outstanding borrowings under the term loans and line of credit with Opus approximated the carrying value at December 31, 2016 and 2015, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $930,000 and $1.2 million as of December 31, 2016 and 2015, respectively, are Level 3 liabilities. The fair value of the contingent consideration at December 31, 2016 and 2015 was primarily driven by the price of the Company’s common stock on the Nasdaq Capital Market, changes in revenue estimates related to the 2015 and 2016 Acquisitions, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes.

As stated in Note 4, the Company historically estimated the number of shares anticipated to be earned as a result of the 2014 Acquisitions. The remaining shares of one of the sellers related to the 2014 Acquisitions has been included in the contingent consideration liability as of December 31, 2016 and 2015 since a formal settlement agreement has not yet been reached. If, at the time of settlement, the Company’s stock price exceeds the price on December 31, 2016, the actual consideration could exceed the estimated contingent consideration. Contingent consideration related to the 2016 and 2015 Acquisitions was based on the Company’s estimate of revenues to be achieved during the terms of the respective agreements. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Years Ended December 31,
	2016	2015
Balance - January 1,	$1,172,508	$2,626,323
Acquisitions	678,367	888,527
Change in fair value	(715,495)	(1,653,488)
Settlement in the form of shares issued	-	(674,485)
Payments	(205,831)	(14,369)
Balance - December 31,	$929,549	$1,172,508

During the years ended December 31, 2016 and 2015, the Company recorded approximately $715,000 and $1.8 million, respectively, changes to the contingent consideration liability. These amounts consisted of a reduction in the liabilities primarily due to changes in revenue estimates related to the 2016, 2015 and 2014 Acquisitions, the passage of time, the associated discount rate and reflect contingent amounts which were subsequently paid. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

18. Subsequent eventS

During February 2017, the Company filed a proxy statement and subsequently notified its shareholders of a special meeting to be held on April 14, 2017. The shareholders have been requested to authorize the Board of Directors to approve a reverse stock split ranging from 1:3 to 1:8 of the Company’s common stock. The proxy also asks for shareholder approval to amend the 2014 Plan to increase the number of common shares available for grant and add the Company’s Series A Preferred Stock to the 2014 Plan. In January 2017 the Compensation Committee of the Board of Directors amended management incentives which they granted during 2016 so they will be paid in shares of Series A Preferred Stock instead of in cash. The value of these incentives is included in accrued compensation in the December 31, 2016 consolidated balance sheet and in stock-based compensation expense in the 2016 consolidated statement of cash flows.

During March 2017, the Company amended its agreement with Opus Bank whereby the asset coverage ratio covenant was removed and replaced with a requirement to maintain a month-end cash balance of at least $1 million. There is a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and adjusted EBITDA requirements, as defined in the agreement. If we raise additional capital through a sale of equity, a portion of the net proceeds will be used to pay down the term loans. Additionally, on June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5% from prime plus 1.75% to prime plus 5.25%.

On March 29, 2017 the Company received a letter from Prudential that demanded immediate payment of the $3 million portion of the MediGain acquisition consideration that was due on that date, together with accrued interest, and expressing Prudential’s intention to collect on said amounts. The Company anticipates raising additional capital to satisfy this obligation.

