Form 10-Q
period 2017-03-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2017-05-10
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

At May 8, 2017, the registrant had 10,487,677 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our products, future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will” and similar terms and phrases are used to identify forward-looking statements in this presentation. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2017. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent MediGain acquisition and other acquired businesses into our infrastructure;

●	our ability to comply with covenants contained in our credit agreement, as amended, with our senior secured lender, Opus Bank and other future debt facilities;

●	our ability to retain our customers and revenue levels, including effectively migrating and keeping new customers acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing customers;

●	our ability to attract and retain key officers and employees, including Mahmud Haq and other personnel critical to growing our business and integrating of our newly acquired businesses;

●	our ability to raise capital and obtain and maintain financing on acceptable terms;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep and increase market acceptance of our products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules and laws;

●	our ability to protect and enforce intellectual property rights;

●	our ability to maintain and protect the privacy of customer and patient information;

●	our ability to meet continuing listing standards on the Nasdaq Capital Market, including its requirement that the minimum bid price for our common stock be at or above $1.00; and

●	our ability to repay the outstanding purchase price we owe for the MediGain acquisition.

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

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

All references to “MTBC,” “Medical Transcription Billing, Corp.,” “we,” “us,” “our” or the “Company” mean Medical Transcription Billing, Corp. and its subsidiaries, except where it is made clear that the term means only the parent company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,249,850	$3,476,880
Accounts receivable - net of allowance for doubtful accounts of $272,000 and $156,000 at March 31, 2017 and December 31, 2016, respectively	3,917,773	4,330,901
Current assets - related party	13,200	13,200
Prepaid expenses and other current assets	531,186	618,501
Total current assets	5,712,009	8,439,482
Property and equipment - net	1,526,952	1,588,937
Intangible assets - net	4,569,773	5,833,706
Goodwill	12,178,868	12,178,868
Other assets	384,657	282,713
TOTAL ASSETS	$24,372,259	$28,323,706
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,756,410	$1,905,131
Accrued compensation	1,692,412	2,009,911
Accrued expenses	1,306,964	1,236,609
Deferred rent (current portion)	62,225	61,437
Deferred revenue (current portion)	26,207	41,666
Accrued liability to related party	16,626	16,626
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt	2,666,667	2,666,667
Notes payable - other (current portion)	5,099,971	5,181,459
Contingent consideration (current portion)	506,961	535,477
Dividend payable	202,579	202,579
Total current liabilities	15,337,022	15,857,562
Long - term debt, net of discount and debt issuance costs	3,422,820	4,033,668
Notes payable - other	149,252	166,184
Deferred rent	416,425	433,186
Deferred revenue	27,027	26,673
Contingent consideration	387,750	394,072
Deferred tax liability	399,530	345,530
Total liabilities	20,139,826	21,256,875
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 shares; issued and outstanding 294,656 shares at March 31, 2017 and December 31, 2016	295	295
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 10,915,685 and 10,792,352 shares at March 31, 2017 and December 31, 2016, respectively; outstanding, 10,174,886 and 10,051,553 shares at March 31, 2017 and December 31, 2016, respectively	10,916	10,793
Additional paid-in capital	25,954,149	26,038,063
Accumulated deficit	(20,652,175)	(17,944,230)
Accumulated other comprehensive loss	(418,752)	(376,090)
Less: 740,799 common shares held in treasury, at cost at March 31, 2017 and December 31, 2016	(662,000)	(662,000)
Total shareholders' equity	4,232,433	7,066,831
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,372,259	$28,323,706

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
NET REVENUE	$8,220,074	$5,109,849
OPERATING EXPENSES:
Direct operating costs	5,222,736	2,301,379
Selling and marketing	355,511	343,541
General and administrative	2,986,663	2,909,838
Research and development	280,849	190,786
Change in contingent consideration	(11,188)	(44,753)
Depreciation and amortization	1,519,545	1,213,510
Restructuring charges	275,628	-
Total operating expenses	10,629,744	6,914,301
OPERATING LOSS	(2,409,670)	(1,804,452)
OTHER:
Interest income	3,421	7,076
Interest expense	(279,425)	(141,358)
Other income (expense) - net	38,031	(2,072)
LOSS BEFORE INCOME TAXES	(2,647,643)	(1,940,806)
Income tax provision	60,302	42,780
NET LOSS	$(2,707,945)	$(1,983,586)

Preferred stock dividend	202,579	159,236
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,910,524)	$(2,142,822)
Loss per common share:
Basic and diluted loss per share	$(0.29)	$(0.21)
Weighted-average basic and diluted shares outstanding	10,172,108	10,084,928

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
NET LOSS	$(2,707,945)	$(1,983,586)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(42,662)	19,546
COMPREHENSIVE LOSS	$(2,750,607)	$(1,964,040)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2017	294,656	$295	10,792,352	$10,793	$26,038,063	$(17,944,230)	$(376,090)	$(662,000)	$7,066,831
Net loss	-	-	-	-	-	(2,707,945)	-	-	(2,707,945)
Foreign currency translation adjustment	-	-	-	-	-	-	(42,662)	-	(42,662)
Restricted stock and share units vested	-	-	123,333	123	(123)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	118,788	-	-	-	118,788
Preferred stock dividends	-	-	-	-	(202,579)	-	-	-	(202,579)
Balance - March 31, 2017	294,656	$295	10,915,685	$10,916	$25,954,149	$(20,652,175)	$(418,752)	$(662,000)	$4,232,433

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(2,707,945)	$(1,983,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,519,545	1,213,510
Deferred rent	(12,556)	(9,399)
Deferred revenue	(15,105)	(14,034)
Provision for doubtful accounts	164,745	21,941
Foreign exchange (gain) loss	(30,646)	26,935
Interest accretion on debt	55,819	41,753
Non-cash restructuring charges	17,001	-
Stock-based compensation expense	129,347	489,422
Change in contingent consideration	(11,188)	(44,753)
Changes in operating assets and liabilities:
Accounts receivable	248,383	(237,570)
Other assets	86,883	30,882
Accounts payable and other liabilities	(311,732)	61,272
Net cash used in operating activities	(867,449)	(403,627)
INVESTING ACTIVITIES:
Capital expenditures	(212,117)	(102,646)
Cash paid for acquisitions	-	(1,250,000)
Net cash used in investing activities	(212,117)	(1,352,646)
FINANCING ACTIVITIES:
Contingent consideration payments	(23,650)	-
Proceeds from long term debt, net of costs	-	1,908,141
Repayments of debt obligations	(764,791)	(237,777)
Proceeds from line of credit	-	2,000,000
Repayments of line of credit	-	(2,000,000)
Registration statement and bank costs	(126,217)	(20,000)
Preferred stock dividends paid	(202,579)	(159,236)
Purchase of common shares	-	(427,123)
Net cash (used in) provided by financing activities	(1,117,237)	1,064,005
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30,227)	19,808
NET DECREASE IN CASH	(2,227,030)	(672,460)
CASH - Beginning of the period	3,476,880	8,039,562
CASH - End of period	$1,249,850	$7,367,102
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$-	$91,110
Contingent consideration resulting from acquisitions	$-	$430,000
Dividends declared, not paid	$202,579	$159,236
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$8,017	$16,420
Interest	$129,549	$89,495

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

1. Organization and Business

Medical Transcription Billing, Corp. (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and maintains account management teams in various US offices and operates facilities in Pakistan and Sri Lanka.

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”) a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Chief Executive Officer of MTBC. MTBC formed MTBC-Europe Sp. z.o.o. (or “MTBC-Europe”), a wholly-owned subsidiary of MTBC based in Poland in 2015. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain), which assets included the stock of MediGain subsidiaries in India and Sri Lanka. In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began the winding down of its operations in India and Poland.

2. Liquidity

The Company previously adopted FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

As part of the evaluation, management considered that as of March 31, 2017, the Company had approximately $1.2 million of cash, and had fully utilized its line of credit with Opus Bank (“Opus”). Net cash used in operating activities was approximately $867,000 for the three months ended March 31, 2017. At March 31, 2017, the Company had a working capital deficit of approximately $9.6 million. The loss before income taxes was $2.6 million for the three months ended March 31, 2017, of which $1.5 million represents non-cash depreciation and amortization expenses.

On March 31, 2017 the Company owed $5 million out of the total purchase price of $7 million for the MediGain acquisition. On March 29, 2017 the Company received a letter from Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (together “Prudential”) that demanded immediate payment of $3 million of the outstanding consideration, together with accrued interest, and expressing Prudential’s intention to collect on said amounts. The balance of $2 million is due on May 15, 2017 upon which date this amount will also be due and owing since we have not yet obtained necessary financing to support the payment of our financial obligations to Prudential. The Company is currently negotiating a mutually agreeable payment plan which will ultimately be subject to the approval of our senior secured lender.

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

The Company has a credit facility with Opus established in the third quarter of 2015, which provides additional liquidity. The credit facility includes term loans, plus a line of credit that have a combined borrowing limit of $10 million, net of contractual repayments, all of which were fully utilized as of March 31, 2017. The line of credit expires September 1, 2018 and the term loans expire September 1, 2019. The Company relies on the term loans and line of credit for working capital purposes. (See Note 8). The Company has recently revised its covenants with Opus to more favorable terms, and while compliance remains a challenge, the changes improve the likelihood that it will stay in compliance.

The Company believes that it will be necessary to raise additional funding, which might be in the form of sale of additional shares of its Series A Preferred Stock, its common stock, or some other instrument. The Company may in the future seek additional capital from public or private offerings of its capital stock or it may elect to borrow additional amounts under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, of which there can be no assurance. If the Company cannot generate sufficient cash flow from its operation or secure additional financing on acceptable terms, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2017, the results of operations and cash flows for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The condensed consolidated balance sheet as of December 31, 2016 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

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

This amendment will be effective for the Company’s interim and annual consolidated financial statements for fiscal year 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Although early adoption is permitted, the Company has elected not to early-adopt the new standard. We currently anticipate adopting the standard using the modified retrospective method. We are in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. We have assigned internal resources to assist in the evaluation. Implementation efforts, to date, have included training on the new standard and preparing initial gap assessments on the Company’s significant revenue streams.

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

Also in January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The ASU modifies the accounting for goodwill impairment with the objective of simplifying the process of determining impairment levels. Specifically, the amendments in the ASU eliminate a step in the goodwill impairment test which requires companies to develop a hypothetical purchase price allocation when analyzing goodwill impairment. This eliminates the need for companies to estimate the fair value of individual existing assets and liabilities within a reporting unit. Instead, goodwill impairment will now be the amount by which a reporting unit’s total carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other aspects of the goodwill impairment test process have remained the same. The ASU is effective for annual periods beginning in the year 2020, with early adoption permitted for any impairment tests after January 1, 2017. The Company has elected to early adopt ASU 2017-04. There was no impact on the condensed consolidated financial statements as a result.

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

On May 2, 2016 (the “RMB Closing Date”), the Company entered into an APA with RMB, pursuant to which the Company purchased substantially all of the assets of RMB. The acquisition has been accounted for as a business combination. In accordance with the RMB APA, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The aggregate purchase price for RMB was $325,000 which consisted of cash of $175,000 and contingent consideration of $150,000. Through March 31, 2017, collected revenues have not reached a threshold to require an RMB Installment Payment.

Effective July 1, 2016 (the “WFS Closing Date”), the Company entered into an APA with WFS, pursuant to which the Company purchased substantially all of the assets of WFS. The acquisition has been accounted for as a business combination. In accordance with the WFS APA, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning July, 2016 subject to proportionate adjustment if annualized revenues decrease below a threshold specified in the APA. In addition, each quarter the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS APA, generated from the WFS customer accounts acquired for three years. The aggregate purchase price of WFS was determined to be $298,000, which was recorded as contingent consideration. Since the acquisition and through March 31, 2017, $45,000 of contingent consideration payments have been made.

On October 3, 2016, MAC (a wholly-owned subsidiary of MTBC) acquired substantially all of the assets of MediGain. Since MediGain was in default of its obligations to Prudential prior to the acquisition, MAC purchased 100% of MediGain’s senior secured debt from Prudential.

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

MediGain, GCB, RMB and WFS are collectively referred to as the “2016 Acquisitions.” Revenue earned from the 2016 Acquisitions was approximately $4.5 million during the three months ended March 31, 2017. Revenues earned from GCB were approximately $376,000 for the three months ended March 31, 2016.

For one revenue cycle management company purchased in 2014, there are 248,625 shares held in escrow which is part of the contingent consideration. Although the earnout period ended in 2015, the shares will not be released until the parties agree to the number of shares earned based on conditions contained in the purchase agreement. Note 15 includes the details of the Company’s contingent consideration liability.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the 2016 Acquisitions occurred on January 1, 2016. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. Pro forma information for the three months ended March 31, 2017 is not presented as there were no acquisitions during those three months.

Three Months Ended March 31, 2016
($ in thousands, except per share data)
Total revenue	$11,340
Net loss attributable to common shareholders	$(5,452)
Net loss per common share	$(0.54)

5. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. There were no additions to goodwill during the three months ended March 31, 2017.

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs and trademarks acquired. Amortization expense was approximately $1.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The weighted-average amortization period is three years.

As of March 31, 2017, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2017 (nine months)	$2,288,366
2018	1,504,691
2019	763,298
2020	13,418
Total	$4,569,773

6. Concentrations

Financial Risks — As of March 31, 2017 and December 31, 2016, the Company held Pakistani rupees of 5.9 million (US $56,000) and Pakistani rupees of approximately 1.8 million, (US $17,000) respectively, in the name of its subsidiary at banks in Pakistan. The banking system in Pakistan does not provide deposit insurance coverage. Funds are also held at banks in Poland, India and Sri Lanka, however, those amounts were not significant as of March 31, 2017 and December 31, 2016. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have not been significant. During the three months ended March 31, 2017, there was one customer with sales of approximately 9% of the total revenue. During the three months ended March 31, 2016, there were no customers with sales of 5% or more of the total.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, Chennai, India and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations in Pakistan are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in Pakistan and by the general state of Pakistan’s economy. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in Pakistan’s telecommunications industry, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

The carrying amounts of net assets located in Pakistan were $572,000 and $687,000 as of March 31, 2017 and December 31, 2016, respectively. These balances exclude intercompany receivables of $5.6 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively. The following is a summary of the net assets located in Pakistan as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Current assets	$241,223	$227,336
Non-current assets	1,228,850	1,280,736
	1,470,073	1,508,072
Current liabilities	(877,329)	(793,902)
Non-current liabilities	(20,706)	(27,288)
	$572,038	$686,882

The net assets located in Poland, India and Sri Lanka were not significant at March 31, 2017 or December 31, 2016.

7. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic and Diluted:
Net loss attributable to common shareholders	$(2,910,524)	$(2,142,822)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	10,172,108	10,084,928
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.29)	$(0.21)

The unvested restricted share units (“RSUs”) have been excluded from the above calculation as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

The net loss per share-diluted also excludes 248,625 of contingently issued shares at March 31, 2017 and 2016, and the 200,000 warrants granted to Opus, as the effect would be anti-dilutive.

8. Debt

Opus Bank — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus committed to extend a credit facility totaling $10 million to the Company, inclusive of the following: (1) a $4 million term loan; (2) a $2 million revolving line of credit; and (3) an additional $4 million of term loans that were issued subsequently.

The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its Pakistan subsidiary.

The interest rate on all Opus loans was initially equal to the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused revolving line of credit is 0.5% per annum. As a result of an amendment made to the Opus credit agreement in March, 2017, on June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5% from prime plus 1.75% as of March 31, 2017 to prime plus 5.25% on January 1, 2018. The term loans mature on September 1, 2019 and the revolving line of credit will terminate on September 1, 2018, unless extended. Beginning October 1, 2016 the term loans require total monthly principal payments of approximately $222,000 per month through the end of the loan period. As of March 31, 2017, the $8 million term loans and the $2 million line of credit have been fully utilized and the required principal payments were made.

In connection with the Opus debt, the Company paid $100,000 of fees and issued warrants for Opus to purchase 100,000 shares of its common stock. The warrants have a strike price equal to $5.00 per share, a seven year exercise window, piggyback registration and net exercise rights.

The Opus credit agreement contains various covenants and conditions governing the long term debt and the revolving line of credit. During July 2016, the Opus credit agreement was modified. In exchange for the modification, the Company paid a fee of $25,000 to Opus and issued additional warrants for Opus to purchase an additional 100,000 shares of its common stock at a strike price equal to $5.00 per share, with similar terms to the previous warrants issued. The additional warrants were valued at approximately $52,000 and have been accounted for similarly to the previous warrants.

During March 2017, the Company amended its agreement with Opus Bank whereby the asset coverage ratio covenant was removed and replaced with a requirement to maintain a month-end cash balance of at least $1 million. There is also a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and adjusted EBITDA requirements, as defined in the agreement. If the Company raises additional capital through a sale of equity, a portion of the net proceeds must be used to pay down the term loans. As of March 31, 2017, the Company was in compliance with all the covenants contained in the Opus credit agreement. During April 2017, the Company paid Opus $40,000 in connection with the March 2017 amendment.

Total debt issuance costs through March 31, 2017 were $627,000 and recorded as an offset to the face amount of the loan. Discounts from the face amount of the loan are amortized over 4 years using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus as of March 31, 2017 is approximately 8.12%.

The long term debt at March 31, 2017 is recorded at its accredited value and consists of the following:

Face amount of the loans	$6,666,667
Unamortized debt issuance costs	(408,631)
Unamortized discount on loan fees	(62,787)
Unamortized discount of amount allocated to warrants	(105,762)
Balance at March 31, 2017	$6,089,487

Prudential Deferred Purchase Price — As a result of the MediGain transaction, the Company has an unsecured obligation for the remainder of the purchase price of $5 million, which is due during 2017. On March 29, 2017 the Company received a letter from Prudential that demanded immediate payment of the $3 million portion of the MediGain acquisition consideration that was due on that date, together with accrued interest at 18%, and expressing Prudential’s intention to collect on said amounts. The balance of $2 million is due on May 15, 2017 upon which date this amount will also be due and owing since we have not yet obtained necessary financing to support the payment of our financial obligations to Prudential. The Company is currently negotiating a mutually agreeable payment plan which will ultimately be subject to the approval of our senior secured lender.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 6 year terms and were issued at current market rates.

Insurance Financing — The Company financed certain insurance purchases over the one-year term of the policy life. The interest rate charged is 6.5%.

Maturities of the outstanding notes payable, the term loans and other obligations as of March 31, 2017 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Term Loans	Insurance Financing	Prudential Payable	Total
2017 (nine months)	$56,529	$2,000,000	$26,700	$5,000,000	$7,083,229
2018	66,045	2,666,667	-	-	2,732,712
2019	46,131	2,000,000	-	-	2,046,131
2020	35,529	-	-	-	35,529
2021	13,628	-	-	-	13,628
Thereafter	4,661	-	-	-	4,661
Total	$222,523	$6,666,667	$26,700	$5,000,000	$11,915,890

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

Future minimum lease payments under non-cancelable operating leases for office space as of March 31, 2017 are as follows:

Years Ending
December 31	Total
2017 (nine months)	$294,854
2018	271,082
2019	163,179
Total	$729,115

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations amounted to approximately $229,000 and $185,000 for the three months ended March 31, 2017 and 2016, respectively.

Acquisitions — In connection with some of the Company’s Acquisitions, contingent consideration is payable in the form of common stock or cash with payment terms through 2019. If the performance measures are not achieved, the Company may pay less than the recorded amount, depending on the terms of the agreement and if the performance measures are exceeded, the Company may pay more than the recorded amount. If the price of the Company’s common stock increases, or if the performance measures exceed the Company’s estimate the Company may pay more than the recorded amount.

10. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the CEO. Revenues from this customer were approximately $4,000 for both the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, the receivable balance due from this customer was approximately $1,500 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of $32,000 for both the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, the Company had a liability outstanding to KAI of approximately $17,000, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices, temporary housing for its foreign visitors and a storage facility in New Jersey and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the three months ended March 31, 2017 and 2016 were approximately $46,000 and $44,000, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,000 as of both March 31, 2017 and December 31, 2016.

11. Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the three months ended March 31, 2017 and 2016 were approximately $21,000 and $25,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed 90 days of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the three months ended March 31, 2017 and 2016 were approximately $29,000 and $31,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka and India. The Company’s contribution for the three months ended March 31, 2017 was approximately $24,000.

12. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. As of March 31, 2017, 257,571 shares are available for grant. During April 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. The name of the 2014 Plan was changed to the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control as defined in the award agreement.

During November 2016, 120,000 restricted shares were granted to the four outside members of the Board of Directors which vested on January 3, 2017.

In November 2016, the Compensation Committee granted cash bonuses to three executives for the successful MediGain acquisition to be paid upon the closing of additional funding, which did not occur. In January 2017, the Board recommended that these bonuses be paid in shares of Series A Preferred Stock, subject to shareholder approval. The value of these incentives is included in accrued compensation as of March 31, 2017 and December 31, 2016 in the accompanying condensed consolidated balance sheets. In April, shareholder approval was obtained for 33,000 shares and Series A Preferred Stock was issued.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common or preferred stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2017 and 2016:

Stock-based compensation included in the Condensed Consolidated	Three Months Ended March 31,
Statement of Operations:	2017	2016
Direct operating costs	$2,777	$2,755
General and administrative	125,291	478,566
Research and development	1,279	1,747
Selling and marketing	-	6,354
Total stock-based compensation expense	$129,347	$489,422

The following table summarizes the RSU and restricted stock transactions related to the common stock under the Incentive Plan for the three months ended March 31, 2017:

Outstanding and unvested at January 1, 2017	406,959
Granted	-
Vested	(143,565)
Forfeited	(20,168)
Outstanding and unvested at March 31, 2017	243,226

Of the total outstanding and unvested at March 31, 2017, 158,331 RSUs and restricted stock awards are classified as equity and 84,895 RSUs are classified as a liability.

The liability for the cash-settled awards was approximately $26,000 and $31,000 at March 31, 2017 and December 31, 2016, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

13. INCOME TAXES

The tax expense for the three months ended March 31, 2017 and 2016 was $60,000 and $43,000, respectively. The current portion of the tax provision of $6,000 for both the three months ended March 31, 2017 and 2016, respectively represents state minimum taxes and taxes attributable to Pakistan, net of the holiday tax benefit. The deferred tax provision for the three months ended March 31, 2017 and 2016 of $54,000 and $37,000, respectively relates to the amortization of goodwill. Goodwill is not amortized for financial reporting purposes; however, it is deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility of this indefinitely-lived asset. The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. This deferred tax liability could remain on the Company’s condensed consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of March 31, 2017 and December 31, 2016. Some of the Federal NOL carry forward is currently subject to certain utilization limitations under Section 382 of the Internal Revenue Code.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. federal taxes be provided on the Company’s earnings in Pakistan. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states.

14. RESTRUCTURING CHARGES

During March 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, the Company has expensed approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees. The remaining amounts to be paid of approximately $174,000 is included in accrued expenses in the condensed consolidated balance sheet as of March 31, 2017. The Company anticipates that it will take approximately six months to wind down the operations of these two subsidiaries, including transferring the shares of the Sri Lankan subsidiary from the Indian subsidiary to MAC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2017 and December 31, 2016, the carrying amounts of receivables, accounts payable, accrued and expenses and the amount due Prudential approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. The fair value of our term loans at March 31, 2017 and December 31, 2016 is approximately $6.7 and $7.3 million, respectively. The Company’s outstanding borrowings under the line of credit with Opus had a carrying value of $2 million as of both March 31, 2017 and December 31, 2016. The fair value of the outstanding borrowings under the term loans and line of credit with Opus approximated the carrying value at March 31, 2017 and December 31, 2016, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $895,000 and $930,000 as of March 31, 2017 and December 31, 2016, respectively, are Level 3 liabilities. The fair value of the contingent consideration at March 31, 2017 and December 31, 2016 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the price of the Company’s common stock on the Nasdaq Capital Market, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes.

As stated in Note 4, the Company historically estimated the number of shares anticipated to be earned as a result of the 2014 Acquisitions. The remaining shares of one of the sellers related to the 2014 Acquisitions has been included in the contingent consideration liability as of March 31, 2017 and December 31, 2016 since a formal settlement agreement has not yet been reached. If, at the time of settlement, the Company’s stock price exceeds the price on March 31, 2017, the actual consideration could exceed the estimated contingent consideration. Contingent consideration related to the 2016 and 2015 Acquisitions was based on the Company’s estimate of revenues to be achieved during the terms of the respective agreements. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2017	2016
Balance - January 1,	$929,549	$1,172,508
Acquisitions	-	430,000
Change in fair value	(11,188)	(44,753)
Payments	(23,650)	(35,549)
Balance - March 31,	$894,711	$1,522,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2017 and 2016 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 1 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,700 people in Pakistan and Sri Lanka, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

Adoption of our solutions requires little or no upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues is based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry.

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

Our growth strategy involves two approaches: acquiring smaller RCM companies and then migrating the customers of those companies to our solutions, as well as growing organically through referrals from industry partners and our clients. The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure.

We believe we will also be able to further accelerate organic growth by partnering with industry participants, utilizing them as channel partners to offer integrated solutions to their customers. We have entered into arrangements with industry participants from which we began to derive revenue starting in mid-2014, including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We have developed application interfaces with several EHR systems, as well as providers of paper-based clinical forms to create integrated offerings, together with device and lab integration.

Our Pakistan operations accounted for approximately 24% and 30% of total expenses for the three months ended March 31, 2017 and 2016, respectively. A significant portion of those expenses were personnel-related costs (approximately 80% and 79% for the three months ended March 31, 2017 and 2016, respectively). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired use domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to Pakistan.

On October 3, 2016, MTBC Acquisition, Corp. (“MAC”), a newly formed, a wholly-owned subsidiary of MTBC, acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company, and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (“Millennium”) (together “MediGain”). In connection with this acquisition, MTBC expects to generate at least $10 million of annual revenue from the customers acquired. Although there is no assurance that the customers will remain with MTBC, the Company expects that this acquisition will be accretive to earnings during 2017. During the fourth quarter of 2016 and the first quarter of 2017, we made significant progress at integrating the acquired operations with MTBC, but in the short term, we had a significant number of additional U.S.-based employees from MediGain. This cost, as well as costs from MediGain’s operations in India and its offshore subcontractors, impacted MTBC’s expenses during the fourth quarter of 2016 and the first quarter of 2017.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;

●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;

●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and

●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
Net revenue	$8,220	$5,110

GAAP net loss	$(2,708)	$(1,984)

Provision for income taxes	60	43
Net interest expense	276	134
Other (income) expense - net	(38)	2
Stock-based compensation expense	129	489
Depreciation and amortization	1,520	1,214
Integration and transaction costs	459	212
Change in contingent consideration	(11)	(45)
Adjusted EBITDA	$(313)	$65

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP Net Income (Loss):

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-cash non-operating expenditures;

●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;

●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations;

●	Changes in contingent consideration; and

●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	($ in thousands)
GAAP net loss	$(2,708)	$(1,984)

Other (income) expense - net	(38)	2
Stock-based compensation expense	129	489
Amortization of purchased intangible assets	1,263	1,072
Integration and transaction costs	459	212
Change in contingent consideration	(11)	(45)
Income tax expense related to goodwill	54	37
Non-GAAP adjusted net income	$(852)	$(217)

	Three Months Ended
	March 31,
	2017	2016
GAAP net loss per share	$(0.29)	$(0.21)

GAAP net loss per end-of-period share	(0.26)	(0.19)
Other (income) expense - net	0.00	0.00
Stock-based compensation expense	0.01	0.05
Amortization of purchased intangible assets	0.12	0.10
Integration and transaction costs	0.04	0.02
Change in contingent consideration	0.00	0.00
Income tax expense related to goodwill	0.01	0.00
Non-GAAP adjusted net income per share	$(0.08)	$(0.02)

End-of-period shares	10,423,511	10,299,343

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of March 31, 2017 and 2016, including the shares which were issued but have not been settled, and considered contingent consideration, in order to provide insight into results considering the total number of shares which were issued at the time of the acquisitions. Accordingly, the end-of-period diluted common shares include 248,625 of contingently issuable shares at March 31, 2017 and 2016. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward losses to offset the applicable income taxes. The table below shows the composition of end-of-period common shares.

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our platform accounted for approximately 47% of our revenue for the three months ended March 31, 2017 and approximately 79% of our revenue for the three months ended March 31, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us, through our platform, to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Our first-time acceptance rate was approximately 96% for the twelve months ended March 31, 2017 and 2016, which compares favorably to the average of the top twelve payers of approximately 95%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the twelve months ended March 31, 2017 and approximately 93% for the twelve months ended March 31, 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 33 days for primary care and 40 days for combined specialties for the twelve months ended March 31, 2017, and approximately 34 days for primary care and 39 days for combined specialties for the twelve months ended March 31, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2015.

Providers and Practices Served: As of March 31, 2017, we provided RCM and related services to approximately 2,700 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 800 practices. In addition, we served approximately 240 clients who were not medical practices, but are service organizations who serve the healthcare community. As of March 31, 2016, we served approximately 2,000 providers representing approximately 800 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 89% and 86% of our revenues during the three months ended March 31, 2017 and 2016, respectively.

As a result of the SoftCare acquisition, during the three months ended March 31, 2017 and 2016 we earned approximately 2% and 3%, respectively, of our revenue from clearinghouse and EDI clients. As a result of the WFS acquisition, during the three months ended March 31, 2017, we earned approximately 4% of our revenue from printing and mailing operations.

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

Contingent Consideration. Contingent consideration represents the amount payable to the sellers of our acquisitions based on the achievement of defined performance measures contained in the purchase agreements. For the acquisitions in 2015 and 2016, the contingent consideration consists of amounts due in cash and for one of the sellers from our acquisitions in 2014, amounts due in the Company’s common stock. Contingent consideration is adjusted to fair value at the end of each reporting period.

Depreciation and Amortization Expense. Depreciation expense is charged using the straight-line method over the estimated lives of the assets ranging from three to five years. Amortization expense is charged on either an accelerated or on a straight-line basis over a period of three years for most intangible assets acquired in connection with acquisitions.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses).

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2017 and December 31, 2016.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations. There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended March 31,
	2017	2016
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	63.5%	45.0%
Selling and marketing	4.3%	6.7%
General and administrative	36.3%	56.9%
Change in contingent consideration	(0.1%)	(0.9%)
Research and development	3.4%	3.7%
Depreciation and amortization	18.5%	23.7%
Restructuring charges	3.4%	0.0%
Total operating expenses	129.3%	135.1%

Operating loss	(29.3%)	(35.1%)

Interest expense - net	3.4%	2.6%
Other income (expense) - net	0.5%	(0.0%)
Loss before income taxes	(32.2%)	(37.7%)
Income tax provision	0.7%	0.8%
Net loss	(32.9%)	(38.5%)

Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Revenue	$8,220,074	$5,109,849	$3,110,225	61%

Revenue. Total revenue of $8.2 million for the three months ended March 31, 2017 increased by $3.1 million or 61% from revenue of $5.1 million for the three months ended March 31, 2016. Total revenue for the three months ended March 31, 2017 included $4.5 million of revenue from customers we acquired from the 2016 Acquisitions, offset by attrition from customers.

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Direct operating costs	$5,222,736	$2,301,379	$2,921,357	127%
Selling and marketing	355,511	343,541	11,970	3%
General and administrative	2,986,663	2,909,838	76,825	3%
Research and development	280,849	190,786	90,063	47%
Change in contingent consideration	(11,188)	(44,753)	33,565	75%
Depreciation	163,683	117,116	46,567	40%
Amortization	1,355,862	1,096,394	259,468	24%
Restructuring charges	275,628	-	275,628	100%
Total operating expenses	$10,629,744	$6,914,301	$3,715,443	54%

Direct Operating Costs. Direct operating costs of $5.2 million for the three months ended March 31, 2017 increased by $2.9 million or 127% from direct operating costs of $2.3 million for the three months ended March 31, 2016. The MediGain acquisition increased salary costs by $1.4 million in the U.S. and $321,000 in India and Sri Lanka and operational outsourcing costs by $327,000. Postage and delivery costs increased by $264,000 due to the acquisition of WFS. Salary and other direct operating costs in Pakistan increased by $271,000 or 21% for the three months ended March 31, 2017 as a result of the addition in the number of employees in Pakistan who were hired to service customers of the 2016 Acquisitions. In addition, software platform costs increased by $246,000 and travel and entertainment costs increased by $111,000 from the three months ended March 31, 2016 due to the 2016 acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $356,000 for the three months ended March 31, 2017 increased by $12,000 or 3% from selling and marketing expense of $344,000 for the three months ended March 31, 2016. Professional costs increased by $24,000 and the MediGain acquisition increased salary costs by $144,000 due to MediGain’s established sales and marketing team. This increase was offset by $149,000 of savings in salary costs due to the reduction of other U.S. employees.

General and Administrative Expense. General and administrative expense of $3 million increased by $77,000 or 3% from general and administrative expense of $2.9 million for the three months ended March 31, 2016. The MediGain acquisition increased salary costs by $141,000. Salary costs in Pakistan increased by $90,000 or 22% for the three months ended March 31, 2017. Other general and administrative costs including occupancy expenses increased by approximately $191,000 for the three months ended March 31, 2017 due to the MediGain acquisition. These increases in costs were offset by a decrease in salary expense in the U.S. by $355,000 or 34% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the reduction in the number of other non-MediGain related employees. The integration of the GCB acquisition and those acquisitions during 2015 were completed during 2016 resulting in expense reductions related to the closing of offices and reducing third party expenses such as computer expenses, accommodation costs, office costs, and insurance expenses.

Research and Development Expense. Research and development expense of $281,000 for the three months ended March 31, 2017 increased by $90,000 or 47% from research and development expense of $191,000 for the three months ended March 31, 2016, as a result of adding additional technical employees in Pakistan performing software development work.

Contingent Consideration. The change in contingent consideration of $11,000 and $45,000 during the three months ended March 31, 2017 and 2016, respectively, relates to the change in the fair value of the contingent consideration. The gain for the three months ended March 31, 2017 resulted from a decrease in the price of the Company’s common stock for the Practicare shares held in escrow.

Depreciation. Depreciation of $164,000 for the three months ended March 31, 2017 increased by $47,000 or 40% from depreciation of $117,000 for the three months ended March 31, 2016, primarily as a result of additional property and equipment purchases and the acquisition of property and equipment from the MediGain acquisition.

Amortization Expense. Amortization expense of $1.4 million for the three months ended March 31, 2017 increased by $259,000 or 24% from amortization expense of $1.1 million for the three months ended March 31, 2016. This increase resulted from the intangible assets acquired in connection with our acquisitions, which are primarily being amortized over three years.

Restructuring Charges. During April 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, the Company accrued approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees and professional fees. The Company anticipates that it will take approximately six months to wind down the operations of these two locations, including transferring the shares of the Sri Lankan subsidiary from the Indian subsidiary to MAC. A substantial amount of the work performed by these locations was transferred to the Pakistan facility. The Company will also be using an outside contractor to perform some of the work previously performed at the Indian subsidiary. As a result of closing the Poland and India facilities, the Company will no longer need to fund the costs of these facilities.

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent
Interest income	$3,421	$7,076	$(3,655)	(52%)
Interest expense	(279,425)	(141,358)	(138,067)	(98%)
Other income (expense) - net	38,031	(2,072)	40,103	1,935%
Income tax provision	60,302	42,780	17,522	41%

Interest Income. Interest income of $3,000 for the three months ended March 31, 2017 decreased by $4,000 or 52% from interest income of $7,000 for the three months ended March 31, 2016. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $279,000 for the three months ended March 31, 2017 increased by $138,000 or 98% from interest expense of $141,000 for the three months ended March 31, 2016. This increase was primarily due to interest on higher borrowings under our term loans and line of credit and amounts accrued related to the MediGain acquisition.

Other Income (Expense) - net. Other income - net was $38,000 for the three months ended March 31, 2017 compared to other expense - net of $2,000 for the three months ended March 31, 2016. Included in other income (expense) are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There was a $60,000 provision for income taxes for the three months ended March 31, 2017, an increase of $18,000 or 41% compared to the provision for income taxes of $43,000 for the three months ended March 31, 2016. Included in the March 31, 2017 tax provision is a $54,000 deferred income tax provision related to the amortization of goodwill. The increase in the income tax provision is due to additional deferred income taxes relating to the Company’s acquisitions. The pre-tax loss increased from $1.9 million for the three months ended March 31, 2016 to $2.6 million for the three months ended March 31, 2017. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2017 and 2016.

Liquidity and Capital Resources

The Company had a cash balance of $1.2 million at March 31, 2017, and an outstanding balance of $8.7 million drawn on its credit facility with Opus Bank, which was fully utilized.

Effective January 1, 2017, Opus amended the covenants whereby the asset coverage ratio covenant was removed and replaced with a borrowing base limit for the revolving line of credit and a requirement to maintain a month-end cash balance of at least $1 million. There is a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and EBITDA requirements. If we raise additional capital through a sale of equity, a portion of the net proceeds will be used to pay down the term loans. Additionally, on June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5%, from prime plus 1.75% on March 31, 2017 to prime plus 5.25% by January 1, 2018. As of March 31, 2017, the Company was in compliance with all the covenants contained in the Opus credit agreement.

In October 2016 the Company made an initial $2 million payment toward the MediGain acquisition, which had a total purchase price of $7 million, the remaining $5 million of which is unsecured. On March 29, 2017 the Company received a letter from Prudential that demanded immediate payment of $3 million of the remaining consideration that is now due together with accrued interest, and expressing Prudential’s intention to collect on said amounts. The balance will become due and owing on May 15, 2017. The Company will require additional financing in order to make these payments.

In the three months ended March 31, 2017, there was negative cash flow from operations of approximately $867,000 as the Company integrated its 2016 Acquisitions, the largest of which was MediGain.

Management has concluded that without additional financing there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the financial statements are issued. The financial information throughout this Quarterly Report and the condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the satisfaction of liabilities and commitments in the normal course of business. This financial information and these condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management currently believes that it will be necessary for us to raise additional funding, which might be in the form of sales of additional shares of its Series A Preferred Stock, its common stock, or some other instrument. There can be no assurances that we will be able to complete any financing on acceptable terms or at all. If we issue equity securities, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities or obtain additional credit facilities, we may incur debt service obligations, and we may become subject to restrictions limiting our ability to operate our business. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all. Failure to obtain financing when needed may have a material adverse effect on our financial position. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(867,449)	$(403,627)
Net cash used in investing activities	(212,117)	(1,352,646)
Net cash (used in) provided by financing activities	(1,117,237)	1,064,005
Effect of exchange rate changes on cash	(30,227)	19,808
Net decrease in cash	$(2,227,030)	$(672,460)

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

Operating Activities

Cash used in operating activities was $867,000 during the three months ended March 31, 2017, compared to $404,000 during the three months ended March 31, 2016. The increase in the net loss of $724,000 included the following changes in non-cash items: additional depreciation and amortization of $306,000, additional provision for doubtful accounts of $143,000 and a decrease in the change in contingent consideration of $34,000. Although revenue increased by $3.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, expenses increased by $3.7 million for the same period primarily due to the acquisition of MediGain in the fourth quarter of 2016.

Accounts receivable decreased by $248,000 for the three months ended March 31, 2017, compared with an increase of $238,000 for the three months ended March 31, 2016. Accounts payable, accrued compensation and accrued expenses decreased by $312,000 for the three months ended March 31, 2017, compared with an increase of $61,000 for the three months ended March 31, 2016. Other current assets and prepaid expenses decreased by $87,000 compared with a decrease of $31,000 in the three months ended March 31, 2016.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2017 was $212,000, a decrease of $1.1 million compared to $1.4 million during the three months ended March 31, 2016. During the three months ended March 31, 2016, $1.25 million was paid in connection with the acquisition of GCB.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2017 was $1.1 million, compared to cash provided by financing activities of $1.1 million during the three months ended March 31, 2016. The cash used in financing activities during the first quarter of 2017 includes $765,000 of repayments for debt obligations, $203,000 of preferred stock dividends and $126,000 of registration costs paid. The cash provided by financing activities for three months ended March 31, 2016 represented $2 million additional borrowings on the Opus line of credit, offset by $238,000 repayment of debt obligations, $159,000 of preferred stock dividends and $427,000 of repurchases of common stock. Average borrowings from our revolving line of credit were $311,000 for the three months ended March 31, 2016, compared to $2 million for the three months ended March 31, 2017.

Our line of credit with Opus Bank expires on September 1, 2018, unless renewed. As of March 31, 2017, $2 million was drawn on the line. Our term loans with Opus Bank mature on September 1, 2019 and require monthly principal payments which began October 1, 2016 of approximately $222,000 per month and continue through the end of the loan period.

In connection with the common stock buy-back program, the Company purchased 101,338 and 644,565 of its shares for an aggregate cost of $122,000 and $546,000 for the years ended December 31, 2015 and 2016, respectively. No shares were repurchased subsequent to December 31, 2016.

Contractual Obligations and Commitments

We have contractual obligations under our term loans, line of credit and in connection with our purchase of MediGain and contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

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

In accordance with Nasdaq’s Marketplace Rule 5810(c)(3)(A), the Company had an initial period of 180 days, or until December 21, 2016, to regain compliance with the minimum closing bid price requirement, which requires the closing bid for the common stock meet or exceed $1.00 per share for a minimum of ten consecutive business days during this period. The Company was eligible and received an additional 180-day compliance period. The Company issued a special proxy to its shareholders asking for approval to authorize the Board of Directors to approve a reverse stock split which will increase the price per share. The shareholders approved this proposal in April 2017. The Board of Directors was given the authority to approve the amount of the reverse stock split which could range from 1 for 3 to 1 for 8, if they deem this to be in the Company’s best interest. The Company’s failure to regain compliance during this additional 180 days compliance period could result in delisting.

During the ten consecutive trading days ended May 9, 2017, the closing bid for the Company’s common stock was over a $1.00, indicating that the Company will likely regain compliance with Nasdaq’s minimum listing requirements and therefore will not need to effect a reverse stock split.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) of the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities by the Company during the three months ended March 31, 2017.

Purchases of Equity Securities

The Company is prohibited from paying dividends on its common stock without the consent of its senior lender, Opus Bank.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company recently entered into a global settlement agreement on terms that the Company believes to be favorable to the Company, pursuant to which the parties amicably resolved the claims of certain shareholders of MediGain who had sought, yet failed, to invalidate the Company’s purchase of MediGain’s assets. The Company, which was a third-party defendant in the matter, has obtained mutual releases, which terminated MediGain’s shareholders’ attempt to invalidate the Company’s acquisition of MediGain’s assets, and we have agreed to make a de minimis settlement payment of $15,000.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2017.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

