Form 10-Q
period 2017-06-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2017-08-03
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At August 1, 2017, the registrant had 11,483,094 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2017. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent MediGain acquisition and other acquired businesses into our infrastructure;

●	our ability to comply with covenants contained in our credit agreement, as amended, with our senior secured lender, Opus and other future debt facilities;

●	our ability to retain our clients and revenue levels, including effectively migrating and keeping new clients acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to attract and retain key officers and employees, including Mahmud Haq and other personnel critical to growing our business and integrating of our newly acquired businesses;

●	our ability to raise capital and obtain and maintain financing on acceptable terms;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep and increase market acceptance of our products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules and laws;

●	our ability to protect and enforce intellectual property rights;

●	our ability to maintain and protect the privacy of client and patient information; and

●	our ability to repay the outstanding purchase price we owe for the MediGain acquisition.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,810,486	$3,476,880
Accounts receivable - net of allowance for doubtful accounts of $245,000 and $156,000 at June 30, 2017 and December 31, 2016, respectively	3,479,372	4,330,901
Current assets - related party	25,203	13,200
Prepaid expenses and other current assets	529,412	618,501
Total current assets	9,844,473	8,439,482
Property and equipment - net	1,478,780	1,588,937
Intangible assets - net	3,330,399	5,833,706
Goodwill	12,178,868	12,178,868
Other assets	93,104	282,713
TOTAL ASSETS	$26,925,624	$28,323,706
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,482,713	$1,905,131
Accrued compensation	1,086,842	2,009,911
Accrued expenses	1,043,366	1,236,609
Deferred rent (current portion)	74,763	61,437
Deferred revenue (current portion)	39,840	41,666
Accrued liability to related party	10,688	16,626
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt, net	2,207,383	2,666,667
Notes payable - other (current portion)	5,075,170	5,181,459
Contingent consideration (current portion)	479,588	535,477
Dividend payable	422,206	202,579
Total current liabilities	13,922,559	15,857,562
Long - term debt, net	448,114	4,033,668
Notes payable - other	155,368	166,184
Deferred rent	395,481	433,186
Deferred revenue	29,158	26,673
Contingent consideration	236,594	394,072
Deferred tax liability	455,530	345,530
Total liabilities	15,642,804	21,256,875
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 shares; issued and outstanding 614,104 and 294,656 shares at June 30, 2017 and December 31, 2016, respectively	614	295
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,192,226 and 10,792,352 shares at June 30, 2017 and December 31, 2016, respectively; outstanding, 11,451,427 and 10,051,553 shares at June 30, 2017 and December 31, 2016, respectively	12,192	10,793
Additional paid-in capital	34,684,733	26,038,063
Accumulated deficit	(22,345,778)	(17,944,230)
Accumulated other comprehensive loss	(406,941)	(376,090)
Less: 740,799 common shares held in treasury, at cost at June 30, 2017 and December 31, 2016	(662,000)	(662,000)
Total shareholders' equity	11,282,820	7,066,831
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,925,624	$28,323,706

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET REVENUE	$7,784,750	$5,212,836	$16,004,824	$10,322,685
OPERATING EXPENSES:
Direct operating costs	4,197,824	2,320,651	9,420,560	4,622,030
Selling and marketing	268,958	220,383	624,469	563,924
General and administrative	2,771,811	2,694,036	5,758,474	5,603,874
Research and development	313,400	209,396	594,249	400,182
Change in contingent consideration	162,611	(366,344)	151,423	(411,097)
Depreciation and amortization	1,453,145	1,205,147	2,972,690	2,418,657
Restructuring charges	-	-	275,628	-
Total operating expenses	9,167,749	6,283,269	19,797,493	13,197,570
OPERATING LOSS	(1,382,999)	(1,070,433)	(3,792,669)	(2,874,885)
OTHER:
Interest income	4,731	7,315	8,152	14,391
Interest expense	(285,144)	(168,596)	(564,569)	(309,954)
Other income (expense) - net	36,839	(24,442)	74,870	(26,514)
LOSS BEFORE INCOME TAXES	(1,626,573)	(1,256,156)	(4,274,216)	(3,196,962)
Income tax provision	67,030	38,149	127,332	80,929
NET LOSS	$(1,693,603)	$(1,294,305)	$(4,401,548)	$(3,277,891)

Preferred stock dividend	427,875	159,236	630,454	318,472
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,121,478)	$(1,453,541)	$(5,032,002)	$(3,596,363)
Loss per common share:
Basic and diluted loss per share	$(0.20)	$(0.15)	$(0.48)	$(0.36)
Weighted-average basic and diluted shares outstanding	10,833,075	10,002,864	10,504,417	10,043,894

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET LOSS	$(1,693,603)	$(1,294,305)	$(4,401,548)	$(3,277,891)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	11,811	(8,730)	(30,851)	10,816
COMPREHENSIVE LOSS	$(1,681,792)	$(1,303,035)	$(4,432,399)	$(3,267,075)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2017	294,656	$295	10,792,352	$10,793	$26,038,063	$(17,944,230)	$(376,090)	$(662,000)	$7,066,831
Net loss	-	-	-	-	-	(4,401,548)	-	-	(4,401,548)
Foreign currency translation adjustment	-	-	-	-	-	-	(30,851)	-	(30,851)
Issuance of stock under the Amended and Restated Equity Incentive Plan	24,750	25	187,499	187	(187)	-	-	-	25
Stock-based compensation, net of cash settlements	-	-	-	-	806,052	-	-	-	806,052
Issuance of common stock, net of fees and expenses	-	-	1,000,000	1,000	1,973,135	-	-	-	1,974,135
Issuance of common stock held as contingent consideration	-	-	212,375	212	331,464	-	-	-	331,676
Issuance of preferred stock, net of fees and expenses	294,698	294	-	-	6,166,660	-	-	-	6,166,954
Preferred stock dividends	-	-	-	-	(630,454)	-	-	-	(630,454)
Balance - June 30, 2017	614,104	$614	12,192,226	$12,192	$34,684,733	$(22,345,778)	$(406,941)	$(662,000)	$11,282,820

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(4,401,548)	$(3,277,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,972,690	2,418,657
Deferred rent	(22,013)	(19,065)
Deferred revenue	659	1,770
Provision for doubtful accounts	320,616	82,091
Provision for deferred income taxes	110,000	73,000
Foreign exchange (gain) loss	(2,835)	55,554
Interest accretion on debt	134,870	89,945
Non-cash restructuring charges	17,001	-
Stock-based compensation expense	208,035	621,801
Change in contingent consideration	151,423	(411,097)
Changes in operating assets and liabilities:
Accounts receivable	530,913	(26,265)
Other assets	30,449	110,525
Accounts payable and other liabilities	(739,145)	(35,730)
Net cash used in operating activities	(688,885)	(316,705)
INVESTING ACTIVITIES:
Capital expenditures	(345,215)	(192,409)
Cash paid for acquisitions	-	(1,425,000)
Net cash used in investing activities	(345,215)	(1,617,409)
FINANCING ACTIVITIES:
Contingent consideration payments	(33,114)	-
Settlement of tax withholding obligations on stock issued to employees	(195,912)	(8,500)
Proceeds from issuance of common stock, net of placement costs	2,000,000	-
Proceeds from issuance of preferred stock, net of placement costs	6,536,217	-
Proceeds from long term debt, net of costs	-	1,908,141
Repayments of debt obligations	(4,287,506)	(438,338)
Proceeds from line of credit	400,000	4,000,000
Repayments of line of credit	(400,000)	(4,000,000)
Payment of registration statement and bank costs	(217,448)	(90,145)
Preferred stock dividends paid	(410,827)	(318,472)
Purchase of common shares	-	(546,145)
Net cash provided by financing activities	3,391,410	506,541
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,704)	6,932
NET INCREASE (DECREASE) IN CASH	2,333,606	(1,420,641)
CASH - Beginning of the period	3,476,880	8,039,562
CASH - End of period	$5,810,486	$6,618,921
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$30,746	$189,725
Contingent consideration resulting from acquisitions	$-	$420,000
Dividends declared, not paid	$422,206	$159,236
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$7,263	$16,420
Interest	$254,414	$203,918

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”) a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Chief Executive Officer of MTBC. MTBC formed MTBC-Europe Sp. z.o.o. (or “MTBC-Europe”), a wholly-owned subsidiary of MTBC based in Poland in 2015. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began the winding down of its operations in India and Poland. As of June 30, 2017, these operations have been terminated and their liquidation is almost complete.

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

As part of the evaluation, management considered that on June 30, 2017, the Company had $5.8 million of cash and had a working capital deficit of $4.1 million. The loss before income taxes was $1.6 million for the three months ended June 30, 2017, of which $1.5 million represents non-cash depreciation and amortization.

The Company has a credit facility with Opus Bank (“Opus”) established in the third quarter of 2015, which provides additional liquidity. The credit facility includes term loans, plus a line of credit that have a combined borrowing limit of $10 million, net of contractual repayments, all of which were fully utilized as of June 30, 2017. During the second quarter, the Company paid down approximately $2.8 million of its Opus term loans from the proceeds of the equity financings discussed below, plus $667,000 as part of the normal loan amortization schedule. As of June 30, 2017 the Company owes a total of $5.2 million to Opus. The line of credit expires September 1, 2018 and the term loans are scheduled to be paid by September 2018 based on the current payment schedule. The Company relies on the term loans and line of credit for working capital purposes (see Note 8). The Company is in compliance with all covenants, and revised its covenants with Opus in March 2017 to more favorable terms, which improves the likelihood that it will stay in compliance. Since Opus publicly announced that it was exiting lending to technology-based companies, the Company is talking to other lenders to replace Opus.

As of June 30, 2017, the Company presently owes $5 million out of the total purchase price of $7 million for the MediGain acquisition to Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (together “Prudential”), which is unsecured and became due earlier in 2017. Opus’ approval is required for any payment to Prudential. While the Company, Prudential and Opus all indicate a continuing intention to negotiate a mutually agreeable resolution, Opus has not yet approved of a mutually agreeable payment amount between the Company and Prudential. The Company’s available cash will not be sufficient to meet its current and anticipated cash requirements without additional financing. Accordingly, the factors noted above raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken various steps to mitigate this condition as detailed below.

Management achieved extensive expense reductions following the acquisition of MediGain in October 2016. The cost cutting included closing certain domestic and foreign facilities, eliminating reliance on subcontractors, and reducing non-essential personnel, where work could be performed by offshore employees more cost-effectively. Direct operating and general and administrative costs decreased by $1.9 million and $1.5 million, respectively from the fourth quarter of 2016 as compared to the second quarter of 2017. This represented reductions of 31% and 35%, respectively. This cost-reduction allowed the Company to achieve positive cash flow from operations for the quarter of approximately $179,000.

During the second quarter of 2017, the Company completed two equity financings. In May 2017, the Company completed a registered direct offering of 1 million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. In June 2017, the Company completed a public offering of approximately 295,000 shares of its 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) at $25.00 per share, raising net proceeds of approximately $6.2 million.

Collectively, these developments dramatically improved the financial position of the Company. As a result of the common and preferred stock sales and the positive cash flow from operations in the second quarter (a $1 million improvement from the cash used by operations during the first quarter), the Company’s cash position improved from $1.2 million in the first quarter to $5.8 million on June 30, 2017, and the working capital deficit improved from $9.6 million at the end of the first quarter to $4.1 million on June 30, 2017. Management continues to focus on the Company’ overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position, allowing us to run our business, repay Prudential and comply with all bank covenants.

Management has developed a plan to further mitigate this condition, including replacing Opus with another lender, exploring additional means of financing, such as raising more equity in transactions similar to the two completed during the second quarter, and waiting until the Company generates enough cash flow from operations to repay Opus in full. Management’s plans are intended to mitigate the substantial doubt raised by our need to repay Prudential and to satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, there can be no assurance that any of these initiatives will be successful.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a basis that assumes that the Company will continue as a going concern. This basis of accounting contemplates the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt Topic 606 using the modified retrospective method when it becomes effective for the Company in the first quarter of 2018. We have assigned internal resources to assist in the evaluation of the potential impacts of this amendment. Implementation efforts to date have included training on the new standard, review of revenue agreements and the performance obligations contained therein, and review of our commercial terms and practices across our revenue streams. While the Company is continuing to assess the effects of the amendment, management currently believes that the new guidance will not have a material impact on our revenue recognition policies, practices or systems. The Company is continuing to evaluate the effect that Topic 606 will have on its consolidated financial statements and related disclosures, and preliminary assessments are subject to change. We are in the process of finalizing the analysis of our revenue streams and quantifying the effects if any, from the implementation which should be completed by the end of the third quarter of 2017.

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

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Upon adoption, the Company will apply the guidance in this ASU when evaluating whether acquired assets and activities constitute a business.

Also in January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The ASU modifies the accounting for goodwill impairment with the objective of simplifying the process of determining impairment levels. Specifically, the amendments in the ASU eliminate a step in the goodwill impairment test which requires companies to develop a hypothetical purchase price allocation when analyzing goodwill impairment. This eliminates the need for companies to estimate the fair value of individual existing assets and liabilities within a reporting unit. Instead, goodwill impairment will now be the amount by which a reporting unit’s total carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other aspects of the goodwill impairment test process have remained the same. The ASU is effective for annual periods beginning in the year 2020, with early adoption permitted for any impairment tests after January 1, 2017. The Company has elected to early adopt ASU 2017-04. There is currently no impact on the condensed consolidated financial statements as a result of this adoption.

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective for the Company in the first quarter of 2017. During the first quarter of 2017, the Company adopted the requirements of ASU 2016-09, requiring that employee taxes paid when an employer withholds shares for tax withholding purposes in connection with a stock award be shown as a financing activity on the statement of cash flows. As a result of adopting ASU 2016-09, the Company retrospectively adjusted the condensed consolidated statements of cash flows to conform to the current year presentation.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its consolidated financial statements and related disclosures.

4.	ACQUISITIONS

2016 Acquisitions

On February 15, 2016 (the “GCB Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Gulf Coast Billing, LLC (“GCB”), pursuant to which the Company purchased substantially all of the assets of GCB. The acquisition has been accounted for as a business combination. The aggregate final purchase price for GCB was $1,480,000 which consisted of cash of $1,250,000 and contingent consideration of $230,000. During the quarter ended June 30, 2017, an agreement was reached with GCB that no additional contingent consideration will be paid.

On May 2, 2016 (the “RMB Closing Date”), the Company entered into an APA with Renaissance Medical Billing, LLC (“RMB”), pursuant to which the Company purchased substantially all of the assets of RMB. The acquisition has been accounted for as a business combination. In accordance with the RMB APA, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The aggregate purchase price for RMB was $325,000 which consisted of cash of $175,000 and contingent consideration of $150,000. As of June 30, 2017, collected revenues have reached a threshold to require RMB Installment Payments beginning in the third quarter of 2017. The contingent consideration liability recorded for RMB is still considered sufficient for the projected RMB Installment Payments.

Effective July 1, 2016 (the “WFS Closing Date”), the Company entered into an APA with WFS Services, Inc. (“WFS”), pursuant to which the Company purchased substantially all of the assets of WFS. The acquisition has been accounted for as a business combination. In accordance with the WFS APA, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning July, 2016 subject to proportionate adjustment if annualized revenues decrease below a threshold specified in the APA. In addition, each quarter the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS APA, generated from the WFS customer accounts acquired for three years. The aggregate purchase price of WFS was determined to be $298,000, which was recorded as contingent consideration. Through June 30, 2017, $45,000 of contingent consideration payments have been made.

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

MediGain, GCB, RMB and WFS are collectively referred to as the “2016 Acquisitions.” Revenue earned from the 2016 Acquisitions was approximately $4.2 million and $8.7 million during the three and six months ended June 30, 2017, respectively. Revenues earned from GCB were approximately $553,000 and $929,000 for the three and six months ended June 30, 2016, respectively. Revenue earned from RMB was approximately $119,000 during the three months ended June 30, 2016.

2014 Acquisitions

As part of the 2014 Acquisitions, the Company issued common stock as part of the purchase price, a portion of which was held in escrow subject to meeting certain revenue levels in the 12 months after the purchase. For one revenue cycle management company purchased in 2014, there were 248,625 shares of common stock held in escrow which were part of the contingent consideration. Although the earnout period ended in 2015, shares were held in escrow until the second quarter of 2017, when the Company reached an agreement with the seller on the number of shares earned and agreed to release 212,375 shares from escrow to the seller and the seller agreed to forfeit the remaining 36,250 shares. The forfeited shares were cancelled by the Company. All of the share transactions were completed by June 30, 2017.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the 2016 Acquisitions occurred on January 1, 2016. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. Pro forma information for the three and six months ended June 30, 2017 is not presented as there were no acquisitions during those periods.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	($ in thousands, except per share data)
Total revenue	$10,986	$22,326
Net loss attributable to common shareholders	$(3,929)	$(9,411)
Net loss per common share	$(0.39)	$(0.94)

5.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. There were no additions to goodwill during the six months ended June 30, 2017.

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs and trademarks acquired. Amortization expense was approximately $2.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively, and $1.3 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively. The weighted-average amortization period is three years.

As of June 30, 2017, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2017 (six months)	$975,584
2018	1,540,674
2019	779,821
2020	34,320
Total	$3,330,399

6.	Concentrations

Financial Risks — As of June 30, 2017 and December 31, 2016, the Company held approximately $45,000 and $67,000 respectively, in the name of its subsidiaries at banks in Pakistan, India, Sri Lanka and Poland. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. No one customer accounts for a significant portion of the Company’s trade accounts receivable portfolio and write-offs have not been significant. During the six months ended June 30, 2017, there was one customer with sales of approximately 9% of the total revenue. During the six months ended June 30, 2016, there were no customers with sales of 4% or more of the total.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations in Pakistan are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in Pakistan and by the general state of Pakistan’s economy. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in Pakistan’s telecommunications industry, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

The carrying amounts of net assets located in Pakistan were $510,000 and $687,000 as of June 30, 2017 and December 31, 2016, respectively. These balances exclude intercompany receivables of $6.0 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively. The following is a summary of the net assets located in Pakistan as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Current assets	$239,271	$227,336
Non-current assets	1,209,704	1,280,736
	1,448,975	1,508,072
Current liabilities	(924,863)	(793,902)
Non-current liabilities	(14,199)	(27,288)
	$509,913	$686,882

The net assets located in Poland, India and Sri Lanka were not significant at June 30, 2017 or December 31, 2016.

7.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and Diluted:
Net loss attributable to common shareholders	$(2,121,478)	$(1,453,541)	$(5,032,002)	$(3,596,363)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	10,833,075	10,002,864	10,504,417	10,043,894
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.20)	$(0.15)	$(0.48)	$(0.36)

The unvested restricted share units (“RSUs”), the 200,000 warrants granted to Opus in 2015 and 2016 and the 2 million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

8.	Debt

Opus — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus extended a credit facility totaling $10 million to the Company, inclusive of $8 million of term loans and a $2 million revolving line of credit. The Company’s obligations to Opus are secured by substantially all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries.

The interest rate on all Opus loans was initially equal to the higher of (a) the prime rate plus 1.75% and (b) 5.0%. The commitment fee on the unused portion of the revolving line of credit is 0.5% per annum. As a result of an amendment made to the Opus credit agreement in March, 2017, on June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5% from prime plus 1.75% as of March 31, 2017 to prime plus 5.25% on January 1, 2018. The term loans are scheduled to be fully paid on September 1, 2018 as a result of the additional payments made to Opus during the quarter and the current repayment schedule. The revolving line of credit will also terminate on September 1, 2018, unless extended. Beginning October 1, 2016 the term loans require total monthly principal payments of approximately $222,000 per month until the term loans are fully repaid. As of June 30, 2017, the term loans and the $2 million line of credit have been fully utilized and the required principal and interest payments were made.

In connection with the September 2015 Opus debt agreement and all subsequent amendments, the Company paid approximately $667,000 of fees and issued warrants for Opus to purchase 200,000 shares of its common stock. The warrants have a strike price equal to $5.00 per share, a seven year exercise window, piggyback registration and net exercise rights, and were valued at approximately $156,000. The Opus credit agreement contains various covenants and conditions governing the long term debt and the revolving line of credit.

During March 2017, the Company amended its agreement with Opus whereby the asset coverage ratio covenant was removed and replaced with a requirement to maintain a month-end cash balance of at least $1 million. There is also a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and adjusted EBITDA requirements, as defined in the agreement. Additionally, as the Company raises additional capital through a sale of equity, a portion of the net proceeds must be used to pay down the term loans. During the quarter ended June 30, 2017, approximately $2.8 million was repaid to Opus from the proceeds of the equity sales. As of June 30, 2017, the Company was in compliance with all the covenants contained in the Opus credit agreement.

Total debt issuance costs through June 30, 2017 were $667,000 and recorded as an offset to the face amount of the loan. Discounts from the face amount of the loan are amortized over the life of the loan, adjusted for prepayments, using the effective interest rate method. As a result of the loan discounts, the effective interest rate on the borrowings from Opus as of June 30, 2017 is approximately 10.6%.

The term loans at June 30, 2017 are recorded at their accredited value and consist of the following:

Face amount of the loans	$3,193,627
Unamortized debt issuance costs	(391,174)
Unamortized discount on loan fees	(54,739)
Unamortized discount of amount allocated to warrants	(92,217)
Balance at June 30, 2017	$2,655,497

Prudential Deferred Purchase Price — As a result of the MediGain transaction, the Company has an unsecured obligation for the remainder of the purchase price of $5 million, which is due during 2017. On March 29, 2017 the Company received a letter from Prudential that demanded immediate payment of the $3 million portion of the MediGain acquisition consideration that was due on that date, together with accrued interest at 18%, and expressing Prudential’s intention to collect on said amounts. The balance of $2 million was due on May 15, 2017. The Company is continuing to negotiate a mutually agreeable payment plan which is subject to the approval of our senior secured lender.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have 3 to 6 year terms and were issued at current market rates.

Maturities of the outstanding notes payable, the term loans and other obligations as of June 30, 2017 are as follows:

Years ending December 31	Vehicle Financing Notes	Opus Term Loans	Prudential Payable	Total
2017 (six months)	$39,502	$1,333,333	$5,000,000	$6,372,835
2018	69,967	1,860,294	-	1,930,261
2019	50,281	-	-	50,281
2020	39,966	-	-	39,966
2021	18,385	-	-	18,385
Thereafter	12,437	-	-	12,437
Total	$230,538	$3,193,627	$5,000,000	$8,424,165

9.	Commitments and Contingencies

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

Future minimum lease payments under non-cancelable operating leases for office space as of June 30, 2017 are as follows:

Years Ending
December 31	Total
2017 (six months)	$184,739
2018	304,398
2019	163,179
Total	$652,316

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to approximately $453,000 and $379,000 for the six months ended June 30, 2017 and 2016, respectively, and $224,000 and $194,000 for the three months ended June 30, 2017 and 2016, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of June 30, 2017 is payable in the form of cash with payment terms through 2019. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

10.	SHAREHOLDERS’ EQUITY TRANSACTIONS

Common Stock

In May 2017, the Company completed a registered direct offering whereby 1 million shares of the Company’s common stock were sold at $2.30 per share to a single institutional investor. Concurrently the Company issued warrants to purchase up to 2 million shares of its common stock to this investor, with an exercise price of $5.00 per share and a one year term. The Company subsequently registered the shares of common stock underlying these warrants in a registration statement dated June 30, 2017. As a result of the common stock sale, the Company received net proceeds of approximately $2.0 million. One-third of the net proceeds were used to pay down the debt with Opus in accordance with the Opus credit agreement.

Preferred Stock

In June 2017, the Company completed a public preferred stock offering whereby 294,698 shares of its Preferred Stock were sold at $25.00 per share. As a result of this sale, the Company received net proceeds of approximately $6.2 million. One-third of the net proceeds were used to pay down the debt with Opus in accordance with the credit agreement. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of June 30, 2017, the Board of Directors has declared monthly dividends on the Preferred Stock payable through August, 2017.

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

11.	Related PARTIES

The Company had sales to a related party, a physician who is the wife of the CEO. Revenues from this customer were approximately $8,000 for both the six months ended June 30, 2017 and 2016 and approximately $4,000 for both the three months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the receivable balance due from this customer was approximately $1,400 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded expense of approximately $64,000 for both the six months ended June 30, 2017 and 2016 and approximately $32,000 for both the three months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the Company had a liability outstanding to KAI of approximately $11,000 and $17,000, respectively, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices, temporary housing for its foreign visitors and a storage facility in New Jersey and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the six months ended June 30, 2017 and 2016 was approximately $94,000 and $89,000, respectively, and $47,000 and $44,000 for the three months ended June 30, 2017 and 2016, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both June 30, 2017 and December 31, 2016. The June 30, 2017 balance also includes prepaid rent paid to the CEO of approximately $12,000.

12.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the six months ended June 30, 2017 and 2016 were approximately $77,000 and $49,000, respectively, and approximately $39,000 and $23,000 for the three months ended June 30, 2017 and 2016, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed three months of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for both the six months ended June 30, 2017 and 2016 were approximately $61,000, and approximately $31,000 and $30,000 for the three months ended June 30, 2017 and 2016, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The Company’s contributions for the three and six months ended June 30, 2017 were approximately $18,000 and $32,000, respectively.

13.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The name of the 2014 Plan was changed to the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). As of June 30, 2017, 1,763,067 shares or common stock and 67,000 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The RSUs contain a provision in which the units shall immediately vest and become converted into the right to receive a cash payment payable on the original vesting date after a change in control, as defined in the award agreement.

During November 2016, 120,000 restricted shares were granted to the four outside members of the Board of Directors which vested on January 3, 2017.

In November 2016, the Compensation Committee granted cash bonuses to three executives for the successful MediGain acquisition to be paid upon the closing of additional funding, which did not occur in 2016. In January 2017, the Board recommended that these bonuses be paid in shares of Preferred Stock, subject to shareholder approval. The value of those incentives was included in accrued compensation as of December 31, 2016 in the accompanying condensed consolidated balance sheets. In April 2017, shareholder approval was obtained and shares of Preferred Stock were issued.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2017 and 2016:

Stock-based compensation included in the Condensed	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated Statement of Operations:	2017	2016	2017	2016
Direct operating costs	$2,680	$2,583	$5,457	$5,338
General and administrative	68,791	122,046	194,081	600,612
Research and development	7,218	1,396	8,497	3,143
Selling and marketing	-	6,354	-	12,708
Total stock-based compensation expense	$78,689	$132,379	$208,035	$621,801

The following table summarizes the RSU and restricted stock transactions related to the common stock under the Incentive Plan for the six months ended June 30, 2017:

Outstanding and unvested at January 1, 2017	406,959
Granted	-
Vested	(216,065)
Forfeited	(25,664)
Outstanding and unvested at June 30, 2017	165,230

Of the total outstanding and unvested at June 30, 2017, 119,165 RSUs and restricted stock awards are classified as equity and 46,065 RSUs are classified as a liability.

The liability for the cash-settled awards was approximately $31,000 at June 30, 2017 and December 31, 2016, and is included in accrued compensation in the condensed consolidated balance sheets.

14.	INCOME TAXES

The income tax expense for the six months ended June 30, 2017 and 2016 was approximately $127,000 and $81,000, respectively, and approximately $67,000 and $38,000 during the three months ended June 30, 2017 and 2016, respectively. The current portion of the income tax provision of approximately $17,000 and $8,000 for the six months ended June 30, 2017 and 2016 represents state minimum taxes and taxes attributable to foreign operations, net of the Pakistan foreign tax holiday benefit. The deferred income tax provision for the six months ended June 30, 2017 and 2016 of approximately $110,000 and $73,000, respectively relates to the amortization of goodwill.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of June 30, 2017 and December 31, 2016. Some of the Federal NOL carry forward is currently subject to certain utilization limitations under Section 382 of the Internal Revenue Code.

The Company’s plan to repatriate earnings in its foreign locations to the United States requires that U.S. federal income taxes be provided on the Company’s earnings in those foreign locations. For state tax purposes, the Company’s foreign earnings generally are not taxed due to an exemption available in states where the Company currently transacts business.

15. RESTRUCTURING CHARGES

During March 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, in the first quarter of 2017, the Company expensed approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees. The remaining amounts to be paid of approximately $45,000 are included in accrued expenses in the condensed consolidated balance sheet as of June 30, 2017. The Company anticipates that it will take approximately three additional months to wind down the operations of these two subsidiaries.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2017 and December 31, 2016, the carrying amounts of receivables, accounts payable, accrued and expenses and the amount due to Prudential approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. The fair value of our term loans at June 30, 2017 and December 31, 2016 was approximately $3.2 million and $7.3 million, respectively. The Company’s outstanding borrowings under the line of credit with Opus had a carrying value of $2 million as of both June 30, 2017 and December 31, 2016. The fair value of the outstanding borrowings under the term loans and line of credit with Opus approximated the carrying value at June 30, 2017 and December 31, 2016, respectively, as these borrowings bear interest based on prevailing variable market rates currently available. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $716,000 and $930,000 as of June 30, 2017 and December 31, 2016, respectively, are Level 3 liabilities. The fair value of the contingent consideration at June 30, 2017 and December 31, 2016 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the price of the Company’s common stock on the Nasdaq Capital Market (only for the December 31, 2016 contingent consideration amount), the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2017	2016
Balance - January 1,	$929,549	$1,172,508
Acquisitions	-	420,000
Change in fair value	151,423	(411,097)
Settlement in the form of shares issued	(331,676)	-
Payments	(33,114)	(57,917)
Balance - June 30,	$716,182	$1,123,494

17. SUBSEQUENT EVENT

Effective July 1, 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC (“WMB”), a Washington state company. In accordance with the asset purchase agreement, the Company agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $205,000. In addition to the Initial Payment Amount, the Company agreed to pay the sellers 22%, 23% and 24% of revenue collected from the WMB accounts in the first, second and third year, respectively, to the extent such amounts in the aggregate exceed the Initial Payment Amount (the “WMB Installment Payments”). The WMB Installment Payments are to be paid quarterly commencing October, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2017 and 2016 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,800 people in Pakistan and Sri Lanka, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

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

As a result of the 2015 SoftCare acquisition, the Company has a clearinghouse service which allows clients to track claim status and includes services such as batch electronic claim and payment transaction clearing and web access for claim corrections. Also as a result of this acquisition, the Company has an EDI service which provides a centralized electronic data interchange management system to record, manage and control the exchange of information. As a result of the WFS acquisition, the Company has a printing and mailing operation.

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

Our Pakistan operations accounted for approximately 26% and 32% of total expenses for the six months ended June 30, 2017 and 2016, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% and 75% for the six months ended June 30, 2017 and 2016, respectively). Because personnel-related costs are significantly lower in Pakistan than in the U.S. and many other offshore locations, we believe our Pakistan operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired use domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to Pakistan.

On October 3, 2016, MTBC Acquisition, Corp. (“MAC”), a newly formed, a wholly-owned subsidiary of MTBC, acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company, and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (“Millennium”) (together “MediGain”). In connection with this acquisition, MTBC expects to generate at least $10 million of annual revenue from the customers acquired. Although there is no assurance that the customers will remain with MTBC, the Company expects that this acquisition will be accretive to earnings during 2017. During the fourth quarter of 2016 and the first two quarters of 2017, we made significant progress at integrating the acquired operations with MTBC, but in the short term, we had a significant number of additional U.S.-based employees from MediGain. This cost, as well as costs from MediGain’s operations in India and its offshore subcontractors, impacted MTBC’s expenses during the fourth quarter of 2016 and the first quarter of 2017.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management, including adjusted EBITDA, adjusted operating income, adjusted operating margin, adjusted net income and adjusted net income per share, are non-GAAP financial measures, which we believe better enable management and investors to analyze and compare the underlying business results from period to period.

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non-GAAP financial measures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA, adjusted operating income, adjusted operating margin, adjusted net income and adjusted net income per share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures.

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;

●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Net revenue	$7,785	$5,213	$16,005	$10,323

GAAP net loss	$(1,694)	$(1,294)	$(4,402)	$(3,278)

Provision for income taxes	67	38	127	81
Net interest expense	280	161	556	296
Foreign exchange / other expense	28	24	(10)	26
Stock-based compensation expense	79	132	208	622
Depreciation and amortization	1,453	1,205	2,973	2,419
Integration and transaction costs	92	114	551	325
Change in contingent consideration	163	(366)	151	(411)
Adjusted EBITDA	$468	$14	$154	$80

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
Net revenue	$7,785	$5,213	$16,005	$10,323

GAAP net loss	$(1,694)	$(1,294)	$(4,402)	$(3,278)
Provision for income taxes	67	38	127	81
Net interest expense	280	161	556	296
Other (income) expense - net	(37)	24	(75)	27
GAAP operating loss	(1,384)	(1,071)	(3,794)	(2,874)
GAAP operating margin	(17.8%)	(20.6%)	(23.7%)	(27.8%)

Stock-based compensation expense	79	132	208	622
Amortization of purchased intangible assets	1,199	1,055	2,462	2,127
Integration and transaction costs	92	114	551	325
Change in contingent consideration	163	(366)	151	(411)
Non-GAAP adjusted operating income	$149	$(136)	$(422)	$(211)
Non-GAAP adjusted operating margin	1.9%	(2.6%)	(2.6%)	(2.0%)

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses, whether realized or unrealized, and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations;
●	Changes in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)
GAAP net loss	$(1,694)	$(1,294)	$(4,402)	$(3,278)

Foreign exchange / other expense	28	24	(10)	26
Stock-based compensation expense	79	132	208	622
Amortization of purchased intangible assets	1,199	1,055	2,462	2,127
Integration and transaction costs	92	114	551	325
Change in contingent consideration	163	(366)	151	(411)
Income tax expense related to goodwill	56	37	110	73
Non-GAAP adjusted net income	$(77)	$(298)	$(930)	$(516)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP net loss per share	$(0.20)	$(0.15)	$(0.48)	$(0.36)

GAAP net loss per end-of-period share	(0.15)	(0.13)	(0.38)	(0.32)
Foreign exchange / other expense	0.00	0.00	0.00	0.00
Stock-based compensation expense	0.01	0.01	0.02	0.06
Amortization of purchased intangible assets	0.11	0.12	0.21	0.21
Integration and transaction costs	0.01	0.01	0.05	0.03
Change in contingent consideration	0.01	(0.04)	0.01	(0.04)
Income tax expense related to goodwill	0.00	0.00	0.01	0.01
Non-GAAP adjusted net income per share	$(0.01)	$(0.03)	$(0.08)	$(0.05)

End-of-period shares	11,451,427	10,237,240	11,451,427	10,237,240

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of June 30, 2017 and 2016, including shares which were issued but have not been settled, and considered contingent consideration. Accordingly, the end-of-period diluted common shares include 248,625 of contingently issuable shares at June 30, 2016. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward losses to offset the applicable income taxes.

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our proprietary platform accounted for approximately 47% of our revenue for the six months ended June 30, 2017 and approximately 71% of our revenue for the six months ended June 30, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us, through our platform, to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Our first-time acceptance rate was approximately 96% for the twelve months ended June 30, 2017 and 2016, which compares favorably to the average of the top twelve payers of approximately 95%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the twelve months ended June 30, 2017 and 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 35 days for primary care and 41 days for combined specialties for the twelve months ended June 30, 2017, and approximately 33 days for primary care and 38 days for combined specialties for the twelve months ended June 30, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2015.

Providers and Practices Served: As of June 30, 2017, we provided RCM and related services to approximately 2,600 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 750 practices. In addition, we served approximately 240 clients who were not medical practices, but are service organizations who serve the healthcare community. As of June 30, 2016, we served approximately 1,880 providers representing approximately 770 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 89% of our revenues during both the three and six months ended June 30, 2017, and 88% and 87% of our revenues during the three and six months ended June 30, 2016, respectively.

As a result of the SoftCare acquisition, we earned approximately 2% of our revenue from clearinghouse and EDI clients during both the three and six months ended June 30, 2017, and 4% of our revenue from clearinghouse and EDI clients for both the three and six months ended June 30, 2016. As a result of the WFS acquisition, during both the three and six months ended June 30, 2017, we earned approximately 4% of our revenue from printing and mailing operations.

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

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2017 and December 31, 2016.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	53.9%	44.5%	58.9%	44.8%
Selling and marketing	3.5%	4.2%	3.9%	5.5%
General and administrative	35.6%	51.7%	36.0%	54.3%
Change in contingent consideration	2.1%	(7.0%)	0.9%	(4.0%)
Research and development	4.0%	4.0%	3.7%	3.9%
Depreciation and amortization	18.7%	23.1%	18.6%	23.4%
Restructuring charges	0.0%	0.0%	1.7%	0.0%
Total operating expenses	117.8%	120.5%	123.7%	127.9%

Operating loss	(17.8%)	(20.5%)	(23.7%)	(27.9%)

Interest expense - net	3.6%	3.1%	3.5%	2.9%
Other income (expense) - net	0.5%	(0.5%)	0.5%	(0.3%)
Loss before income taxes	(20.9%)	(24.1%)	(26.7%)	(31.1%)
Income tax provision	0.9%	0.7%	0.8%	0.8%
Net loss	(21.8%)	(24.8%)	(27.5%)	(31.9%)

Comparison of the three and six months ended June 30, 2017 and 2016

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenue	$7,784,750	$5,212,836	$2,571,914	49%	$16,004,824	$10,322,685	$5,682,139	55%

Revenue. Total revenue of $7.8 million and $16.0 million for the three and six months ended June 30, 2017 increased by $2.6 million or 49% and $5.7 million or 55% from revenue of $5.2 million and $10.3 million for the three and six months ended June 30, 2016. Total revenue for the three and six months ended June 30, 2017 included approximately $4.2 million and $8.7 million of revenue from customers we acquired from the 2016 Acquisitions (primarily MediGain), offset by attrition from customers.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Direct operating costs	$4,197,824	$2,320,651	$1,877,173	81%	$9,420,560	$4,622,030	$4,798,530	104%
Selling and marketing	268,958	220,383	48,575	22%	624,469	563,924	60,545	11%
General and administrative	2,771,811	2,694,036	77,775	3%	5,758,474	5,603,874	154,600	3%
Research and development	313,400	209,396	104,004	50%	594,249	400,182	194,067	48%
Change in contingent consideration	162,611	(366,344)	528,955	144%	151,423	(411,097)	562,520	137%
Depreciation	164,509	123,345	41,164	33%	328,192	240,462	87,730	36%
Amortization	1,288,636	1,081,802	206,834	19%	2,644,498	2,178,195	466,303	21%
Restructuring charges	-	-	-	100%	275,628	-	275,628	100%
Total operating expenses	$9,167,749	$6,283,269	$2,884,480	46%	$19,797,493	$13,197,570	$6,599,923	50%

Direct Operating Costs. Direct operating costs of $4.2 million and $9.4 million for the three and six months ended June 30, 2017, respectively, increased by $1.9 million or 81% and $4.8 million or 104% from direct operating costs of $2.3 million and $4.6 million for the three and six months ended June 30, 2016, respectively. The MediGain acquisition increased salary costs by $986,000 and $2.4 million in the U.S. and $239,000 and $560,000 in India and Sri Lanka and operational outsourcing costs by $32,000 and $359,000 during the three and six months ended June 30, 2017, respectively. Postage and delivery costs increased by $184,000 and $448,000 for the three and six months ended June 30, 2017, respectively, due to the acquisition of WFS. Salary and other related expenses in Pakistan increased by $392,000 and $733,000 for the three and six months ended June 30, 2017, respectively, as a result of the additional employees in Pakistan hired to service customers of the 2016 Acquisitions. In addition, software platform costs increased by $249,000 and $495,000 from the three and six months ended June 30, 2016, respectively, due to the 2016 Acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $269,000 and $624,000 for the three and six months ended June 30, 2017, respectively, increased by $49,000 or 22% and $61,000 or 11% from selling and marketing expense of $220,000 and $564,000 for the three and six months ended June 30, 2016, respectively.

General and Administrative Expense. General and administrative expense of $2.8 million and $5.8 million for the three and six months ended June 30, 2017, respectively, increased by $78,000 or 3% and $155,000 or 3% from general and administrative expense of $2.7 million and $5.6 million for the three and six months ended June 30, 2016, respectively. The MediGain acquisition increased salary costs by $99,000 and $240,000 during the three and six months ended June 30, 2017, respectively. The integration of acquired businesses resulted in expense reductions related to the closing of offices and reducing third party expenses such as computer expenses, accommodation costs, office costs, and insurance expenses, which offset increased general and administrative resulting from the acquisitions.

Research and Development Expense. Research and development expense of $313,000 and $594,000 for the three and six months ended June 30, 2017, respectively, increased by $104,000 or 50% and $194,000 or 48% from research and development expense of $209,000 and $400,000 for the three and six months ended June 30, 2016, respectively, as a result of adding additional technical employees in Pakistan performing software development work.

Contingent Consideration. The change in contingent consideration of $163,000 and $151,000 during the three and six months ended June 30, 2017, respectively, and $366,000 and $411,000 during the three and six months ended June 30, 2016, respectively, relates to the change in the fair value of the contingent consideration. The expense for the three and six months ended June 30, 2017 resulted from an increase in the price of the Company’s common stock for the Practicare shares that were held in escrow and released during June, 2017.

Depreciation. Depreciation of $165,000 and $328,000 for the three and six months ended June 30, 2017, respectively, increased by $41,000 or 33% and $88,000 or 36% from depreciation of $123,000 and $240,000 for the three and six months ended June 30, 2016, respectively, primarily as a result of additional property and equipment purchases and the acquisition of property and equipment from the MediGain acquisition.

Amortization Expense. Amortization expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively, increased by $207,000 or 19% and $466,000 or 21% from amortization expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2016, respectively. This increase resulted from the intangible assets acquired in connection with our acquisitions, which are primarily being amortized over three years.

Restructuring Charges. During April 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, as of March 31, 2017, the Company accrued approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees and professional fees. The Company anticipates that it will take an additional three months to wind down the operations of these two locations. A substantial amount of the work performed by these locations was transferred to the Pakistan facility. The Company will also be using an outside contractor to perform some of the work previously performed by the Indian subsidiary. As a result of closing the Poland and India facilities, the Company will no longer need to fund the costs of these facilities.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Interest income	$4,731	$7,315	$(2,584)	(35%)	$8,152	$14,391	$(6,239)	(43%)
Interest expense	(285,144)	(168,596)	(116,548)	(69%)	(564,569)	(309,954)	(254,615)	(82%)
Other income (expense) - net	36,839	(24,442)	61,281	251%	74,870	(26,514)	101,384	382%
Income tax provision	67,030	38,149	28,881	76%	127,332	80,929	46,403	57%

Interest Income. Interest income of $5,000 and $8,000 for the three and six months ended June 30, 2017, respectively, decreased by $3,000 or 35% and $6,000 or 43% from interest income of $7,000 and $14,000 for the three and six months ended June 30, 2016, respectively. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $285,000 and $565,000 for the three and six months ended June 30, 2017, respectively, increased by $117,000 or 69% and $255,000 or 82% from interest expense of $169,000 and $310,000 for the three and six months ended June 30, 2016, respectively. This increase was primarily due to additional interest costs on borrowings under our term loans and line of credit and amounts accrued related to the MediGain acquisition.

Other Income (Expense) - net. Other income - net was $37,000 and $75,000 for the three and six months ended June 30, 2017, respectively, compared to other expense - net of $24,000 and $27,000 for the three and six months ended June 30, 2016, respectively. Included in other income (expense) are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions. Other income also includes $59,000 in cash received, net of obligations assumed, from the former owners of an acquired business as compensation for early termination of a client contract.

Income Tax Provision. There was a $67,000 and $127,000 provision for income taxes for the three and six months ended June 30, 2017, respectively, an increase of $29,000 or 76% and $46,000 or 57% compared to the provision for income taxes of $38,000 and $81,000 for the three and six months ended June 30, 2016, respectively. Included in the June 30, 2017 and 2016 tax provisions is a $110,000 and $73,000, respectively, deferred income tax provision related to the amortization of goodwill. The increase in the income tax provision is due to additional deferred income taxes relating to the Company’s acquisitions. The pre-tax loss increased from $1.3 million and $3.2 million for the three and six months ended June 30, 2016, respectively, to $1.6 million and $4.3 million for the three and six months ended June 30, 2017, respectively. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2017 and 2016.

Liquidity and Capital Resources

The Company had a cash balance of $5.8 million at June 30, 2017, and an outstanding balance of $5.2 million drawn on its credit facility with Opus, which was fully utilized.

Effective January 1, 2017, Opus Bank (“Opus”) amended the covenants whereby the asset coverage ratio covenant was removed and replaced with a borrowing base limit for the revolving line of credit and a requirement to maintain a month-end cash balance of at least $1 million. There is a provision for a minimum balance during the month, as well as the ability to go below the minimum as long as the balance recovers in 5 days. The new covenants also contain minimum revenue and EBITDA requirements. As we raise additional capital through a sale of equity, a portion of the net proceeds will be used to pay down the term loans. Additionally, on June 30, September 30 and December 31, 2017, the interest rate on the Opus debt increases in steps by a total of 3.5%, from prime plus 1.75% on March 31, 2017 to prime plus 5.25% by January 1, 2018. As of June 30, 2017, the Company was in compliance with all the covenants contained in the Opus credit agreement.

In the six months ended June 30, 2017, there was negative cash flow from operations of approximately $689,000, as the Company integrated its 2016 Acquisitions, the largest of which was MediGain. During the three months ended June 30, 2017, cash flow provided by operations was $179,000.

The following table summarizes our cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in) operating activities	$178,564	$86,922	$(688,885)	$(316,705)
Net cash used in investing activities	(133,098)	(264,763)	(345,215)	(1,617,409)
Net cash provided by (used in) financing activities	4,508,647	(557,464)	3,391,410	506,541
Effect of exchange rate changes on cash	6,524	(12,876)	(23,704)	6,932
Net increase (decrease) in cash	$4,560,637	$(748,181)	$2,333,606	$(1,420,641)

In September 2015, the Company secured a $10 million credit facility from Opus, including an $8 million term loan and a $2 million revolving line of credit. The proceeds of the term loan were used to fully repay the previous TD Bank line of credit and other notes payable.

The Company raised approximately $4.7 million of net proceeds from a public preferred stock offering in November 2015, and raised approximately $1.3 million of net proceeds from additional sales of the same preferred stock in July 2016.

During the second quarter of 2017, the Company raised approximately $8.2 million of net proceeds from the sale of common and preferred stock. In accordance with the Opus credit agreement, one-third of the net proceeds were paid to Opus to reduce the balance of the term loans.

The Company had $5.8 million of cash and had a working capital deficit of $4.1 million. The loss before income taxes was $1.6 million for the three months ended June 30, 2017, of which $1.5 million was depreciation and amortization. As of June 30, 2017, the Company presently owes $5 million out of the total purchase price of $7 million for the MediGain acquisition to Prudential, which is unsecured and became due earlier in 2017. Opus Bank’s approval is required for any payment to Prudential. While the Company, Prudential and Opus all indicate a continuing intention to negotiate a mutually agreeable resolution, Opus has not yet approved of a mutually agreeable payment amount between the Company and Prudential.

Management achieved extensive expense reductions following the acquisition of MediGain in October 2016. The cost cutting included closing certain domestic and foreign facilities, eliminating reliance on subcontractors, and reducing non-essential personnel, where work could be performed by offshore employees more cost-effectively. Direct operating and general and administrative costs decreased by $1.9 million and $1.5 million, respectively from the fourth quarter of 2016 as compared to the second quarter of 2017. This represented reductions of 31% and 35%, respectively. This cost-reduction allowed us to achieve positive cash flow from operations for the quarter of approximately $179,000.

As stated above, during the second quarter the Company completed two equity financings. In May 2017, the Company completed a registered direct offering of 1 million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. In June 2017, the Company completed a public offering of approximately 295,000 shares of its preferred stock at $25.00 per share, raising net proceeds of approximately $6.2 million.

Collectively, these developments dramatically improved the financial position of the Company. As a result of the common and preferred stock sales and the positive cash flow from operations in the second quarter (a $1 million improvement from the cash used by operations during the first quarter), the Company’s cash position improved from $1.2 million in the first quarter to $5.8 million on June 30, 2017, and the working capital deficit improved from $9.6 million at the end of the first quarter to $4.1 million on June 30, 2017. Management continues to focus on the Company’s overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position, allowing us to run our business, repay Prudential and comply with all bank covenants.

Management has developed a plan to further mitigate this condition, including replacing Opus with another lender, exploring additional means of financing, such as raising more equity in transactions similar to the two completed during the second quarter, and waiting until MTBC generates enough cash flow from operations to repay Opus in full. Management’s plans are intended to mitigate the substantial doubt raised by our need to repay Prudential and to satisfy our estimated liquidity needs 12 months from the issuance of the financial statements. However, there can be no assurance that any of these initiatives will be successful.

Operating Activities

Cash used in operating activities was $689,000 during the six months ended June 30, 2017, compared to $317,000 during the six months ended June 30, 2016. The increase in the net loss of $1.1 million included the following changes in non-cash items: additional depreciation and amortization of $554,000, additional provision for doubtful accounts of $239,000 and a change in contingent consideration of $563,000. Although revenue increased by $5.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, operating expenses increased by $6.6 million for the same period primarily due to the acquisition of MediGain in the fourth quarter of 2016.

Accounts receivable decreased by $531,000 for the six months ended June 30, 2017, compared with an increase of $26,000 for the six months ended June 30, 2016. Accounts payable, accrued compensation and accrued expenses decreased $739,000 and $36,000 for the six months ended June 30, 2017 and 2016, respectively.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2017 was $345,000, a decrease of $1.3 million compared to $1.6 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, $1.25 million and $175,000 was paid in connection with the acquisition of GCB and RMB, respectively.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2017 was $3.4 million, compared to cash provided by financing activities of $507,000 during the six months ended June 30, 2016. Cash provided by financing activities during the first six months of 2017 includes $6.2 million raised from issuing 294,698 shares of preferred stock, $2.0 million raised from issuing 1 million shares of common stock, offset by $4.3 million of repayments for debt obligations, and $411,000 of preferred stock dividends. The cash provided by financing activities for six months ended June 30, 2016 represented $2 million of additional borrowings on the Opus line of credit, offset by $438,000 repayment of debt obligations, $318,000 of preferred stock dividends and $546,000 of repurchases of common stock. Average borrowings from our revolving line of credit were $178,000 for the six months ended June 30, 2016, compared to $2.0 million for the six months ended June 30, 2017.

Our line of credit with Opus expires on September 1, 2018, unless renewed. As of June 30, 2017, $2.0 million was drawn on the line. Our term loans with Opus currently mature on September 1, 2018 and require monthly principal payments which began October 1, 2016 of approximately $222,000 per month and continue through the end of the loan period.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Nasdaq Listing Compliance

On June 24, 2016, the Company received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5810(b), as the closing bid price of the Company’s common stock had been below the minimum closing bid price requirement of $1.00 per share for 30 consecutive business days.

During the ten consecutive trading days ended May 9, 2017, the closing bid for the Company’s common stock was over a $1.00 and the Company regained compliance with Nasdaq’s minimum listing requirements and therefore did not need to effect a reverse stock split. Since May 9, 2017 the Company has been in compliance with Nasdaq’s minimum listing requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In October 2016, we completed the MediGain acquisition and, as a result, we have incorporated internal controls over significant processes specific to MediGain and to activities post-acquisition that we believe to be appropriate and necessary in consideration of the related integration, including controls associated with MediGain’s revenue billing process and foreign assets acquired and liabilities assumed, as well as the adoption of common financial reporting and internal control practices for the combined company. As we further integrate MediGain into our overall operations, we will continue to validate the effectiveness and integration of internal controls.

Except as described above in the preceding paragraph, during the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed in the Company’s Form 8-K filed May 16, 2017, there were no unregistered sales of equity securities by the Company during the three months ended June 30, 2017.

Purchases of Equity Securities

The Company is prohibited from paying dividends on its common stock without the consent of its senior lender, Opus.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

Medical Transcription Billing, Corp.

By:	/s/ Mahmud Haq
Mahmud Haq
Chairman of the Board and Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

