Form 10-Q
period 2017-09-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2017-11-06
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-36529

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

At November 1, 2017, the registrant had 11,530,591 shares of common stock, par value $0.001 per share, outstanding.

INDEX

Page

Forward Looking Statements	2

PART I. FINANCIAL INFORMATION

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2017. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to retain our clients and revenue levels, including effectively migrating and keeping new clients acquired through business acquisitions and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to attract and retain key officers and employees, including Mahmud Haq and other personnel critical to growing our business and integrating of our newly acquired businesses;

●	our ability to raise capital and obtain and maintain financing on acceptable terms;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep and increase market acceptance of our products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules and laws;

●	our ability to protect and enforce intellectual property rights; and

●	our ability to maintain and protect the privacy of client and patient information.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,789,382	$3,476,880
Accounts receivable - net of allowance for doubtful accounts of $268,000 and $156,000 at September 30, 2017 and December 31, 2016, respectively	3,535,673	4,330,901
Current assets - related party	25,203	13,200
Prepaid expenses and other current assets	758,785	618,501
Total current assets	7,109,043	8,439,482
Property and equipment - net	1,424,732	1,588,937
Intangible assets - net	2,997,211	5,833,706
Goodwill	12,263,943	12,178,868
Other assets	152,712	282,713
TOTAL ASSETS	$23,947,641	$28,323,706
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,017,774	$1,905,131
Accrued compensation	848,571	2,009,911
Accrued expenses	758,357	1,236,609
Deferred rent (current portion)	79,150	61,437
Deferred revenue (current portion)	52,145	41,666
Accrued liability to related party	16,614	16,626
Borrowings under line of credit	2,000,000	2,000,000
Current portion of long-term debt	-	2,666,667
Notes payable - other (current portion)	246,603	5,181,459
Contingent consideration (current portion)	537,736	535,477
Dividend payable	638,905	202,579
Total current liabilities	6,195,855	15,857,562
Long - term debt, net of discount and debt issuance costs	-	4,033,668
Notes payable - other	137,550	166,184
Deferred rent	371,273	433,186
Deferred revenue	30,001	26,673
Contingent consideration	131,957	394,072
Deferred tax liability	510,530	345,530
Total liabilities	7,377,166	21,256,875
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 shares; issued and outstanding 929,299 and 294,656 shares at September 30, 2017 and December 31, 2016, respectively	929	295
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,271,390 and 10,792,352 shares at September 30, 2017 and December 31, 2016, respectively; outstanding, 11,530,591 and 10,051,553 shares at September 30, 2017 and December 31, 2016, respectively	12,272	10,793
Additional paid-in capital	40,985,992	26,038,063
Accumulated deficit	(23,325,897)	(17,944,230)
Accumulated other comprehensive loss	(440,821)	(376,090)
Less: 740,799 common shares held in treasury, at cost at September 30, 2017 and December 31, 2016	(662,000)	(662,000)
Total shareholders' equity	16,570,475	7,066,831
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,947,641	$28,323,706

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET REVENUE	$7,513,592	$5,341,002	$23,518,416	$15,663,687
OPERATING EXPENSES:
Direct operating costs	4,171,932	2,670,385	13,592,492	7,292,415
Selling and marketing	228,991	274,796	853,460	838,721
General and administrative	2,474,139	2,569,399	8,232,613	8,173,272
Research and development	249,045	174,876	843,294	575,059
Change in contingent consideration	-	(196,882)	151,423	(607,978)
Depreciation and amortization	664,441	1,118,282	3,637,131	3,536,940
Restructuring charges	-	-	275,628	-
Total operating expenses	7,788,548	6,610,856	27,586,041	19,808,429
OPERATING LOSS	(274,956)	(1,269,854)	(4,067,625)	(4,144,742)
OTHER:
Interest income	5,446	10,918	13,598	25,310
Interest expense	(678,103)	(176,527)	(1,242,672)	(486,481)
Other income (expense) - net	32,494	(13,933)	107,364	(40,447)
LOSS BEFORE INCOME TAXES	(915,119)	(1,449,396)	(5,189,335)	(4,646,360)
Income tax provision	65,000	45,309	192,332	126,236
NET LOSS	$(980,119)	$(1,494,705)	$(5,381,667)	$(4,772,596)

Preferred stock dividend	652,697	231,473	1,283,151	549,945
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,632,816)	$(1,726,178)	$(6,664,818)	$(5,322,541)
Loss per common share:
Basic and diluted loss per share	$(0.14)	$(0.17)	$(0.62)	$(0.53)
Weighted-average basic and diluted shares outstanding	11,485,811	10,006,121	10,835,142	10,031,212

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET LOSS	$(980,119)	$(1,494,705)	$(5,381,667)	$(4,772,596)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(33,880)	1,489	(64,731)	12,305
COMPREHENSIVE LOSS	$(1,013,999)	$(1,493,216)	$(5,446,398)	$(4,760,291)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2017	294,656	$295	10,792,352	$10,793	$26,038,063	$(17,944,230)	$(376,090)	$(662,000)	$7,066,831
Net loss	-	-	-	-	-	(5,381,667)	-	-	(5,381,667)
Foreign currency translation adjustment	-	-	-	-	-	-	(64,731)	-	(64,731)
Issuance of stock under the Amended and Restated Equity Incentive Plan	24,750	25	266,663	267	(267)	-	-	-	25
Stock-based compensation, net of cash settlements	-	-	-	-	907,160	-	-	-	907,160
Issuance of common stock, net of fees and expenses	-	-	1,000,000	1,000	1,971,065	-	-	-	1,972,065
Issuance of common stock held as contingent consideration	-	-	212,375	212	331,464	-	-	-	331,676
Issuance of preferred stock, net of fees and expenses	609,893	609	-	-	13,021,658	-	-	-	13,022,267
Preferred stock dividends	-	-	-	-	(1,283,151)	-	-	-	(1,283,151)
Balance - September 30, 2017	929,299	$929	12,271,390	$12,272	$40,985,992	$(23,325,897)	$(440,821)	$(662,000)	$16,570,475

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(5,381,667)	$(4,772,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,637,131	3,536,940
Deferred rent	(38,544)	(28,032)
Deferred revenue	13,807	(32,912)
Provision for doubtful accounts	357,671	205,289
Provision for deferred income taxes	165,000	114,893
Foreign exchange (gain) loss	(27,145)	72,360
Interest accretion and write-off of deferred financing costs	672,998	145,038
Non-cash restructuring charges	17,001	-
Stock-based compensation expense	333,854	765,595
Change in contingent consideration	151,423	(607,978)
Acquisition settlements	-	(26,296)
Changes in operating assets and liabilities:
Accounts receivable	437,557	(160,523)
Other assets	107,532	211,651
Accounts payable and other liabilities	(1,754,255)	90,843
Net cash used in operating activities	(1,307,637)	(485,728)
INVESTING ACTIVITIES:
Capital expenditures	(499,988)	(319,870)
Cash paid for acquisitions	(205,000)	(1,425,000)
Net cash used in investing activities	(704,988)	(1,744,870)
FINANCING ACTIVITIES:
Contingent consideration payments	(79,603)	(153,799)
Settlement of tax withholding obligations on stock issued to employees	(195,912)	(8,500)
Proceeds from issuance of common stock, net of placement costs	2,000,000	-
Proceeds from issuance of preferred stock, net of placement costs	13,484,552	1,270,528
Proceeds from long term debt, net of costs	-	1,908,141
Repayments of debt obligations	(7,626,088)	(554,002)
Repayment of Prudential obligation	(5,000,000)	-
Proceeds from line of credit	7,000,000	6,000,000
Repayments of line of credit	(7,000,000)	(6,000,000)
Payment of registration statement and bank costs	(335,239)	(119,406)
Preferred stock dividends paid	(846,825)	(506,603)
Purchase of common shares	-	(546,145)
Net cash provided by financing activities	1,400,885	1,290,214
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(75,758)	11,317
NET DECREASE IN CASH	(687,498)	(929,067)
CASH - Beginning of the period	3,476,880	8,039,562
CASH - End of period	$2,789,382	$7,110,495
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$30,746	$189,725
Contingent consideration resulting from acquisitions	$-	$678,368
Dividends declared, not paid	$638,905	$202,578
Purchase of prepaid insurance through assumption of note	$298,698	$313,577
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$9,513	$32,816
Interest	$599,950	$321,530

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”) a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Chief Executive Officer of MTBC. MTBC formed MTBC-Europe Sp. z.o.o. (or “MTBC-Europe”), a wholly-owned subsidiary of MTBC based in Poland in 2015. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly-owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began the winding down of its operations in India and Poland. These operations have been terminated and the subsidiaries are being liquidated.

2. Liquidity

The Company previously adopted FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the analysis set forth below, management believes there is no longer substantial doubt about the Company’s ability to continue as a going concern and to meet the obligations as they become due within the next twelve months.

As part of the evaluation, management considered that on September 30, 2017, the Company had $2.8 million of cash and had positive working capital of $913,000. The loss before income taxes was $915,000 for the three months ended September 30, 2017, of which $664,000 represents non-cash depreciation and amortization and $463,000 of non-cash financing costs, which were written off as a result of the termination of the Opus Bank (“Opus”) credit agreement.

During the second and third quarter of 2017, the Company raised a total of $15.0 million in net proceeds from a series of equity financings. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. Between June and September 2017, the Company completed five public offerings of approximately 610,000 shares of its 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) at $25.00 per share, raising net proceeds of approximately $13.0 million.

These equity financings improved the financial position of the Company and allowed us to repay the amount owed to Prudential during the third quarter. As a result of the common and preferred stock offerings, the Company’s cash position and the working capital deficit at the end of the second quarter improved to positive net working capital of $913,000 at the end of the third quarter. At September 30, 2017, the total amount outstanding under the Opus credit line was $2 million and the Company has $2.8 million of cash. In October 2017, the Company entered into a new credit facility with Silicon Valley Bank (“SVB”) and repaid and terminated its previous facility with Opus. The SVB credit facility is a $5 million secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit facility agreement. Under the SVB credit facility agreement, the facility currently available to the Company is in excess of $4 million. Management continues to focus on the Company’s overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position. The Company forecasts that cash flow from operations over the next 12 months will be positive and provide sufficient liquidity to the Company. Management has based its expectations on assumptions that may prove to be wrong.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt Topic 606 using the modified retrospective method when it becomes effective for the Company in the first quarter of 2018. We have assigned internal resources to assist in the evaluation of the potential impacts of this amendment. Implementation efforts to date have included a review of revenue agreements and the performance obligations contained therein, and review of our commercial terms and practices across our revenue streams and a comparison of our current revenue recognition procedures to those required under Topic 606. While the Company is continuing to assess the effects of the amendment, management currently believes that the new guidance will not have a material impact on our revenue recognition policies, practices or systems. The Company is continuing to evaluate the effect that Topic 606 will have on its consolidated financial statements and related disclosures, and preliminary assessments are subject to change. We are in the process of finalizing the analysis of the requirements under Topic 606 and quantifying the effects if any, from the implementation which should be completed during the fourth quarter of 2017.

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

4. ACQUISITIONS

2017 Acquisition

Effective July 1, 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC (“WMB”), a Washington limited liability company. In accordance with the asset purchase agreement, the Company agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $205,000. In addition to the Initial Payment Amount, the Company agreed to pay the sellers 22%, 23% and 24% of revenue collected from the WMB accounts in the first, second and third year, respectively, subsequent to the acquisition date to the extent such amounts in the aggregate exceed the Initial Payment Amount (the “WMB Installment Payments”). The WMB Installment Payments are to be paid quarterly commencing October, 2017. Based on the Company’s revenue forecast, it does not appear that there will be any WMB Installment Payments and therefore the preliminary aggregate purchase price of WMB was determined to be $205,000.

The preliminary purchase price allocation for WMB was performed by the Company and is summarized as follows:

Customer relationships	$120,000
Goodwill	85,000
$205,000

The WMB acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The weighted-average amortization period of the acquired intangible assets is three years.

Revenue earned from the WMB acquisition was approximately $165,000 during the quarter ended September 30, 2017.

2016 Acquisitions

On February 15, 2016 (the “GCB Closing Date”), the Company entered into an asset purchase agreement with Gulf Coast Billing, Inc. (“GCB”), pursuant to which the Company purchased substantially all of the assets of GCB. The aggregate final purchase price for GCB was $1,480,000 which consisted of cash of $1,250,000 and contingent consideration of $230,000. During the quarter ended June 30, 2017, an agreement was reached with GCB that no additional contingent consideration will be paid.

On May 2, 2016 (the “RMB Closing Date”), the Company entered into an asset purchase agreement with Renaissance Medical Billing, LLC (“RMB”), pursuant to which the Company purchased substantially all of the assets of RMB. In accordance with the RMB asset purchase agreement, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The aggregate purchase price for RMB was $325,000 which consisted of cash of $175,000 and contingent consideration of $150,000. Through September 30, 2017, approximately $24,000 of contingent consideration payments have been made.

Effective July 1, 2016 (the “WFS Closing Date”), the Company entered into an asset purchase agreement with WFS Services, Inc. (“WFS”), pursuant to which the Company purchased substantially all of the assets of WFS. In accordance with the WFS asset purchase agreement, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning July, 2016 subject to proportionate adjustment if annualized revenues decrease below a threshold specified in the APA. In addition, each quarter the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS asset purchase agreement, generated from the WFS customer accounts acquired for three years. The aggregate purchase price of WFS was determined to be $298,000, which was recorded as contingent consideration. Through September 30, 2017, $60,000 of contingent consideration payments have been made.

On October 3, 2016, MAC acquired substantially all of the assets of MediGain. Since MediGain was in default of its obligations to Prudential prior to the acquisition, MAC purchased 100% of MediGain’s senior secured debt from Prudential.

The debt was collateralized by substantially all of MediGain’s assets, so immediately after purchasing the debt, MAC entered into a strict foreclosure agreement with MediGain transferring substantially all the assets (including accounts receivable, fixed assets, client relationships, and MediGain’s wholly-owned subsidiaries in India and Sri Lanka) to MAC in satisfaction of the outstanding obligations under the senior secured notes. The aggregate purchase price was $7 million which consisted of $2 million in cash paid at closing and $5 million, plus interest, which was paid during the third quarter of 2017.

MediGain, GCB, RMB and WFS are collectively referred to as the “2016 Acquisitions.” Revenue earned from the 2016 Acquisitions was approximately $4.1 million and $12.8 million during the three and nine months ended September 30, 2017, respectively.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the 2016 Acquisitions and the WMB Acquisition occurred on January 1, 2016. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands, except per share data)
Total revenue	$7,514	$9,984	$24,036	$32,895
Net loss attributable to common shareholders	$(1,581)	$(4,316)	$(6,584)	$(13,830)
Net loss per common share	$(0.14)	$(0.43)	$(0.61)	$(1.38)

5.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning gross balance	$12,178,868	$8,971,994
Acquisitions	85,075	3,206,874
Ending gross balance	$12,263,943	$12,178,868

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs and trademarks acquired. Intangible assets - net as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Contracts and relationships acquired	$16,491,300	$16,371,375
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,482,864	1,289,339
Total intangible assets	19,210,541	18,897,091
Less: Accumulated amortization	(16,213,330)	(13,063,385)
Intangible assets - net	$2,997,211	$5,833,706

Amortization expense was approximately $3.2 million for both the nine months ended September 30, 2017 and 2016, and $508,000 and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. The weighted-average amortization period is three years.

As of September 30, 2017, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2017 (three months)	$493,264
2018	1,601,110
2019	827,033
2020	75,804
Total	$2,997,211

6.	NET LOss per COMMON share

The following table presents the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and Diluted:
Net loss attributable to common shareholders	$(1,632,816)	$(1,726,178)	$(6,664,818)	$(5,322,541)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	11,485,811	10,006,121	10,835,142	10,031,212
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.14)	$(0.17)	$(0.62)	$(0.53)

All unvested restricted share units (“RSUs”), the 200,000 warrants granted to Opus in 2015 and 2016 and the two million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

7.	Debt

Opus — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus extended a credit facility totaling $10 million to the Company, inclusive of $8 million of term loans and a $2 million revolving line of credit. The Company’s obligations to Opus were secured by substantially all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. During October 2017, the Opus credit facility was replaced. See Note 15.

Interest expense in the consolidated statements of operations for both the three and nine months ended September 30, 2017 includes $463,000 of deferred financing costs which were written off as a result of the termination of the Opus credit agreement.

Prudential Deferred Purchase Price — During the current quarter, the entire amount due to Prudential of $5 million was paid, including $270,000 of accrued interest, which fully satisfied the amount owed.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.25%.

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

Future minimum lease payments under non-cancelable operating leases for office space as of September 30, 2017 are as follows:

Years Ending
December 31	Total
2017 (three months)	$68,994
2018	304,357
2019	163,179
Total	$536,530

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to approximately $690,000 and $581,000 for the nine months ended September 30, 2017 and 2016, respectively, and approximately $237,000 and $202,000 for the three months ended September 30, 2017 and 2016, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of September 30, 2017 is payable in the form of cash with payment terms through 2019. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

9.	SHAREHOLDERS’ EQUITY TRANSACTIONS

In August 2017, the Company completed two public preferred stock offerings whereby a total of 60,195 shares of its Preferred Stock were sold at $25.00 per share. As a result of this sale, the Company received net proceeds of approximately $1.3 million. In September 2017, the Company completed two public preferred stock offerings whereby a total of 255,000 shares of its Preferred Stock were sold at $25.00 per share. As a result of this sale, the Company received net proceeds of approximately $5.6 million. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of September 30, 2017, the Board of Directors has declared monthly dividends on the Preferred Stock payable through November 2017.

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

The Company had sales to a related party, a physician who is the wife of the CEO. Revenues from this customer were approximately $12,000 and $13,000 for the nine months ended September 30, 2017 and 2016, respectively, and approximately $4,000 and $5,000 for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the receivable balance due from this customer was approximately $1,500 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the CEO. The Company recorded an expense of approximately $96,000 for both the nine months ended September 30, 2017 and 2016 and approximately $32,000 for both the three months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, the Company had a liability outstanding to KAI of approximately $17,000, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices, temporary housing for its foreign visitors and a storage facility in New Jersey and its backup operations center in Bagh, Pakistan, from the CEO. The related party rent expense for the nine months ended September 30, 2017 and 2016 was approximately $141,000 and $131,000, respectively, and $47,000 and $43,000 for the three months ended September 30, 2017 and 2016, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party on the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both September 30, 2017 and December 31, 2016. The September 30, 2017 balance also includes prepaid rent paid to the CEO of approximately $12,000.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The name of the 2014 Plan was changed to the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). As of September 30, 2017, 1,238,734 shares of common stock and 67,000 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

During the third quarter of 2017, a total of 200,000 RSUs were granted equally to the four outside members of the Board of directors and a total of 300,000 RSUs were granted equally to three executive officers. The RSUs vest over the next two years, at six month intervals.

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

Stock-based compensation included in the Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Statement of Operations:	2017	2016	2017	2016
Direct operating costs	$1,705	$3,571	$7,162	$8,909
General and administrative	124,789	131,077	318,870	731,690
Research and development	(675)	3,767	7,822	6,910
Selling and marketing	-	5,378	-	18,086
Total stock-based compensation expense	$125,819	$143,793	$333,854	$765,595

The following table summarizes the RSU and restricted stock transactions related to the common stock under the Incentive Plan for the nine months ended September 30, 2017:

Outstanding and unvested at January 1, 2017	406,959
Granted	528,000
Vested	(327,159)
Forfeited	(29,331)
Outstanding and unvested at September 30, 2017	578,469

Of the total outstanding and unvested at September 30, 2017, 548,334 RSUs and restricted stock awards are classified as equity and 30,135 RSUs are classified as a liability.

The liability for the cash-settled awards was approximately $17,000 and $31,000 at September 30, 2017 and December 31, 2016, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

12.	INCOME TAXES

The deferred income tax provision for the nine months ended September 30, 2017 and 2016 primarily relates to the amortization of goodwill.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of September 30, 2017 and December 31, 2016. Some of the Federal NOL carry forward is currently subject to certain utilization limitations under Section 382 of the Internal Revenue Code.

The Company’s plan to repatriate earnings in its foreign locations to the United States requires that U.S. federal income taxes be provided on the Company’s earnings in those foreign locations. For state tax purposes, the Company’s foreign earnings generally are not taxed due to an exemption available in states where the Company currently transacts business.

13.	RESTRUCTURING CHARGES

During March 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, in the first quarter of 2017, the Company expensed approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees. The remaining amounts to be paid of approximately $19,000 are included in accrued expenses in the condensed consolidated balance sheet as of September 30, 2017.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2017 and December 31, 2016, the carrying amounts of receivables, accounts payable, accrued expenses and the amount due to Prudential (at December 31, 2016 only) approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. The fair value of our term loans at December 31, 2016 was approximately $7.3 million. The Company’s outstanding borrowings under the line of credit with Opus had a carrying value of $2 million as of both September 30, 2017 and December 31, 2016. The fair value of the outstanding borrowings with Opus under the term loans at December 31, 2016 and the line of credit at December 31, 2016 and September 30, 2017 approximated the carrying value, as these borrowings bore interest based on prevailing variable market rates currently available at those dates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $670,000 and $930,000 as of September 30, 2017 and December 31, 2016, respectively, are Level 3 liabilities. The fair value of the contingent consideration at September 30, 2017 and December 31, 2016 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the price of the Company’s common stock on the Nasdaq Capital Market (only for the December 31, 2016 contingent consideration amount), the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2017	2016
Balance - January 1,	$929,549	$1,172,508
Acquisitions	-	678,368
Change in fair value	151,423	(607,978)
Settlement in the form of shares issued	(331,676)	-
Payments	(79,603)	(153,799)
Balance - September 30,	$669,693	$1,089,099

15. SUBSEQUENT EVENT

During October 2017, the Opus credit facility was replaced with a $5 million revolving line of credit from SVB. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.75%. There is also a fee of one-half of 1% for the unused portion of the credit line. Available borrowings are subject to 200% of repeatable revenue as defined, reduced by an annualized attrition rate. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

In connection with the SVB debt agreement, the Company paid approximately $90,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. The warrants have a strike price equal to the highest volume weighted average price per share for any five consecutive trading days during the thirty consecutive trading-day period commencing on the fifteenth trading day immediately preceding the date of the loan agreement. They have a five-year exercise window, piggyback registration and net exercise rights, and will be valued once the strike price is determined. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We are able to deliver our leading solutions at very competitive prices because we leverage our proprietary software, which automates our workflows and increases efficiency, together with our highly educated and specialized offshore workforce of more than 1,700 team members at labor costs that we believe to be approximately one-tenth the cost of comparable U.S.

Our flagship offering, PracticePro, empowers healthcare practices with the core software and business services they need to address industry challenges on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

●	Practice management software and related tools, which facilitate the day-to-day operation of a medical practice;
●	Electronic health records (or EHR), which are easy to use, highly ranked, and allow our clients to reduce paperwork and qualify for government incentives;
●	Revenue cycle management (or RCM) services, which include end-to-end medical billing, analytics, and related services; and
●	Mobile Health (or mHealth) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

Adoption of our solutions requires little or no upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry.

During the third quarter of 2017, the Company introduced two new products – talkEHR, a voice enabled electronic health records (EHR) solution and EnrollmentPlus, a SaaS solution that streamlines the insurance enrollment workflow.

The Company has a clearinghouse service which allows clients to track claim status and includes services such as batch electronic claim and payment transaction clearing and web access for claim corrections. The Company also has an EDI service which provides a centralized electronic data interchange management system to record, manage and control the exchange of information. In addition, the Company has a printing and mailing operation.

Our growth strategy involves both acquisitive and organic growth. Both prongs of our strategy have yielded positive results for us historically.

With regard to our acquisition strategy, we believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure. The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions.

Our investment in sales and marketing during 2017 has helped us sign new customers which we expect will accelerate organic growth. First, we actively partner with industry participants who cross-market our services and otherwise provide referrals. Second, our newly launched talkEHR is a free product, but is designed to encourage users to upgrade to a revenue-generating, premium billing solution. Since the third quarter launch of talkEHR, more than 200 providers have signed-up for talkEHR and a few have already upgraded to our premium billing. As we move forward, we intend to continue to strategically promote talkEHR to new users, while encouraging providers who have already signed-up to actively use talkEHR in their day-to-day practice and upgrade to our premium billing solution. Third, a key part of our organic growth strategy for larger groups involves active attendance and participation in industry tradeshows.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 29% and 32% of total expenses for the nine months ended September 30, 2017 and 2016, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% and 75% for the nine months ended September 30, 2017 and 2016, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired use domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

On October 3, 2016, MTBC Acquisition, Corp. (“MAC”), a newly formed, a wholly-owned subsidiary of MTBC, acquired substantially all the medical billing business and assets of MediGain, LLC, a Texas limited liability company, and its subsidiary Millennium Practice Management Associates, LLC, a New Jersey limited liability company (“Millennium”) (together “MediGain”). In connection with this acquisition, MTBC expects to generate at least $10 million of annual revenue from the customers acquired. Although there is no assurance that the customers will remain with MTBC, the Company expects that this acquisition will continue to be accretive to earnings during the remainder of 2017. During the fourth quarter of 2016 and the first three quarters of 2017, we made significant progress at integrating the acquired operations with MTBC, but in the short term, we had a significant number of additional U.S.-based employees from MediGain. This cost, as well as costs from MediGain’s operations in India and its offshore subcontractors, impacted MTBC’s expenses during the fourth quarter of 2016 and the first quarter of 2017.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;
●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Net revenue	$7,514	$5,341	$23,519	$15,664

GAAP net loss	$(980)	$(1,495)	$(5,382)	$(4,773)

Provision for income taxes	65	45	192	126
Net interest expense	673	166	1,229	461
Foreign exchange / other expense	(24)	14	(34)	40
Stock-based compensation expense	126	194	334	816
Depreciation and amortization	664	1,118	3,637	3,537
Integration and transaction costs	85	285	636	609
Change in contingent consideration	-	(197)	151	(608)
Adjusted EBITDA	$609	$130	$763	$208

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Net revenue	$7,514	$5,341	$23,519	$15,664

GAAP net loss	$(980)	$(1,495)	$(5,382)	$(4,773)
Provision for income taxes	65	45	192	126
Net interest expense	673	166	1,229	461
Other (income) expense - net	(32)	14	(107)	40
GAAP operating loss	(274)	(1,270)	(4,068)	(4,146)
GAAP operating margin	(3.6%)	(23.8%)	(17.3%)	(26.5%)

Stock-based compensation expense	126	194	334	816
Amortization of purchased intangible assets	419	949	2,881	3,077
Integration and transaction costs	85	285	636	609
Change in contingent consideration	-	(197)	151	(608)
Non-GAAP adjusted operating income	$356	$(39)	$(66)	$(252)
Non-GAAP adjusted operating margin	4.7%	(0.7%)	(0.3%)	(1.6%)

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations;
●	Changes in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
GAAP net loss	$(980)	$(1,495)	$(5,382)	$(4,773)

Foreign exchange / other expense	(24)	14	(34)	40
Stock-based compensation expense	126	194	334	816
Amortization of purchased intangible assets	419	949	2,881	3,077
Integration and transaction costs	85	285	636	609
Change in contingent consideration	-	(197)	151	(608)
Income tax expense related to goodwill	55	42	165	115
Non-GAAP adjusted net income	$(319)	$(208)	$(1,249)	$(724)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net loss per share	$(0.14)	$(0.17)	$(0.62)	$(0.53)

GAAP net loss per end-of-period share	(0.09)	(0.15)	(0.47)	(0.46)
Foreign exchange / other expense	0.00	0.00	0.00	0.00
Stock-based compensation expense	0.01	0.02	0.03	0.08
Amortization of purchased intangible assets	0.04	0.10	0.25	0.30
Integration and transaction costs	0.01	0.03	0.06	0.06
Change in contingent consideration	-	(0.02)	0.01	(0.06)
Income tax expense related to goodwill	0.00	0.00	0.01	0.01
Non-GAAP adjusted net income per share	$(0.03)	$(0.02)	$(0.11)	$(0.07)

End-of-period shares	11,530,591	10,295,370	11,530,591	10,295,370

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of September 30, 2017 and 2016, including shares which were issued but have not been settled, and considered contingent consideration. Accordingly, the end-of-period diluted common shares include 248,625 of contingently issuable shares at September 30, 2016. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward losses to offset the applicable income taxes.

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our proprietary platform accounted for approximately 47% of our revenue for the nine months ended September 30, 2017 and approximately 75% of our revenue for the nine months ended September 30, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us, through our platform, to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Our first-time acceptance rate was approximately 96% for the twelve months ended September 30, 2017 and 2016, which compares favorably to the average of the top twelve payers of approximately 95%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for the twelve months ended September 30, 2017 and 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 36 days for primary care and 41 days for combined specialties for the twelve months ended September 30, 2017, and approximately 31 days for primary care and 39 days for combined specialties for the twelve months ended September 30, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2016.

Providers and Practices Served: As of September 30, 2017, we provided RCM and related services to approximately 2,600 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 740 practices. In addition, we served approximately 230 clients who were not medical practices, but are service organizations who serve the healthcare community. As of September 30, 2016, we served approximately 1,820 providers representing approximately 740 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our electronic health records and practice management software as part of the bundled fee. These payments accounted for approximately 89% of our revenues during both the three and nine months ended September 30, 2017, and 85% and 86% of our revenues during the three and nine months ended September 30, 2016, respectively.

We earned approximately 2% of our revenue from clearinghouse and EDI clients during both the three and nine months ended September 30, 2017, and 3% of our revenue from clearinghouse and EDI clients for both the three and nine months ended September 30, 2016. We earned approximately 5% and 4% of our revenue from printing and mailing operations during the three and nine months ended September 30, 2017, respectively, and 6% and 2% of our revenue from printing and mailing operations during the three and nine months ended September 30, 2016, respectively.

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

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2017 and December 31, 2016.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	55.5%	50.0%	57.8%	46.6%
Selling and marketing	3.0%	5.1%	3.6%	5.4%
General and administrative	32.9%	48.1%	35.0%	52.2%
Change in contingent consideration	0.0%	(3.7%)	0.6%	(3.9%)
Research and development	3.3%	3.3%	3.6%	3.7%
Depreciation and amortization	8.8%	20.9%	15.5%	22.6%
Restructuring charges	0.0%	0.0%	1.2%	0.0%
Total operating expenses	103.5%	123.7%	117.3%	126.6%

Operating loss	(3.5%)	(23.7%)	(17.3%)	(26.6%)

Interest expense - net	9.0%	3.1%	5.2%	2.9%
Other income (expense) - net	0.4%	(0.3%)	0.5%	(0.3%)
Loss before income taxes	(12.1%)	(27.1%)	(22.0%)	(29.8%)
Income tax provision	0.9%	0.8%	0.8%	0.8%
Net loss	(13.0%)	(27.9%)	(22.8%)	(30.6%)

Comparison of the three and nine months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenue	$7,513,592	$5,341,002	$2,172,590	41%	$23,518,416	$15,663,687	$7,854,729	50%

Revenue. Total revenue of $7.5 million and $23.5 million for the three and nine months ended September 30, 2017 increased by $2.2 million or 41% and $7.9 million or 50% from revenue of $5.3 million and $15.7 million for the three and nine months ended September 30, 2016. Total revenue for the three and nine months ended September 30, 2017 included approximately $4.1 million and $12.8 million of revenue from customers we acquired from the 2016 Acquisitions (primarily MediGain), offset by attrition from customers.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Direct operating costs	$4,171,932	$2,670,385	$1,501,547	56%	$13,592,492	$7,292,415	$6,300,077	86%
Selling and marketing	228,991	274,796	(45,805)	(17%)	853,460	838,721	14,739	2%
General and administrative	2,474,139	2,569,399	(95,260)	(4%)	8,232,613	8,173,272	59,341	1%
Research and development	249,045	174,876	74,169	42%	843,294	575,059	268,235	47%
Change in contingent consideration	-	(196,882)	196,882	100%	151,423	(607,978)	759,401	125%
Depreciation	156,237	128,743	27,494	21%	484,429	369,204	115,225	31%
Amortization	508,204	989,539	(481,335)	(49%)	3,152,702	3,167,736	(15,034)	(0%)
Restructuring charges	-	-	-	100%	275,628	-	275,628	100%
Total operating expenses	$7,788,548	$6,610,856	$1,177,692	18%	$27,586,041	$19,808,429	$7,777,612	39%

Direct Operating Costs. Direct operating costs of $4.2 million and $13.6 million for the three and nine months ended September 30, 2017, respectively, increased by $1.5 million or 56% and $6.3 million or 86% from direct operating costs of $2.7 million and $7.3 million for the three and nine months ended September 30, 2016, respectively. The MediGain acquisition increased salary costs by $912,000 and $3.3 million in the U.S. and $172,000 and $733,000 in India and Sri Lanka and operational outsourcing costs by $107,000 and $466,000 during the three and nine months ended September 30, 2017, respectively. Postage and delivery costs increased by $243,000 and $690,000 for the three and nine months ended September 30, 2017, respectively, primarily due to the acquisition of WFS. Salary and other related expenses in Pakistan increased by $332,000 and $1.1 million for the three and nine months ended September 30, 2017, respectively, as a result of the additional employees in Pakistan hired to service customers of the 2016 Acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $229,000 and $853,000 for the three and nine months ended September 30, 2017, respectively, decreased by $46,000 or 17% and increased by $15,000 or 2% from selling and marketing expense of $275,000 and $839,000 for the three and nine months ended September 30, 2016, respectively.

General and Administrative Expense. General and administrative expense of $2.5 million for the three months ended September 30, 2017 decreased by $95,000 or 4% and for the nine months ended September 30, 2017, general and administrative expenses of $8.2 million increased by $59,000 or 1% compared to the same period in 2016. The reduction in general and administrative expense for the three months ended September 30, 2017 was primarily due to reduced salary costs and professional fees. The increase for the nine months ended September 30, 2017 compared to the same period in 2016 relates to additional salary costs from the MediGain acquisition. The integration of acquired businesses resulted in expense reductions related to the closing of offices and reducing third party expenses such as computer expenses, accommodation costs, office costs, and insurance expenses, which offset increased general and administrative resulting from the acquisitions.

Research and Development Expense. Research and development expense of $249,000 and $843,000 for the three and nine months ended September 30, 2017, respectively, increased by $74,000 or 42% and $268,000 or 47% from research and development expense of $175,000 and $575,000 for the three and nine months ended September 30, 2016, respectively, as a result of adding additional technical employees in Pakistan performing software development work.

Contingent Consideration. The change in contingent consideration of $151,000 during the nine months ended September 30, 2017 and $197,000 and $608,000 during the three and nine months ended September 30, 2016, respectively, relates to the change in the fair value of the contingent consideration from acquisitions. The expense for the nine months ended September 30, 2017 resulted from an increase in the price of the Company’s common stock for the Practicare shares that were held in escrow and released during June 2017.

Depreciation. Depreciation of $156,000 and $484,000 for the three and nine months ended September 30, 2017, respectively, increased by $27,000 or 21% and $115,000 or 31% from depreciation of $129,000 and $369,000 for the three and nine months ended September 30, 2016, respectively, primarily as a result of additional property and equipment purchases and the acquisition of property and equipment from the MediGain acquisition.

Amortization Expense. Amortization expense of $508,000 and $3.2 million for the three and nine months ended September 30, 2017, respectively, decreased by $481,000 and $15,000 from amortization expense of $990,000 and $3.2 million for the three and nine months ended September 30, 2016, respectively. This decrease during the three months ended September 30, 2017 resulted from the intangible assets acquired in connection with our 2014 acquisitions becoming fully amortized. The Company generally amortizes intangible assets over three years.

Restructuring Charges. In connection with the closing of its subsidiaries in Poland and India, as of March 31, 2017, the Company accrued approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees and professional fees. The Company anticipates that the liquidation will be completed in early 2018. A substantial amount of the work performed by these locations was transferred to the Pakistan facility. The Company will also be using an outside contractor to perform some of the work previously performed by the Indian subsidiary. As a result of closing the Poland and India facilities, the Company will no longer need to fund the costs of these facilities.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Interest income	$5,446	$10,918	$(5,472)	(50%)	$13,598	$25,310	$(11,712)	(46%)
Interest expense	(678,103)	(176,527)	(501,576)	(284%)	(1,242,672)	(486,481)	(756,191)	(155%)
Other income (expense) - net	32,494	(13,933)	46,427	333%	107,364	(40,447)	147,811	365%
Income tax provision	65,000	45,309	19,691	43%	192,332	126,236	66,096	52%

Interest Income. Interest income of $5,000 and $14,000 for the three and nine months ended September 30, 2017, respectively, decreased by $5,000 or 50% and $12,000 or 46% from interest income of $11,000 and $25,000 for the three and nine months ended September 30, 2016, respectively. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $678,000 and $1.2 million for the three and nine months ended September 30, 2017, respectively, increased by $502,000 or 284% and $756,000 or 155% from interest expense of $177,000 and $486,000 for the three and nine months ended September 30, 2016, respectively. This increase was primarily due to additional interest costs on borrowings under our term loans and line of credit and amounts related to the MediGain acquisition. Also, included in the 2017 interest expense is $463,000 of deferred financing costs related to the Opus credit agreement, which were written off as a result of the loans being paid off and the agreement terminated two years earlier than anticipated.

Other Income (Expense) - net. Other income - net was $32,000 and $107,000 for the three and nine months ended September 30, 2017, respectively, compared to other expense - net of $14,000 and $40,000 for the three and nine months ended September 30, 2016, respectively. Included in other income (expense) are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions. Other income for the nine months ended September 30, 2017 also includes $59,000 in cash received, net of obligations assumed, from the former owners of an acquired business as compensation for early termination of a client contract.

Income Tax Provision. There was a $65,000 and $192,000 provision for income taxes for the three and nine months ended September 30, 2017, respectively, an increase of $20,000 or 43% and $66,000 or 52% compared to the provision for income taxes of $45,000 and $126,000 for the three and nine months ended September 30, 2016, respectively. Included in the nine month ended September 30, 2017 and 2016 tax provisions are $165,000 and $115,000, respectively, deferred income tax provisions related to the amortization of goodwill. The increase in the income tax provisions is due to additional deferred income taxes relating to the Company’s acquisitions. The pre-tax loss decreased from $1.4 million for the three months ended September 30, 2016, to $915,000 and increased from $4.6 million to $5.2 million from the nine months ended September 30, 2016 to the same period in 2017. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2017 and 2016.

Liquidity and Capital Resources

The Company had a cash balance of $2.8 million at September 30, 2017, and an outstanding balance of $2.0 million drawn on its revolving credit facility with Opus Bank (“Opus”).

During October 2017, the Company repaid and closed its Opus credit facility and replaced it with a $5 million revolving line of credit with Silicon Valley Bank (“SVB”). Borrowings under the SVB facility are based on amounts on 200% of repeatable revenue and adjusted for an annualized recurring churn rate. Under the SVB agreement, the facility currently available to the Company is in excess of $4.0 million.

During the nine months ended September 30, 2017, there was negative cash flow from operations of approximately $1.3 million, as the Company integrated its 2016 Acquisitions, the largest of which was MediGain. During the three months ended September 30, 2017, cash flow used by operations was $619,000. Included in this amount is $270,000 of interest paid to Prudential.

The following table summarizes our cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash used in operating activities	$(618,752)	$(169,023)	$(1,307,637)	$(485,728)
Net cash used in investing activities	(359,773)	(127,461)	(704,988)	(1,744,870)
Net cash (used in) provided by financing activities	(1,990,525)	783,673	1,400,885	1,290,214
Effect of exchange rate changes on cash	(52,054)	4,385	(75,758)	11,317
Net (decrease) increase in cash	$(3,021,104)	$491,574	$(687,498)	$(929,067)

In September 2015, the Company secured a $10 million credit facility from Opus, including an $8 million term loan and a $2 million revolving line of credit. During October 2017, the credit facility with Opus was repaid and terminated, and replaced with a $5 million revolving line of credit from SVB. The Company has available in excess of $4.0 million under the SVB facility.

The Company had $2.8 million of cash and had positive working capital of $913,000 at September 30, 2017. The loss before income taxes was $915,000 for the three months ended September 30, 2017, of which $664,000 was non-cash depreciation and amortization. Additionally, the non-cash write-off of the deferred financing costs due to early the termination of the Opus credit agreement was $463,000.

Management achieved extensive expense reductions following the acquisition of MediGain in October 2016. The cost cutting included closing certain domestic and foreign facilities, eliminating reliance on subcontractors, and reducing non-essential personnel where work could be performed by offshore employees more cost-effectively. Direct operating and general and administrative costs decreased by $1.9 million and $1.8 million, respectively from the fourth quarter of 2016 to the third quarter of 2017. This represented reductions of 32% and 42%, respectively.

During the second and third quarter of 2017, the Company completed several equity financings totaling approximately $15.0 million in net proceeds.

Collectively, these developments dramatically improved the financial position of the Company. Management continues to focus on the Company’s overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position, allowing us to run our business, and comply with all bank covenants.

Operating Activities

Although revenue increased by $7.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, operating expenses increased by $7.8 million for the same period primarily due to the acquisition of MediGain in the fourth quarter of 2016. Cash used in operating activities was $1.3 million during the nine months ended September 30, 2017, compared to $486,000 during the nine months ended September 30, 2016. The increase in the net loss of $609,000 included the following changes in non-cash items: additional depreciation and amortization of $100,000, additional provision for doubtful accounts of $152,000, additional interest accretion of $528,000 and a change in contingent consideration of $759,000, offset by a decrease in stock compensation expense of $432,000 and a change in working capital of $1.4 million.

Accounts receivable decreased by $438,000 for the nine months ended September 30, 2017, compared with an increase of $161,000 for the nine months ended September 30, 2016. Accounts payable, accrued compensation and accrued expenses decreased $1.8 million for the nine months ended September 30, 2017 (primarily due to the payment of liabilities assumed in connection with the MediGain acquisition and the reduction in the use of outside contractors) compared to an increase of $91,000 for the nine months ended September 30, 2016.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2017 was $705,000, a decrease of $1.0 million compared to $1.7 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, $205,000 was paid in connection with the acquisition of WMB. During the nine months ended September 30, 2016, $1.25 million and $175,000 was paid in connection with the acquisitions of GCB and RMB, respectively.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2017 was $1.4 million, compared to $1.3 million during the nine months ended September 30, 2016. Cash provided by financing activities during the nine months of 2017 includes $13.0 million of net proceeds from issuing approximately 610,000 shares of preferred stock, $2.0 million raised from issuing one million shares of common stock, offset by $7.6 million of repayments for debt obligations, a $5 million payment to Prudential and $847,000 of preferred stock dividends. Cash provided by financing activities for nine months ended September 30, 2016 included $2 million of additional borrowings on the Opus line of credit, offset by $554,000 repayment of debt obligations, $507,000 of preferred stock dividends and $546,000 of repurchases of common stock. Average borrowings from our revolving line of credit were $178,000 for the nine months ended September 30, 2016, compared to $1.4 million for the nine months ended September 30, 2017.

During October 2017, the Company replaced its Opus credit facility with a $5 million revolving line of credit from SVB. Borrowings under the credit facility are based on 200% of repeatable revenue reduced by an annualized attrition rate, as defined in the agreement. The Company currently has in excess of $4 million available on the SVB credit line.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the current quarter, we have finalized the integration and validation of controls for MediGain into the internal control practices for the Company.

Except as described above in the preceding paragraph, during the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities

The Company is prohibited from paying dividends on its common stock without the consent of its senior lender, SVB.

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

*The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Transcription Billing, Corp.

November 6, 2017	By:	/s/ Mahmud Haq
Date		Mahmud Haq
Chairman of the Board and Chief Executive Officer

November 6, 2017	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

