Form 10-K
period 2017-12-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2018-03-07
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Under the Jumpstart Our Business Start startups Act of 2012, or the JOBS Acts, Medical Transcription Billing, Corp. qualifies as an “emerging growth company.”

As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $8.3 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

At March 3, 2018, the registrant had 11,665,174 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to protect and enforce intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as executive chairman, all of which are critical to growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I

Item 1. Business

Our Company

Medical Transcription Billing, Corp., together with its consolidated subsidiaries (the “Company”), is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (or SaaS) platform is designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We employ a highly educated workforce of more than 1,600 people in Pakistan and Sri Lanka, where we believe labor costs are approximately one-half the cost of comparable India-based employees and one-tenth the cost of comparable U.S. employees, thus enabling us to deliver our solutions at competitive prices.

Our flagship offering, PracticePro™, empowers healthcare practices with the core software and business services they need to address industry challenges on one unified SaaS platform. We deliver powerful, integrated and easy-to-use solutions to health care practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

●	Practice management software and related tools, which facilitate the day-to-day operation of a medical practice;

●	Electronic health records (“EHR”), which are easy to use, highly ranked, and allow our clients to reduce paperwork and qualify for government incentives;

●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, analytics, and related services; and

●	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

While many of our clients leverage our full PracticePro suite, we also have a number of clients who utilize other popular EHR software, and for which we provide RCM services, including medical billing, analytics, and related services.

Adoption of our solutions requires little or no upfront expenditure by a practice. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues is based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry.

As of December 31, 2017, we served approximately 980 customers, of which 230 utilized our clearinghouse and Electronic Data Interchange (“EDI”) services and 40 are using talkEHR™, a new platform we launched in mid-2017 . We provided medical billing to approximately 750 medical practices representing approximately 3,500 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in 68 specialties and subspecialties, in 43 states. Approximately 96% of the practices we serve consist of one to ten providers, with the majority of the practices we serve being primary care providers. However, our solutions are scalable and are appropriate for larger healthcare practices across a wide range of specialty areas. In fact, our customer with the largest revenue and number of providers is a 950 clinician practice that provides physical, occupational and speech therapy services to patients in multiple states.

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold approximately 4 million shares at a price to the public of $5.00 per share.

During November 2015, the Company completed a public offering of its 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”). The Company sold 231,616 shares at a price of $25.00 per share and received net proceeds of approximately $4.7 million. In July 2016, the Company sold an additional 63,040 shares of Preferred Stock and received net proceeds of approximately $1.3 million, and during 2017, the Company raised a total of $16.4 million in net proceeds from a series of additional offerings totaling 765,000 shares of Preferred Stock, all at $25.00 per share. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million.

During 2016, the Company purchased substantially all of the assets of four medical billing companies, Gulf Coast Billing, Inc., Renaissance Medical Billing, LLC, WFS Services, Inc. and MediGain, LLC, including its subsidiary Millennium Practice Management Associates, LLC and two offshore subsidiaries in India and Sri Lanka. WFS also had a mailing service operation.

We sometimes refer to these acquisitions collectively as the “2016 Acquisitions.”

During the year 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC, another medical billing company.

Employees

Including the employees of our subsidiaries, as of January 2018, we employed approximately 1,700 people worldwide on a full-time basis. We also use the services of a small number of part time employees. In addition, all officers work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase or our operating requirements warrant such hiring, or for specific functions where we place additional emphasis, such as marketing and sales.

Our Growth Strategy

Our growth strategy involves two primary approaches: acquiring smaller RCM companies and then migrating the clients of those companies to our solutions, as well as growing organically through referrals from industry partners and our clients. The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure. Since the Company went public in July 2014, we have acquired substantially all of the assets of 10 RCM companies. Although the specific arrangements have varied with each transaction, typical arrangements include a deeply-discounted price, consideration which is tied to revenues from customer relationships acquired, and structuring the acquisition as an asset purchase so as to limit our liability. We typically use our technology and our cost-effective offshore team to reduce costs promptly after the transaction closes, although there will be initial costs associated with the integration of the new businesses with our existing operations.

We believe we will also be able to further accelerate organic growth by partnering with industry participants, obtaining referrals and utilizing them as channel partners to offer integrated solutions to their clients. We have entered into arrangements with industry participants from which we began to derive revenue starting in mid-2014, including emerging EHR providers and other healthcare vendors that lack a full suite of solutions. We have developed application interfaces with numerous EHR systems, together with device and lab integration.

During 2017, we also started to reap the benefits of our investment in several growth initiatives. For example, we successfully launched our next-generation, voice-enabled electronic health records solution, talkEHR™, with provider sign-ups in most states. It is our vision with talkEHR to design a user-friendly, intuitive platform that automates and increases patient charting efficiency by using artificial intelligence and natural language processing. talkEHR is offered free of cost to all U.S. healthcare providers, with an option to upgrade to a premium billing solution that generates revenue for MTBC.

We also signed one of the 10 largest insurance carriers in the U.S. as our first client for EnrollmentPlus™, a new solution we launched during 2017 that is designed to improve the industry’s standard insurance enrollment workflow. We believe the insurance industry is yearning for faster onboarding times, reduced data remediation costs, process visibility and powerful analytics ‒ and we believe that we’ve developed a solution that will help accomplish these important objectives.

During late November 2017, we also signed a 950 clinician practice that provides physical, occupational and speech therapy services to patients in multiple states. This customer is now active, and is already our largest customer as measured by monthly revenue.

Industry Overview

In 2016, the Centers for Medicare & Medicaid Services (“CMS”) estimated that U.S. healthcare spending increased by 4.3% to reach $3.3 trillion, or $10,348 per person. Healthcare spending growth decelerated in 2016 after the initial impacts of Affordable Care Act (“ACA”) coverage expansions and strong retail prescription drug spending growth in 2014 and 2015. The overall share of gross domestic product (“GDP”) devoted to healthcare spending was 17.9% in 2016.

National health spending is projected to grow at an average rate of 5.6% per year for 2016-25, and 4.7% per year on a per capita basis. Health spending is projected to grow 1.2 percentage points faster than GDP per year over the 2016-25 period; as a result, the health share of GDP is expected to rise to 19.9% by 2025.

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

The North American RCM market has been estimated by MicroMarket Monitor to be approximately $26 billion in 2017, growing at a compound annual growth rate (“CAGR”) of 12% per year. The North American EHR market has been estimated by Transparency Market Research to be approximately $11 billion in 2016, growing at a CAGR of 6% per year. Standalone billing and practice management solutions are reported to be on the wane in the market today as medical practices move towards integrated, end-to-end systems that integrate front and back office data flows, provide seamless access to clinical data from EHRs, and rationalize and streamline the entire revenue cycle management process.

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

Our Business Strategy

Our objective is to become the leading provider of integrated, end-to-end SaaS and business service solutions to healthcare providers practicing in an ambulatory setting. To achieve this objective, we employ the following strategies:

●	Provide comprehensive practice management, electronic health records, revenue cycle management and mobile health solutions to small and medium size healthcare practices. We believe that physician practices are in need of an integrated, end-to-end solution, such as the solution that MTBC provides, to manage the different facets of their businesses, from clinical documentation to claim submission and financial reporting.

●	Provide exceptional customer service. We realize that our success is tied directly to our customers’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to customer service activities.

●	Leverage significant cost advantages provided by our technology and skilled offshore workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce primarily based in Pakistan. We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

●	Pursue strategic acquisitions. Approximately 49% of our current practices and 72% of our current year’s revenue were obtained through strategic transactions with revenue cycle management companies (collectively, the “Acquisitions”). With most of our acquisition transactions, our goal is to retain the acquired customers over the long-term and migrate those customers to our platform soon after closing.

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

Our flagship product, PracticePro, provides our clients with a seamlessly integrated, end-to-end solution. Our web-based EHR are also available to customers as a standalone product. We regularly update our software platform with the goal of staying on the leading edge of industry developments, payer reimbursements trends and new regulations.

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

Electronic Health Records

Our web-based EHR solution has received ONC Health Information Technology certification. Moreover, in a previous study, KLAS, a leading independent industry assessor of healthcare information technology products, issued its annual electronic health records ranking and MTBC placed number five in our target market of one to ten providers, outperforming most leading electronic health records. A healthcare provider can use our solution to demonstrate “meaningful use” under federal law to earn incentives and avoid penalties. Our web-based electronic health records allow a provider to view all patient information in one online location, thus avoiding the need for numerous charts and records for each patient. Utilizing our web-based electronic health records solution, providers can track patients from their initial appointments; chart clinical data, history, and other personal information; enter and submit claims for medical services; and review and respond to queries for additional information regarding the billing process. Additionally, the electronic health record software delivers a robust document management system to enable providers to transition to paperless environments. The document management function makes available electronic connectivity between practitioners and patients, thereby streamlining patient care coordination and communications. In 2015, we introduced a tablet-based EHR, leveraging our web-based platform in a form that many providers find more convenient. During the third quarter of 2017, the Company introduced talkEHR, a voice enabled EHR solution.

Revenue Cycle Management and other Technology-driven Business Services

Our proprietary revenue cycle management offering is designed to improve the medical billing reimbursement process, allowing healthcare providers to accelerate and increase collections, reduce errors in submission and streamline workflow to free up practitioners to focus on patient care. Customers using PracticePro will generally see higher claims acceptance and resolution, and faster collections, as illustrated by the following for 2017:

●	Our first pass acceptance rate is approximately 96%

●	Our first pass resolution rate is approximately 94%

●	Our clients’ median days in accounts receivable is 37 days for primary care and 41 days for combined specialties.

These rates are among the most competitive in the industry and compare favorably with the performance of our largest competitor. Our revenue cycle management service employs a proprietary rules-based system designed and constantly updated by our knowledgeable workforce, who screens and scrubs claims prior to submission for payment.

Mobile Health Solutions

The functionality of our cloud-based platform is extended to mobile devices through our integrated suite of mobile health applications. These mobile health applications include physician end-user tools that support, among other things, electronic prescribing, the capture of billing charges in the current medical coding formats, and the creation and secure transfer of clinical audio notes that are converted into text and billing charges. In 2015, we introduced an ICD-10 mHealth app for iOS and Android, which has emerged as the most popular ICD-10 app among U.S. healthcare providers. We also offer iCheckIn, a patient check-in app for iOS and Android-based tablet devices. Our patient applications allow patients to access their medical information, securely communicate with their doctors’ office, schedule appointments, request prescription refills, pay balances and check-in for office appointments.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2017, 49% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company.

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

Where You Can Find More Information

Our website, which we use to communicate important business information, can be accessed at: www.mtbc.com. We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC Internet site (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

Risks Related to Our Acquisition Strategy

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our strategy is to expand through the acquisition of additional RCM companies and through organic growth. Since 2006, we have acquired the assets of eighteen RCM companies and entered into agreements with four additional RCM companies under which we service all of their customers. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to PracticePro. Acquisitions may also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

We may be unable to retain customers of acquired businesses following their acquisition, which may result in a decrease in our revenues and operating results.

Customers of the businesses we acquire usually have the right to terminate their service contracts for any reason at any time upon notice of 90 days or less. These customers may elect to terminate their contracts as a result of our acquisition or choose not to renew their contracts upon expiration. In the past, our failure to retain acquired customers has at times resulted in decreases in our revenues. The customers of the five businesses we acquired in 2015 through 2016 generated a total of approximately $5.8 million of revenue per quarter at the time of their acquisition. On average, this amount decreased by 22% one year after each acquisition occurred. Our inability to retain customers of businesses we acquire could adversely affect our ability to benefit from those acquisitions and to grow our future revenues and operating income.

Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

While our acquisitions are typically structured as asset purchase agreements in which we attempt to limit our risk and exposure relative to the respective sellers’ liabilities, we cannot guarantee that we will be successful in avoiding all liability. In the past, creditors have at times sought to hold us accountable for seller debt and customers have on occasion attempted to hold us liable for seller breaches of contract prior to our transactions. Occasionally, disaffected shareholders of the businesses we acquire have attempted to interfere with our business acquisitions. We attempt to minimize all of these risks through thorough due diligence, negotiating indemnities and holdbacks, obtaining relevant representations from sellers, and leveraging experienced professionals when appropriate.

We may be unable to implement our strategy of acquiring additional RCM companies.

We have no unconditional commitments with respect to any acquisition as of the date of this Annual Report on Form 10-K. Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire additional RCM companies at all or on terms favorable to us. We will likely need financing for such acquisitions, but there is no assurance that we will be able to borrow funds or raise capital through the issuance of our equity on favorable terms. Certain of our larger, better capitalized competitors may seek to acquire some of the RCM companies we may be interested in. Competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities.

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

In the ordinary course of business, we bring skilled employees from our offshore subsidiaries to the U.S. to serve as liaisons on projects and to expand the respective employees’ understanding of both the U.S. healthcare industry and the needs and expectations of our customers. These visits equip them to better understand and support our business objectives. While the current administration’s actions up to this point have not had an impact on us, we cannot predict whether the administration may in the future take actions that would prevent non-U.S. employees from visiting the U.S. If such restrictions were implemented in the future, it may become more difficult or expensive for us to educate and equip the employees of our foreign subsidiaries to support our business needs. We may also have difficulty in finding employees and contractors in the U.S that can replace the functions now performed by our offshore employees that we bring over to the U.S., which could negatively impact our business.

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

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 1,600 employees in Pakistan and Sri Lanka. Approximately 90% of our offshore employees are in Pakistan and our remaining employees are located at out smaller offshore operation center in Sri Lanka. The performance of our operations in Pakistan, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs in Pakistan are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in Pakistan are negatively impacted.

Pakistan and Sri Lanka have experienced, and continue to experience, political and social unrest, war and acts of terrorism. Our operations in our offshore locations may be negatively impacted by these and a number of other factors, including failing power grid and infrastructure, vandalism, currency fluctuations, cost of labor and supplies, and changes in local law as well as laws within the United States relating to these countries. Client mandates or preferences for on-shore service providers may also adversely impact our business model. Our operations in Pakistan and Sri Lanka may also be affected by trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our highly educated workforce, particularly in Pakistan, we may be unable to provide our products and services at attractive prices, and our business would be materially and negatively impacted or discontinued.

We believe that the labor costs Pakistan and Sri Lanka are approximately 10% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

The current administration and Congress have been critical of the Affordable Care Act (“ACA”) and have taken steps toward materially revising or even repealing it. This health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Congress has yet to develop a consensus on whether to make changes to the ACA, and if so what changes should be made. The ACA included specific reforms for the individual and small group marketplace, including an expansion of Medicaid. While we do not believe that healthcare reform initiatives are likely to have any material adverse impact on our operational results or the manner in which we operate the business, there can be no assurances regarding the same.

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

Under most of our customer contracts, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the ACA;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inaction reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

We have incurred operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.

We generated net losses of $5.6 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively. Our net losses for the years ended December 31, 2017 and 2016 include $3.4 million and $4.4 million of amortization expense of purchased intangible assets, respectively.

We may not succeed in achieving the efficiencies we anticipate from future acquisitions, including moving sufficient labor to our offshore locations to offset increased costs resulting from these acquisitions, and we may continue to incur losses in future periods. We expect to incur additional operating expenses as a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology, sales and marketing, infrastructure, facilities and other resources as we seek to grow, thereby incurring additional costs. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur losses in the future and may not be able to achieve or maintain profitability.

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

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Executive Chairman, who among other things, is instrumental in managing our offshore operations in Pakistan and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in Pakistan, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

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

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Our customers’ data, including patient health records, reside on our own servers located in the U.S., Pakistan and Sri Lanka. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.

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

We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations. These agreements were not reviewed by our Audit Committee prior to their adoption and may not reflect terms that would be available from unaffiliated third parties.

Since inception, we have entered into several related-party transactions with our founder and Executive Chairman, Mahmud Haq, which subject us to significant contractual obligations. Since our audit committee was not formed until February 14, 2014, these related party transactions were not reviewed by our audit committee prior to their adoption, whose charter prescribes procedures for the review and approval of related party transactions. Although we believe these transactions reflect terms comparable to those that would be available from third parties, and the audit committee has now reviewed these arrangements, the lack of prior review of these transactions by our independent audit committee may have caused us to enter into agreements with Mr. Haq that we may not otherwise have entered into or upon terms less favorable to us than we may have obtained from unaffiliated third parties.

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

Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties’ intent on extracting confidential information, disrupting business processes or corrupting information. Our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. We have experienced and will likely continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications. These events likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Regulatory Risks

The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.

The healthcare industry is heavily regulated and is constantly evolving due to the changing political, legislative, regulatory landscape and other factors. Many healthcare laws are complex, and their application to specific services and relationships may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate or address the services that we provide. Further, healthcare laws differ from state to state and it is difficult to ensure that our business, products and services comply with evolving laws in all states. By way of example, certain federal and state laws forbid billing based on referrals between individuals or entities that have various financial, ownership, or other business relationships with healthcare providers. These laws vary widely from state to state, and one of the federal laws governing these relationships, known as the Stark Law, is very complex in its application. Similarly, many states have laws forbidding physicians from practicing medicine in partnership with non-physicians, such as business corporations, as well as laws or regulations forbidding splitting of physician fees with non-physicians or others. Other federal and state laws restrict assignment of claims for reimbursement from government-funded programs, the manner in which business service companies may handle payments for such claims and the methodology under which business services companies may be compensated for such services.

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

In addition, federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. For instance, the Washington administration may make changes to the ACA, the nature and scope of which are presently unknown. Similarly, certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. While the Food and Drug Administration (“FDA”) has sometimes chosen to disclaim authority to, or to refrain from actively regulating certain software products which are similar to our products, this area of medical device regulation remains in flux. We expect that the FDA will continue to be active in exploring legal regimes for regulating computer software intended for use in healthcare settings. Any additional regulation can be expected to impose additional overhead costs on us and should we fail to adequately meet these legal obligations, we could face potential regulatory action. Regulatory authorities such as the Centers for Medicare and Medicaid Services may also impose functionality standards with regard to electronic prescribing technologies. If implemented, proposals like these could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

If we do not maintain the certification of our EHR solution pursuant to the HITECH Act, our business, financial condition and results of operations will be adversely affected.

The HITECH Act provides financial incentives for healthcare providers that demonstrate “meaningful use” of EHR and mandates use of health information technology systems that are certified according to technical standards developed under the supervision of the U.S. Department of Health and Human Services (“HHS”). The HITECH Act also imposes certain requirements upon governmental agencies to use, and requires healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. Such standards and implementation specifications that are being developed under the HITECH Act includes named standards, architectures, and software schemes for the authentication and security of individually identifiable health information and the creation of common solutions across disparate entities.

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

Among other things, our services from time to time involve handling mail from payers and payments from patients for our customers, and this mail frequently includes original checks and credit card information and occasionally includes currency. Where requested, we deposit payments and process credit card transactions from patients on behalf of customers and then forward these payments to the customers. Even in those cases in which we do not handle original documents or mail, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. The manner in which we store and use certain financial information is governed by various federal and state laws. If any of our employees takes, converts, or misuses such funds, documents, or data, we could be liable for damages, subject to regulatory actions and penalties, and our business reputation could be damaged or destroyed. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability.

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

Mahmud Haq currently controls 43.5% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 43.5% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and in the Delaware General Corporation Law (“DGCL”) may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt, which is opposed by management and the board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We have a staggered board of directors that makes it difficult for stockholders to change the composition of the board of directors in any one year. Further, our amended and restated certificate of incorporation provides for the removal of a director only for cause upon the affirmative vote of the holders of at least 50.1% of the outstanding shares entitled to cast their vote for the election of directors, which may discourage a third party from making a tender offer or otherwise attempting to obtain control of us. These and other anti-takeover provisions could substantially impede the ability of public stockholders to change our management and board of directors. Such provisions may also limit the price that investors might be willing to pay for shares of our Series A Preferred Stock in the future.

Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 1,116,289 shares have been issued as of February 28, 2018. Our board of directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ended December 31, 2017, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiency(ies) in our internal control over financial reporting that are deemed to be material weakness(es), the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are and will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our IPO (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Series A Preferred Stock. At December 31, 2017, our total liabilities (excluding contingent consideration) equaled approximately $4.7 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Our Credit Agreement with Silicon Valley Bank (“SVB”) restricts the payment of dividends in the event of any event of default, including failure to meet certain financial covenants. There can be no assurance that we will remain in compliance with the SVB Credit Agreement, and if we default, we may be contractually prohibited from paying dividends on the Series A Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

We may not be able to pay dividends on the Series A Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, SVB, which include, among other things, generating adjusted EBITDA and complying with a minimum liquidity ratio. If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, including restricting us from making dividend payments.

Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this document, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition, remaining in compliance with our affirmative and negative loan covenants with SVB, which we may be unable to do in the future, and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

The market for our Series A Preferred Stock may not provide investors with adequate liquidity.

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

Also, although holders of Series A Preferred Stock are entitled to limited voting rights with respect to the circumstances under which the holders of Series A Preferred Stock are entitled to vote, the Series A Preferred Stock votes separately as a class along with all other series of our preferred stock that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

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

We may redeem the Series A Preferred Stock.

On or after November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a change of control, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

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

The market price of our Series A Preferred Stock could be subject to wide fluctuations in response to numerous factors. The price of the Series A Preferred Stock that will prevail in the market after this offering may be higher or lower than the offering price depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	the financial condition, performance and prospects of us and our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Series A Preferred Stock in this offering may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 43.5% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

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

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a lease, the terms of which expired on September 30, 2017. Since that time, we are leasing the facility on a month to month basis. Additionally, we lease approximately 48,100 square feet of office space and computer server facilities in Islamabad, Pakistan, and that lease expires in 2021, as well as approximately 33,200 square feet in Bagh, Pakistan, with an annually renewable lease. The Company also leases office space in Sri Lanka, which expires in March of 2018. In January 2017, the Company leased approximately 6,400 square feet of office space in Dallas, Texas, and approximately 6,800 square feet of office space in Mahwah, New Jersey. These leases have terms of 2 and 3 years, respectively. The Company also leases or subleases office and apartment space in several additional U.S. cities under short-term leases; however, these leases are not significant. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

The following table presents information on the high and low sales prices per share as reported on the Nasdaq Capital Market for our common stock for the periods indicated during such periods:

	2017		2016
	High	Low	High	Low
First Quarter	$0.93	$0.58	$1.26	$0.68
Second Quarter	$3.84	$0.29	$1.17	$0.82
Third Quarter	$2.39	$1.08	$1.33	$0.72
Fourth Quarter	$5.44	$1.45	$1.07	$0.73

Common Stock Holders

As of January 19, 2018, there were approximately 10,800 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended December 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2017.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2017, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	605,969	1,211,234
Equity compensation plan approved by security holders - preferred shares	37,800	27,200
Total	643,769	1,238,434

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2017 and 2016 as well as the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2015, 2014 and 2013 as well as the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing on page F-1 in this Annual Report on Form 10-K. Acquisitions by the Company in the last four years account for a significant portion of the increases in revenue and expenses in those years. Note 4 of our Consolidated Financial Statements discusses the acquisitions in the last two years.

Consolidated Statements of Operations Data

	Years ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Net revenue	$31,811	$24,493	$23,080	$18,303	$10,473
Operating expenses:
Direct operating costs	17,679	13,417	11,630	10,636	4,273
Selling and marketing	1,106	1,224	467	253	249
General and administrative	11,738	12,459	11,969	9,943	4,743
Research and development	1,082	902	659	532	386
Change in contingent consideration	152	(716)	(1,786)	(1,811)	-
Depreciation and amortization	4,300	5,108	4,599	2,791	949
Restructuring charges	276	-	-	-	-
Total operating expenses	36,333	32,394	27,538	22,344	10,600

Operating loss	(4,522)	(7,901)	(4,458)	(4,041)	(127)

Interest expense -- net	1,307	646	262	157	136
Other income (expense) -- net	332	(53)	170	(135)	230
Loss before provision for income taxes	(5,497)	(8,600)	(4,550)	(4,333)	(33)
Income tax provision	68	197	138	176	145
Net loss	$(5,565)	$(8,797)	$(4,688)	$(4,509)	$(178)
Preferred stock dividends	2,030	753	207	-	-
Net loss attributable to common shareholders	$(7,595)	$(9,550)	$(4,895)	$(4,509)	$(178)
Weighted average common shares outstanding basic and diluted	11,010,432	10,036,988	9,732,806	7,084,630	5,101,770
Net loss per common share basic and diluted	$(0.69)	$(0.95)	$(0.50)	$(0.64)	$(0.03)

Consolidated Balance Sheet Data	As of December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Cash	$4,362	$3,477	$8,040	$1,049	$498
Working capital - net (1)	4,608	(7,418)	5,128	(3,559)	(1,621)
Total assets	25,526	28,324	26,677	23,107	5,773
Long-term debt	121	4,200	4,903	49	1,634
Shareholders’ equity	20,250	7,067	14,892	14,321	118

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data	Years ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Adjusted EBITDA	$2,291	$(605)	$(675)	$(1,726)	$1,069

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

The following table contains a reconciliation of net loss to adjusted EBITDA.

Reconciliation of net loss	Years ended December 31,
to adjusted EBITDA	2017	2016	2015	2014	2013
	($ in thousands)
Net loss	$(5,565)	$(8,797)	$(4,688)	$(4,509)	$(178)
Depreciation	634	527	420	261	234
Amortization	3,666	4,581	4,179	2,530	715
Foreign exchange / other expense	(249)	53	(170)	135	(230)
Interest expense - net	1,307	646	262	157	136
Income tax provision	68	197	138	176	144
Stock-based compensation expense	1,487	1,928	629	259	-
Integration, transaction and restructuring costs	791	976	341	1,076	248
Change in contingent consideration	152	(716)	(1,786)	(1,811)	-
Adjusted EBITDA	$2,291	$(605)	$(675)	$(1,726)	$1,069

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2017 and 2016 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform is designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We are able to deliver our leading solutions at very competitive prices because we leverage our proprietary software, which automates our workflows and increases efficiency, together with our highly educated and specialized offshore workforce of more than approximately 1,600 team members at labor costs that we believe to be approximately one-tenth the cost of comparable U.S.

Our flagship offering, PracticePro™, empowers healthcare practices with the core software and business services they need to address industry challenges on one unified SaaS platform. We deliver powerful, integrated and easy-to-use ‘big practice solutions’ to small and medium practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of:

●	Practice management software and related tools, which facilitate the day-to-day operation of a medical practice;
●	Electronic health records (“EHR”), which are easy to use, highly ranked, and allow our clients to reduce paperwork and qualify for government incentives;
●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, analytics, and related services; and
●	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services.

While many of our clients leverage our full PracticePro suite, we also have a number of clients who utilize other popular EHR software, and for which we provide RCM services, including medical billing, analytics, and related services.

Adoption of our solutions requires little or no upfront expenditure by a provider. Additionally, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry.

During the third quarter of 2017, the Company introduced two new products – talkEHR™, a voice enabled EHR solution and EnrollmentPlus™, a SaaS solution that streamlines the insurance enrollment workflow.

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

Our continued investment in sales and marketing during 2017 has helped us sign new customers which we expect will accelerate organic growth. First, we actively partner with industry participants who cross-market our services and otherwise provide referrals. Second, our newly launched talkEHR is a free product, but is designed to encourage users to upgrade to a revenue-generating, premium billing solution. Since the third quarter launch of talkEHR, more than 950 providers have signed-up for talkEHR and a few have already upgraded to our premium billing. As we move forward, we intend to continue to strategically promote talkEHR to new users, while encouraging providers who have already signed-up to actively use talkEHR in their day-to-day practice and upgrade to our premium billing solution. Third, a key part of our organic growth strategy for larger groups involves active attendance and participation in industry tradeshows.

Our offshore operations in Pakistan and Sri Lanka together accounted for approximately 29% and 27% of total expenses for the years ended December 31, 2017 and 2016, respectively. A significant portion of those expenses were personnel-related costs (approximately 78% and 75% of foreign costs for the years ended December 31, 2017 and 2016). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

On October 3, 2016, MTBC acquired substantially all the medical billing business and assets of MediGain, LLC and its subsidiary Millennium Practice Management Associates, LLC as well as offshore subsidiaries in India and Sri Lanka. During 2017, the Company integrated the acquired operations, reducing expenses and redundant operations and positions. The MediGain operations resulted in accretive revenue of approximately $13.6 million for 2017.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	($ in thousands)
Net revenue	$31,811	$24,493

GAAP net loss	$(5,565)	$(8,797)

Provision for income taxes	68	197
Net interest expense	1,307	646
Foreign exchange / other expense	(249)	53
Stock-based compensation expense	1,487	1,928
Depreciation and amortization	4,300	5,108
Integration, transaction and restructuring costs	791	976
Change in contingent consideration	152	(716)
Adjusted EBITDA	$2,291	$(605)

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	($ in thousands)
Net revenue	$31,811	$24,493

GAAP net loss	$(5,565)	$(8,797)
Provision for income taxes	68	197
Net interest expense	1,307	646
Other (income) expense - net	(332)	53
GAAP operating loss	(4,522)	(7,901)
GAAP operating margin	(14.2%)	(32.3%)

Stock-based compensation expense	1,487	1,928
Amortization of purchased intangible assets	3,393	4,397
Integration, transaction and restructuring costs	791	976
Change in contingent consideration	152	(715)
Non-GAAP adjusted operating income	$1,301	$(1,315)
Non-GAAP adjusted operating margin	4.1%	(5.4%)

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense, including customer incentives and related fees, and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses or transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued operations;
●	Changes in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	($ in thousands)
GAAP net loss	$(5,565)	$(8,797)

Foreign exchange / other expense	(249)	53
Stock-based compensation expense	1,487	1,928
Amortization of purchased intangible assets	3,393	4,397
Integration, transaction and restructuring costs	791	976
Change in contingent consideration	152	(715)
Income tax expense related to goodwill	27	174
Non-GAAP adjusted net income	$36	$(1,984)

	Years Ended December 31,
	2017	2016
GAAP net loss attributable to common, per share	$(0.69)	$(0.95)

GAAP net loss per end-of-period share	(0.48)	(0.85)
Foreign exchange / other expense	(0.02)	0.01
Stock-based compensation expense	0.13	0.19
Amortization of purchased intangible assets	0.29	0.42
Integration, transaction and restructuring costs	0.07	0.09
Change in contingent consideration	0.01	(0.07)
Income tax expense related to goodwill	0.00	0.02
Non-GAAP adjusted net income per share	$-	$(0.19)

End-of-period shares	11,530,591	10,300,178

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of the years December 31, 2017 and 2016, including shares which were issued but have not been settled, and considered contingent consideration. Accordingly, the end-of-period diluted common shares include 248,625 of contingently issuable shares at December 31, 2016. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward losses to offset the applicable income taxes. The table below shows the composition of end-of-period common shares.

	Years Ended December 31,
	2017	2016
Basic shares outstanding	11,530,591	10,051,553
Shares recorded as contingent consideration	-	248,625
End-of-period shares	11,530,591	10,300,178

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	($ in thousands, except per share data)
Net revenue	$8,292	$7,514	$7,785	$8,220	$8,830	$5,341	$5,213	$5,110
Operating expenses:
Direct operating costs	4,086	4,172	4,198	5,223	6,124	2,670	2,321	2,301
Selling and marketing	253	229	269	355	386	275	220	344
General and administrative	3,505	2,475	2,772	2,986	4,286	2,569	2,694	2,910
Research and development	239	249	313	281	327	175	209	191
Change in contingent consideration	-	-	163	(11)	(108)	(197)	(366)	(45)
Depreciation and amortization	663	664	1,453	1,520	1,571	1,118	1,205	1,214
Restructuring charges	-	-	-	276	-	-	-	-
Total operating expenses	8,746	7,789	9,168	10,630	12,586	6,610	6,283	6,915

Operating loss	(454)	(275)	(1,383)	(2,410)	(3,756)	(1,269)	(1,070)	(1,805)

Interest expense -- net	78	673	280	276	185	166	161	134
Other income (expense) -- net	224	33	37	38	(13)	(14)	(24)	(2)
Loss before provision for income taxes	(308)	(915)	(1,626)	(2,648)	(3,954)	(1,449)	(1,256)	(1,941)
Income tax (benefit) provision	(124)	65	67	60	71	45	38	43
Net loss	$(184)	$(980)	$(1,693)	$(2,708)	$(4,025)	$(1,494)	$(1,294)	$(1,984)

Preferred stock dividend	747	653	427	203	203	231	159	159
Net loss attributable to common shareholders	$(931)	$(1,633)	$(2,120)	$(2,911)	$(4,228)	$(1,725)	$(1,453)	$(2,143)
Loss per common share
Basic and diluted	$(0.08)	$(0.14)	$(0.20)	$(0.29)	$(0.42)	$(0.17)	$(0.15)	$(0.21)

Adjusted EBITDA	$1,526	$609	$469	$(313)	$(814)	$130	$14	$65

Reconciliation of net income (loss) to adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	($ in thousands)
Net loss	$(184)	$(980)	$(1,693)	$(2,708)	$(4,025)	$(1,494)	$(1,294)	$(1,984)
Depreciation	150	156	164	164	158	129	123	117
Amortization	513	508	1,289	1,356	1,413	990	1,082	1,096
Foreign exchange / other expense	(215)	(24)	28	(38)	13	14	24	2
Interest expense -- net	78	673	280	276	185	166	161	134
Income tax (benefit) provision	(124)	65	67	60	71	45	38	43
Stock-based compensation expense	1,153	126	79	129	1,112	194	132	489
Integration, transaction and restructuring costs	155	85	92	459	367	284	113	212
Change in contingent consideration	-	-	163	(11)	(108)	(197)	(366)	(45)
Adjusted EBITDA	$1,526	$609	$469	$(313)	$(814)	$130	$14	$65

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

Set forth below are our key operating and financial metrics for RCM customers using our Company platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our platform accounted for approximately 46% of our revenue for the year ended December 31, 2017 and approximately 71% of our revenue for the year ended December 31, 2016.

First Pass Acceptance Rate: We define first pass acceptance rate as the percentage of claims submitted electronically by us to insurers and clearinghouses that are accepted on the first submission and are not rejected for reasons such as insufficient information or improper coding. Clearinghouses are third parties that process the submission of claims to insurers and require compliance with insurance companies’ formatting and other submission rules before submitting those claims. For the purposes of calculating first pass acceptance rate, consistent with industry practice, we exclude claims submitted under real-time adjudication procedures, which are procedures that allow a healthcare provider to determine, at the point of care, if a service they are rendering will be paid. Our first-time acceptance rate was approximately 96% for both the years ended December 31, 2017 and 2016, which compares favorably to the average of the top twelve payers of approximately 95%, as reported by the American Medical Association.

First Pass Resolution Rate: First pass resolution rate measures the percentage of primary claims that are favorably adjudicated and closed upon a single submission. Our first pass resolution rate was approximately 94% for both the years ended December 31, 2017 and 2016.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 37 days for primary care and 41 days for combined specialties for the year ended December 31, 2017, and approximately 33 days for primary care and 40 days for combined specialties for the year ended December 31, 2016, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association, an association for professional administrators and leaders of medical group practices in 2016. Higher first pass resolution rates and effective follow-up helped us to achieve this rate, which reduces our customers’ collection cycle of claims, leading to increased revenue and customer satisfaction.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our clients who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2017 and 2016 were 90% and 85%, respectively. The renewal rates for our customers who are also users of our EHR for 2017 and 2016 were 98% and 97%, respectively. The percentage of our revenue generated during the years ended December 31, 2017 and 2016 which came from all users of our EHR was 32% and 39%, respectively.

Providers and Practices Served: As of December 31, 2017, we provided RCM and related services to approximately 3,500 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 750 practices. In addition, we served approximately 230 clients who were not medical practices, but are service organizations who serve the healthcare community. As of December 31, 2016, we served approximately 2,800 providers representing approximately 830 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our EHR and practice management software as part of the bundled fee. These payments accounted for approximately 89% and 88% of our revenues during the years ended December 31, 2017 and 2016, respectively. This includes customers utilizing our proprietary product suite, PracticePro, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenues from the sale of our stand-alone web-based EHR solution and from transcription, coding, indexing and other ancillary services. Our plan is to move customers acquired through acquisitions to our operating platform in order to increase efficiencies wherever feasible without jeopardizing the client relationship. By the end of 2017, we moved approximately 65% of the medical billing customers from prior acquisitions that were on other platforms to our operating platform.

We earned approximately 2% and 3% of our revenue from clearinghouse and EDI clients during the years ended December 31, 2017 and 2016, respectively. We earned approximately 4% and 3% of our revenue from printing and mailing operations during the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Our Pakistan and Sri Lanka operations accounted for approximately 37% and 35% of direct operating costs for the years ended December 31, 2017 and 2016, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel, advertising expenses. These have been relatively low in the past (under 2% of our revenue through 2015), as we have often found it to be more economical to grow by the acquisition of other medical billing companies than by engaging in directed marketing efforts to prospective customers. However, in October 2016, we hired four sales and marketing personnel as part of MediGain acquisition. During 2017, we continued to invest in marketing, business development and sales resources to expand our market share, building on our existing customer base. Going forward, we will further invest in marketing, business development and sales resources.

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

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan and Sri Lanka offices accounted for approximately 28% and 26% of general and administrative expenses for the years ended December 31, 2017 and 2016, respectively.

Contingent Consideration. Contingent consideration represents the portion of consideration payable to the sellers of some of our acquisitions, the amount of which is based on the achievement of defined performance measures contained in the purchase agreements. For acquisitions completed in 2015 and 2016, contingent consideration consists solely of cash. For an acquisition completed in 2014, contingent consideration included the Company’s common stock, however, this obligation was settled and satisfied in 2017. Contingent consideration is adjusted to fair value at the end of each reporting period.

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

In 2017, our acquisition and purchase of customer relationships added approximately $120,000 of intangibles. Amortization expense related to the 2017 acquisition was approximately $35,000 for the year ended December 31, 2017. In 2016, our acquisitions and purchases of customer relationships added $4.8 million of intangibles. Amortization expense related to the 2016 Acquisitions was $1.8 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to a foreign exchange gain of $249,000 and a foreign exchange loss of $92,000 for the years ended December 31, 2017 and 2016, respectively.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2017 and 2016.

Impact of the U.S. Tax Reform

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “Transition Tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. The Act limits the use of net operating losses generated after January 1, 2018 to 80% of taxable income. Similar to other multinational companies, the Act has implications for the Company. However, the provisional impact of the Company's consolidated financial statements for the year ended December 31, 2017 is not material to net income. For our deferred tax liability related to the amortization of goodwill for tax purposes, we have recorded a decrease of $196,000 with a corresponding net adjustment to the deferred tax benefit of that amount for the year ended December 31, 2017. For the Company’s remaining deferred tax assets and liabilities, the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balance sheet that need to be remeasured at the new 21% rate. Further, the Company determined that the new Transition Tax will be offset by U.S. tax attributes such as net operating loss carryforwards, and thus did not result in any incremental taxes payable. For the Transition Tax, further information is required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Act. We expect to complete our analysis within the measurement period in accordance with SAB 118. The Company will continue to analyze the effects of the Act on its consolidated financial statements and operations. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided in Staff Accounting Bulletin 118.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Contingent Consideration

If a business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. As a result of the acquisitions, the Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing changes in the fair value of the Company’s common stock, changes in forecasted revenue of the acquired entities and the probability of an adjustment to the purchase price. Critical estimates include determining the forecasted revenue for certain acquisitions, probability and timing of cash collections and an appropriate discount rate. Changes in the fair value of the contingent consideration after the acquisition date are included in earnings if the contingent consideration is recorded as a liability.

Goodwill Impairment

Goodwill is not amortized but is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of a single reporting unit. Application of the goodwill impairment test requires judgment including the use of a discount cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgements include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2017 or 2016.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Years Ended December 31,
	2017	2016
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	55.6%	54.8%
Selling and marketing	3.5%	5.0%
General and administrative	36.9%	50.9%
Change in contingent consideration	0.5%	(2.9%)
Research and development	3.4%	3.7%
Depreciation and amortization	13.5%	20.9%
Restructuring charges	0.9%	0.0%
Total operating expenses	114.3%	132.4%

Operating loss	(14.3%)	(32.4%)

Interest expense - net	4.1%	2.6%
Other income (expense) - net	1.0%	(0.2%)
Loss before income taxes	(17.4%)	(35.2%)
Income tax provision	0.2%	0.8%
Net loss	(17.6%)	(36.0%)

Comparison of 2017 and 2016

	Years Ended December 31,		Change
	2017	2016	Amount	Percent
Revenue	$31,810,635	$24,493,443	$7,317,192	30%

Revenue. Total revenue of $31.8 million for the year ended December 31, 2017 increased by $7.3 million or 30% from revenue of $24.5 million for the year ended December 31, 2016. Total revenue for the year ended December 31, 2017 included $17.0 million and $264,000 of revenue from customers we acquired from acquisitions in 2016 and 2017, respectively, offset by attrition from customers. Total revenue for the year ended December 31, 2016 included $7.3 million of revenue from customers we acquired from the 2016 Acquisitions.

	Years Ended December 31,		Change
	2017	2016	Amount	Percent
Direct operating costs	$17,679,070	$13,416,627	$4,262,443	32%
Selling and marketing	1,106,698	1,224,243	(117,545)	(10%)
General and administrative	11,738,201	12,458,820	(720,619)	(6%)
Research and development	1,081,832	902,186	179,646	20%
Change in contingent consideration	151,423	(715,495)	866,918	121%
Depreciation	634,395	527,072	107,323	20%
Amortization	3,665,548	4,580,963	(915,415)	(20%)
Restructuring charges	275,628	-	275,628	100%
Total operating expenses	$36,332,795	$32,394,416	$3,938,379	12%

Direct Operating Costs. Direct operating costs of $17.7 million for the year ended December 31, 2017 increased by $4.3 million or 32% from direct operating costs of $13.4 million for the year ended December 31, 2016. Salary costs increased by $1.6 million and $529,000 in the U.S. and Sri Lanka, respectively, as a result of MediGain acquisition. Postage and delivery costs increased by $437,000 due to the acquisition of WFS Services, Inc. Salary and other direct operating costs in Pakistan increased by $1.3 million or 34% for the year ended December 31, 2017 as a result of additional employees in Pakistan hired to service newly acquired customers. In addition, software platform costs increased by $610,000. During the year ended December 31, 2017, salary and benefit costs for the subsidiary in Poland decreased by $148,000.

Selling and Marketing Expense. Selling and marketing expense of $1.1 million for the year ended December 31, 2017 decreased by $118,000 or 10% from selling and marketing expense of $1.2 million for the year ended December 31, 2016.

General and Administrative Expense. General and administrative expense of $11.7 million decreased by $721,000 or 6% from general and administrative expense of $12.5 million for the year ended December 31, 2016 which was primarily due to the decrease in salary cost from the MediGain acquisition due to the elimination of duplicate functions.

Research and Development Expense. Research and development expense of $1.1 million for the year ended December 31, 2017 increased by $180,000 or 20% from research and development expense of $902,000 in the prior year, as a result of adding additional technical employees in Pakistan performing software development work.

Contingent Consideration. The change in contingent consideration of $151,000 and ($715,000) for the years ended December 31, 2017 and 2016, respectively, relates to the change in the fair value of the contingent consideration. The loss in 2017 resulted from an increase in the price of the Company’s common stock for the shares held in escrow from the acquisition of Practicare Medical Management, Inc. in 2014. The gain in 2016 resulted primarily from changes in the revenue estimates for the acquisitions made in 2015 and the 2016 Acquisitions and also from a decrease in the price of the Company’s common stock for the shares held in escrow.

Depreciation. Depreciation of $634,000 for the year ended December 31, 2017 increased by $107,000 or 20% from depreciation of $527,000 for the year ended December 31, 2016, primarily as a result of additional property and equipment purchases and the MediGain acquisition.

Amortization Expense. Amortization expense of $3.7 million for the year ended December 31, 2017, decreased by $915,000 or 20% from amortization expense of $4.6 million for the year ended December 31, 2016. This decrease is due to the intangible assets acquired in the 2014 acquisitions becoming fully amortized during 2017, net of the additional amortization related to the MediGain acquisition.

Restructuring Charges. Restructuring charges primarily represent employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees associated with the closing of the operations in India and Poland. There were no similar costs incurred in 2016.

	Years Ended December 31,		Change
	2017	2016	Amount	Percent
Interest income	$16,944	$36,411	$(19,467)	(53%)
Interest expense	(1,324,219)	(682,083)	(642,136)	(94%)
Other income (expense) - net	332,084	(53,276)	385,360	723%
Income tax provision	67,805	196,802	(128,997)	(66%)

Interest Income. Interest income of $17,000 for the year ended December 31, 2017 decreased by $19,000 or 53% from interest income of $36,000 for the year ended December 31, 2016. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $1.3 million for the year ended December 31, 2017 increased by $642,000 or 94% from interest expense of $682,000 for the year ended December 31, 2016. This increase was primarily due to additional interest costs on amounts related to the MediGain acquisition. Also, included in the 2017 interest expense is $463,000 of deferred financing costs related to the Opus credit agreement, which were written off in connection with the full repayment and termination of the loan agreement.

Other Income (Expense) - net. Other income - net was $332,000 for the year ended December 31, 2017 compared to other expense - net of $53,000 for the year ended December 31, 2016. Included in other income (expense) are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions. Other income for the year ended December 31, 2017 also includes $59,000 in cash received, net of obligations assumed, from the former owners of an acquired business in settlement of a dispute.

Income Tax Provision. There was a $68,000 provision for income taxes for the year ended December 31, 2017, a decrease of $129,000 compared to the provision for income taxes of $197,000 for the year ended December 31, 2016. Included in the 2017 tax provision was a $26,542 deferred income tax provision related to the amortization of goodwill. The pre-tax loss decreased from $8.6 million for the year ended December 31, 2016 to $5.5 million for the year ended December 31, 2017. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets of $6.7 million and $7.2 million at December 31, 2017 and 2016, respectively. The Company’s effective tax rate is (1.1%) and our Federal statutory tax rate is 34%. The primary reason for this difference pertains to the net operating loss incurred in the current year which could not be recorded as a benefit as the Company recorded a full valuation allowance on its net deferred tax assets.

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

Since the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While our plan is to be profitable in the future and begin utilizing these deferred tax assets, there is not sufficient evidence to allow us to avoid the full valuation allowance in 2016 and 2017. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the timing and level of profitability that we are able to actually achieve.

The Company has a Federal NOL carry forward of approximately $15.5 million which will expire between 2034 and 2037. The Company has state NOL carry forwards of approximately $14.7 million which will expire at various dates from 2034 to 2037.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on future dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating a new limitation on deductible interest expense; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Company has completed a preliminary analysis of the effects of the Tax Act on the Company and do not believe that it will have a significant impact as a result of the available Federal net operating losses available to the Company.

Liquidity and Capital Resources

The Company had a cash balance of $4.4 million at December 31, 2017 and no outstanding amount drawn on its credit facility with SVB.

During October 2017, the Company repaid and closed its Opus credit facility and replaced it with a $5 million revolving line of credit with SVB. Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate, as defined in the agreement. The entire facility is currently available to the Company. As of December 31, 2017, the Company was in compliance with all the covenants contained in the SVB credit agreement.

In October 2016 the Company made an initial $2 million payment toward the MediGain acquisition, which had a total purchase price of $7 million, and the remaining $5 million, plus interest, was paid during the third quarter of 2017.

The Company had a major turning point in liquidity during 2017, starting the year with $3.5 million in cash, $9.3 million of bank debt, a working capital deficit of $7.4 million and negative cash flows from operations of $889,000 for the year ended December 31, 2016. In 2017, the Company generated $282,000 of positive cash flow from operations as the Company completed the integration of its 2016 Acquisitions and ended the year with $4.4 million in cash, positive working capital of $4.6 million and no bank debt. As profitability and liquidity improved during the year, the Company had fourth quarter 2017 cash flows provided by operating activities of $1.6 million, and also a net increase in cash for the quarter of $1.6 million.

Management achieved extensive expense reductions following the acquisition of MediGain in October 2016. The cost cutting included closing certain domestic and foreign facilities, eliminating reliance on subcontractors, and reducing non-essential personnel where work could be performed by offshore employees more cost-effectively.

The following table summarizes our cash flows for the years presented.

	Years Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$281,642	$(889,342)
Net cash used in investing activities	(902,211)	(3,833,482)
Net cash provided by financing activities	1,843,979	148,806
Effect of exchange rate changes on cash	(338,058)	11,336
Net increase (decrease) in cash	$885,352	$(4,562,682)

In September 2015, the Company secured a $10 million credit facility from Opus, including an $8 million term loan and a $2 million revolving line of credit. During October 2017, the credit facility with Opus was repaid and terminated, and replaced with a $5 million revolving line of credit from SVB. As of December 31, 2017, no amounts were drawn on the SVB credit line.

The loss before income taxes was $5.5 million for the year ended December 31, 2017, of which $4.3 million was non-cash depreciation and amortization. Additionally, the loss included the non-cash write-off of the deferred financing costs due to the early termination of the Opus credit agreement amounting to approximately $463,000.

During the year of 2017, the Company raised a total of $18.4 million in net proceeds from a series of equity financings. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. Between June and December 2017, the Company completed six public offerings of approximately 765,000 shares of Preferred Stock at $25.00 per share, raising net proceeds of approximately $16.4 million.

Management continues to focus on the Company's overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of financial statement issuance.

Collectively, these developments dramatically improved the financial position of the Company.

Operating Activities

Cash provided by operating activities was $282,000 during the year ended December 31, 2017, compared to cash used in operating activities of $889,000 during the year ended December 31, 2016. The decrease in the net loss of $3.2 million included the following changes in non-cash items: decrease in depreciation and amortization of $808,000, decrease in stock-based compensation of $391,000, net of an increase in the adjustment for contingent consideration of $867,000. Revenue increased by $7.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, and expenses increased by $3.9 million for the same period primarily due to the acquisition of MediGain in the fourth quarter of 2016.

Accounts receivable decreased by $42,000 for the year ended December 31, 2017, compared with an increase of $456,000 for the year ended December 31, 2016. Accounts payable, accrued compensation and accrued expenses decreased by $1.5 million during the year ended December 31, 2017, compared with an increase of $1.1 million for the year ended December 31, 2016.

Investing Activities

Cash used in investing activities during the year ended December 31, 2017 was $902,000, a decrease of $2.9 million compared to $3.8 million during the year ended December 31, 2016. The decrease in spending is primarily due to only a small acquisition in 2017 for $205,000 compared to initial payments of $3.4 million for the 2016 Acquisitions.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2017 was $1.8 million, compared to $149,000 in the year ended December 31, 2016. Cash provided by financing activities during 2017 includes $16.5 million of net proceeds from issuing approximately 765,000 shares of preferred stock, $2.0 million raised from issuing one million shares of common stock, offset by $7.7 million of repayments for debt obligations, a $5 million payment to Prudential and $1.5 million of preferred stock dividends. Cash provided by financing activities the year ended December 31, 2016 included $2 million of additional term loan borrowings from Opus Bank before financing costs, offset by $1.4 million repayment of debt obligations, $709,000 of preferred stock dividends and $546,000 of repurchases of common stock. Average borrowings from our revolving line of credit were $660,000 for the year ended December 31, 2016, compared to $1.1 million for the year ended December 31, 2017.

During October 2017, the Company replaced its Opus credit facility with a $5 million revolving line of credit from SVB. Borrowings under the credit facility are based on 200% of repeatable revenue reduced by an annualized attrition rate, as defined in the agreement. As of December 31, 2017, there were no amounts drawn on the line, and the full $5 million is currently available.

In connection with the common stock buy-back program, the Company purchased 644,565 of its shares for an aggregate cost of $546,000 for the year ended December 31, 2016. No shares were repurchased during the year ended December 31, 2017.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and those related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2017.

The following table presents certain payments due by the Company under our long-term contractual obligations with minimum firm commitments as of December 31, 2017. In addition, based on the obligations as of December 31, 2017, we expected interest expense to be approximately $20,000 during the years below.

	Year Ending December 31,
	2018	2019	2020	2021	Thereafter	Total
	($ in thousands)
Notes payable	$169	$50	$40	$18	$13	$290
Leases	335	180	-	-	-	515
Contingent consideration	505	98	-	-	-	603
Total	$1,009	$328	$40	$18	$13	$1,408

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2017 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in COSO to evaluate the effectiveness of internal control over financial reporting.

Our management has performed its assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2017, is effective.

Because of its inherent limitations, our internal controls over financial reporting provide reasonable, not absolute, assurance that the financial statements and footnotes thereto are free of material error. In addition, no internal control structure can provide absolute assurance that all instances of fraud have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2018 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2017 (“2018 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		(i)	Consolidated Balance Sheets as of December 31, 2017 and 2016
		(ii)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
		(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016
		(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016
		(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
		(vi)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of August 23, 2013, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.1 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.2	Asset Purchase Agreement, dated as of August 23, 2013, by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.2 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.3	Amended and Restated Asset Purchase Agreement, dated as of May 7, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.3 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

2.4	Asset Purchase Agreement, dated as of June 27, 2013, by and among Metro Medical Management Services, Inc. and the Company (filed as Exhibit 2.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

2.5	Addendum to Asset Purchase Agreement dated as of March 5, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.5 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.6	Addendum to Asset Purchase Agreement dated as of March 21, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.6 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

2.7	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.7 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.8	Addendum to Asset Purchase Agreement dated as of June 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.8 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.9	Addendum to Asset Purchase Agreement dated as of June 16, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.9 to Amendment No. 4 to the Company’s Form S-1 filed on June 16, 2014, and incorporated herein by reference).

2.10	Addendum to Asset Purchase Agreement dated as of July 3, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.10 to Amendment No. 5 to the Company’s Form S-1 filed on July 8, 2014, and incorporated herein by reference).

2.11	Addendum to Asset Purchase Agreement dated as of July 11, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, LLC, Medsoft Systems, LLC and the Company (filed as Exhibit 2.11 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.12	Addendum to Asset Purchase Agreement dated as of July 10, 2014, by and among Tekhealth Services, Inc., Professional Accounts Management, Inc. and Practice Development Strategies, Inc., CastleRock Solutions, Inc., Rob Ramoji, and the Company (filed as Exhibit 2.12 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.13	Addendum to Asset Purchase Agreement dated as of July 10, 2014 by and among Ultimate Medical Management, Inc., Practicare Medical Management, Inc., James Antonacci and the Company (filed as Exhibit 2.13 to Amendment No. 7 to the Company’s Form S-1 filed on July 14, 2014, and incorporated herein by reference).

2.14	Post-closing Agreement dated as of September 12, 2014, by and among Laboratory Billing Services Providers, LLC, Medical Data Resources Providers, LLC, Medical Billing Resources Providers, LLC, Primary Billing Service Providers, Inc. Omni Medical Billing Services, LLC, Marc Haberman, Z Capital, Inc., Medsoft Systems, LLC and the Company (filed as Exhibit 2.14 to Amendment No. 1 to the Company’s Form S-1 filed on September 4, 2015, and incorporated herein by reference).

2.15	Asset Purchase Agreement Modification/Settlement Agreement and Mutual Release dated February 19, 2015, by and between the Company, CastleRock Solutions, Inc., Professional Accounts Management, Inc., Tekhealth Services, Inc., and Ravindran Ramoji (filed as Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.16	Asset Purchase Agreement Modification/Settlement Agreement and Mutual Release dated February 19, 2015, by and between the Company, Ravindran Ramoji, Physician Development Strategies Inc. d/b/a Practice Development Strategies (“PDS”), and Christopher F. Burns (filed as Exhibit 10.3 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.17	Settlement Agreement and Mutual Release, entered into as of February 25, 2015 by and between the Company, EA Health Corporation, and Christopher F. Burns (filed as Exhibit 10.4 to the Company’s Form 8-K filed on February 25, 2015, and incorporated herein by reference).

2.18	Asset Purchase Agreement dated July 10, 2015, by and between the Company and with SoftCare Solutions, Inc., the U.S. subsidiary of QHR Corporation (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 14, 2015, and incorporated herein by reference).

2.19	Asset Purchase Agreement dated August 31, 2015, by and between the Company and Jesjam Holdings, LLC doing business as MedTech Professional Billing, and Randy B. Spector (filed as Exhibit 2.19 to the Company’s Form 10-K filed on March 24, 2016 and incorporated herein by reference).

2.20	Asset Purchase Agreement dated February 15, 2016, by and between the Company and Gulf Coast Billing, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2016, and incorporated herein by reference).

2.21	Asset Purchase Agreement dated May 2, 2016, by and between the Company and Renaissance Medical Billing, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2016, and incorporated herein by reference).

2.22	Asset Purchase Agreement dated July 1, 2016, by and among the Company and WFS Services, Inc., Deborah Shapiro, Ann Newman and Michael Newman (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 30, 2016, and incorporated herein by reference).

2.23	Assignment Agreement dated October 3, 2016, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.24	Strict Foreclosure Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.25	Transition Services Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.26	First Amendment to Assignment Agreement dated January 3, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2017, and incorporated herein by reference).

2.27	Second Amendment to Assignment Agreement dated January 23, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 24, 2017, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-Q filed on August 11, 2016, and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

3.3

Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 10-Q filed on August 11, 2016, and incorporated herein by reference).

3.4

First Amendment to Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 15, 2017, and incorporated herein by reference).

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

4.5

Warrant to Purchase Common Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2*	Amended and Restated 2014 Equity Incentive Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3*	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.4	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.5*	Employment Agreement between the Company and Mahmud Haq dated as of April 4, 2014 (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6*	Employment Agreement between the Company and Stephen Snyder dated as of April 4, 2014 (filed as Exhibit 10.7 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.7*	Employment Agreement between the Company and Bill Korn dated as of April 4, 2014 (filed as Exhibit 10.8 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.8	Credit Agreement dated as of September 2, 2015 by and between Opus Bank and the Company (filed as Exhibit 10.13 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.9	Term Note dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.14 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.10	Line of Credit Note dated as of September 2, 2015 issued by the Company to Opus Bank (filed as Exhibit 10.15 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.11	Security Agreement dated as of September 2, 2015 by and between Opus Bank and the Company (filed as Exhibit 10.17 to the Company’s Form 8-K filed on September 3, 2015, and incorporated herein by reference).

10.12*	Form of Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016 and incorporated herein by reference)..

10.13	Second Amendment to Credit Agreement, dated as of July 13, 2016, between Medical Transcription Billing, Corp., and Opus Bank (filed as exhibit 10.1 to the Company’s Form 8-K filed on July 18, 2016, and incorporated herein by reference).

10.14	Waiver and Third Amendment to Credit Agreement, dated as of March 28, 2017, between Medical Transcription Billing, Corp., and Opus Bank.

10.15	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

21.1	List of subsidiaries (filed as Exhibit 21.1 to Amendment No. 2 to the Company’s Form S-1 filed on June 2, 2017, and incorporated herein by reference).

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*Indicates management contract or compensatory plan or arrangement.

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2018.

Medical Transcription Billing, Corp.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 7, 2018
Mahmud Haq	Executive Chairman and Director

/s/ Stephen Snyder		March 7, 2018
Stephen Snyder	Principal Executive Officer and Director

/s/ Bill Korn		March 7, 2018
Bill Korn	Principal Financial Officer

/s/ Norman Roth		March 7, 2018
Norman Roth	Principal Accounting Officer

/s/ A. Hadi Chaudhry		March 7, 2018
A. Hadi Chaudhry	President

/s/ Anne Busquet		March 7, 2018
Anne Busquet	Director

/s/ Howard L. Clark, Jr.		March 7, 2018
Howard L. Clark, Jr.	Director

/s/ John N. Daly		March 7, 2018
John N. Daly	Director

/s/ Cameron Munter		March 7, 2018
Cameron Munter	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medical Transcription Billing, Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Medical Transcription Billing, Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Iselin, New Jersey

March 7, 2018

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$4,362,232	$3,476,880
Accounts receivable - net of allowance for doubtful accounts of $185,000 and $156,000 at December 31, 2017 and December 31, 2016, respectively	3,879,463	4,330,901
Current assets - related party	25,203	13,200
Prepaid expenses and other current assets	662,822	618,501
Total current assets	8,929,720	8,439,482
Property and equipment - net	1,385,743	1,588,937
Intangible assets - net	2,509,544	5,833,706
Goodwill	12,263,943	12,178,868
Other assets	436,713	282,713
TOTAL ASSETS	$25,525,663	$28,323,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$991,859	$1,905,131
Accrued compensation	1,137,351	2,009,911
Accrued expenses	616,778	1,236,609
Deferred rent (current portion)	81,826	61,437
Deferred revenue (current portion)	62,104	41,666
Accrued liability to related party	10,675	16,626
Borrowings under line of credit	-	2,000,000
Current portion of long-term debt	-	2,666,667
Notes payable - other (current portion)	168,718	5,181,459
Contingent consideration (current portion)	505,557	535,477
Dividend payable	747,147	202,579
Total current liabilities	4,322,015	15,857,562
Long - term debt, net of discount and debt issuance costs	-	4,033,668
Notes payable - other	120,899	166,184
Deferred rent	333,788	433,186
Deferred revenue	28,615	26,673
Contingent consideration	97,854	394,072
Deferred tax liability	372,072	345,530
Total liabilities	5,275,243	21,256,875
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 shares; issued and outstanding 1,086,739 and 294,656 shares at December 31, 2017 and December 31, 2016, respectively	1,087	295
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,271,390 and 10,792,352 shares at December 31, 2017 and December 31, 2016, respectively; outstanding, 11,530,591 and 10,051,553 shares at December 31, 2017 and December 31, 2016, respectively	12,272	10,793
Additional paid-in capital	45,129,517	26,038,063
Accumulated deficit	(23,509,386)	(17,944,230)
Accumulated other comprehensive loss	(721,070)	(376,090)
Less: 740,799 common shares held in treasury, at cost at December 31, 2017 and December 31, 2016	(662,000)	(662,000)
Total shareholders’ equity	20,250,420	7,066,831
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,525,663	$28,323,706

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
NET REVENUE	$31,810,635	$24,493,443
OPERATING EXPENSES:
Direct operating costs	17,679,070	13,416,627
Selling and marketing	1,106,698	1,224,243
General and administrative	11,738,201	12,458,820
Research and development	1,081,832	902,186
Change in contingent consideration	151,423	(715,495)
Depreciation and amortization	4,299,943	5,108,035
Restructuring charges	275,628	-
Total operating expenses	36,332,795	32,394,416
OPERATING LOSS	(4,522,160)	(7,900,973)
OTHER:
Interest income	16,944	36,411
Interest expense	(1,324,219)	(682,083)
Other income (expense) - net	332,084	(53,276)
LOSS BEFORE INCOME TAXES	(5,497,351)	(8,599,921)
Income tax provision	67,805	196,802
NET LOSS	$(5,565,156)	$(8,796,723)

Preferred stock dividend	2,030,295	752,525
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,595,451)	$(9,549,248)
Loss per common share:
Basic and diluted loss per share	$(0.69)	$(0.95)
Weighted-average basic and diluted shares outstanding	11,010,432	10,036,988

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
NET LOSS	$(5,565,156)	$(8,796,723)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(344,980)	22,889
COMPREHENSIVE LOSS	$(5,910,136)	$(8,773,834)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance- January 1, 2016	231,616	$232	10,345,351	$10,346	$24,549,889	$(9,147,507)	$(398,979)	$(122,031)	$14,891,950
Net loss	-	-	-	-	-	(8,796,723)	-	-	(8,796,723)
Foreign currency translation adjustment	-	-	-	-	-	-	22,889	-	22,889
Issuance of stock under the Amended and Restated Equity Incentive Plan	-	-	447,001	447	(447)	-	-	-	-
Common stock warrants issued	-	-	-	-	52,015	-	-	-	52,015
Stock-based compensation, net of cash settlements	-	-	-	-	920,247	-	-	-	920,247
Issuance of preferred stock, net of fees and expenses	63,040	63	-	-	1,270,465	-	-	-	1,270,528
Purchase of common stock	-	-	-	-	-	-	-	(546,145)	(546,145)
Preferred stock dividends	-	-	-	-	(752,525)	-	-	-	(752,525)
Shares issued under customer loyalty program	-	-	-	-	(1,581)	-	-	6,176	4,595
Balance - December 31, 2016	294,656	$295	10,792,352	$10,793	$26,038,063	$(17,944,230)	$(376,090)	$(662,000)	$7,066,831
Net loss	-	-	-	-	-	(5,565,156)	-	-	(5,565,156)
Foreign currency translation adjustment	-	-	-	-	-	-	(344,980)	-	(344,980)
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,750	27	266,663	267	(267)	-	-	-	27
Common stock warrants issued	-	-	-	-	390,479	-	-	-	390,479
Stock-based compensation, net of cash settlements	-	-	-	-	2,036,741	-	-	-	2,036,741
Issuance of common stock, net of fees and expenses	-	-	1,000,000	1,000	1,971,065	-	-	-	1,972,065
Issuance of common stock held as contingent consideration	-	-	212,375	212	331,464	-	-	-	331,676
Issuance of preferred stock, net of fees and expenses	765,333	765	-	-	16,392,267	-	-	-	16,393,032
Preferred stock dividends	-	-	-	-	(2,030,295)	-	-	-	(2,030,295)
Balance - December 31, 2017	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
OPERATING ACTIVITIES:
Net loss	$(5,565,156)	$(8,796,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,299,943	5,108,035
Deferred rent	(53,263)	(33,951)
Deferred revenue	22,380	(41,263)
Provision for doubtful accounts	409,693	291,465
Provision for deferred income taxes	26,542	174,261
Foreign exchange (gain) loss	(248,518)	92,160
Interest accretion and write-off of deferred financing costs	722,070	200,157
Non-cash restructuring charges	17,001	-
Stock-based compensation expense	1,487,295	1,877,815
Change in contingent consideration	151,423	(715,495)
Changes in operating assets and liabilities:
Accounts receivable	41,745	(456,468)
Other assets	511,917	323,117
Accounts payable and other liabilities	(1,541,430)	1,087,548
Net cash provided by (used in) operating activities	281,642	(889,342)
INVESTING ACTIVITIES:
Capital expenditures	(697,211)	(463,399)
Cash paid for acquisitions	(205,000)	(3,370,083)
Net cash used in investing activities	(902,211)	(3,833,482)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement costs	1,972,065	-
Proceeds from issuance of preferred stock, net of placement costs	16,535,656	1,270,528
Preferred stock dividends paid	(1,485,727)	(709,182)
Purchase of common shares	-	(546,145)
Settlement of tax withholding obligations on stock issued to employees	(195,912)	(8,500)
Proceeds from long term debt, net of costs	-	1,908,141
Repayments of debt obligations	(7,719,520)	(1,389,082)
Repayment of Prudential obligation	(5,000,000)	-
Proceeds from line of credit	9,197,863	6,000,000
Repayments of line of credit	(11,197,863)	(6,000,000)
Contingent consideration payments	(145,885)	(190,831)
Other financing activities	(116,698)	(186,123)
Net cash provided by financing activities	1,843,979	148,806
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(338,058)	11,336
NET INCREASE (DECREASE) IN CASH	885,352	(4,562,682)
CASH - Beginning of the period	3,476,880	8,039,562
CASH - End of period	$4,362,232	$3,476,880
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$26,746	$222,214
Contingent consideration resulting from acquisitions	$-	$678,367
Dividends declared, not paid	$747,147	$202,579
Purchase of prepaid insurance through assumption of note	$222,634	$313,577
Warrants issued	$390,479	$52,015
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$9,304	$52,462
Interest	$612,285	$451,526

See notes to consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”) a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly-owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began the winding down of its operations in India and Poland. These operations have been terminated and the subsidiaries are being liquidated.

During the year 2016, the Company purchased substantially all the assets of Gulf Coast Billing, Inc. (“GCB”), Renaissance Medical Billing, LLC (“RMB”) and WFS Services, Inc. (“WFS”).

On October 3, 2016, MAC acquired substantially all the assets of MediGain, LLC and its subsidiary (together “MediGain”) and collectively with GCB, RMB and WFS the “2016 Acquisitions.”) All of the 2016 Acquisitions were medical billing companies, although WFS had a mailing service operation as well.

During the year 2017, the Company purchased substantially all the assets of Washington Medical Billing, LLC. (“WMB”), a medical billing company.

2. Liquidity

FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon the analysis set forth below, management believes there is not substantial doubt about the Company’s ability to continue as a going concern and to meet the obligations as they become due within the next twelve months from the date of financial statement issuance.

As part of the evaluation, management considered that on December 31, 2017, the Company had $4.4 million of cash and had no amounts drawn on its line of credit with Silicon Valley Bank (“SVB”). Net cash provided by operating activities was approximately $282,000 for the year ended December 31, 2017. At December 31, 2017, the Company had a positive working capital of approximately $4.6 million. The loss before income taxes was $5.5 million for the year ended December 31, 2017, of which $4.3 million represents non-cash depreciation and amortization expenses.

During the year of 2017, the Company raised $18.4 million in net proceeds from a series of equity financings. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. Between June and December 2017, the Company completed six public offerings of approximately 765,000 shares of its 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”) at $25.00 per share, raising net proceeds of approximately $16.4 million.

These equity financings improved the financial and liquidity position of the Company and allowed the Company to repay the amounts owed to Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (together, “Prudential”) and Opus Bank (“Opus”). In October 2017, the Company entered into a new credit facility with SVB and repaid and terminated its previous facility with Opus. The SVB credit facility is a $5 million secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit facility agreement. The full $5 million facility is currently available to the Company. Management continues to focus on the Company’s overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position. Management has based its expectations on assumptions that may prove to be wrong.

3. Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of MTBC, its wholly-owned subsidiary MAC (since October 3, 2016) and MTBC-Europe (Poland), its majority-owned subsidiary MTBC Pvt. Ltd, and since October 3, 2016, the operating results and financial condition of the acquired subsidiaries in India and Sri Lanka. The non-controlling interest of MTBC Pvt. Ltd is inconsequential to the consolidated financial statements. The subsidiaries in India and Poland are in the process of being liquidated. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising one operating segment. The Chief Operating Decision Maker, which is the Company’s Executive Chairman, monitors and reviews financial information at a consolidated level for assessing operating results and the allocation of resources.

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

Medical billing

The Company invoices its customers on a monthly basis, in arrears. Approximately 89% and 88% of revenue for the years ended December 31, 2017 and 2016, respectively, came from bundled services including revenue cycle management, practice management services and electronic health records.

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

Other services

The Company also generated approximately 11% and 12% of revenue for the years ended December 31, 2017 and 2016, respectively, from a variety of ancillary services, including transcription services, patient statement services, printing and mailing services, coding services, platform usage fees for clients using third-party platforms, revenue from clearinghouse services, EDI services, maintenance and SaaS fees and consulting fees. Ancillary services are primarily charged at a fixed fee per unit of work, such as per line transcribed or per patient statement prepared, and the Company recognizes revenue monthly as it performs the services.

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

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products. Software development costs are included in research and development and are expensed as incurred.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended December 31, 2017 and 2016, the Company capitalized approximately $170,000 and $167,000, respectively, of salaries and payroll-related costs of employees and consultants who devoted time to the development of a new accounting system and other projects.

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $395,000 and $385,000 of advertising costs for the years ended December 31, 2017 and 2016, respectively.

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

The movement in the allowances for doubtful accounts for the years ended December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
Beginning balance	$156,000	$250,000
Provision	410,000	291,000
Write-offs	(381,000)	(385,000)
Ending balance	$185,000	$156,000

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

Intangible Assets — Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as software purchase and development costs and trademarks acquired. Amortization is recorded primarily using the double declining balance method over three years.

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

There was no impairment of internal-use software costs, intangibles or property and equipment during the years ended December 31, 2017 and 2016.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers' industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of a single reporting unit and a single operating segment. No impairment charges were recorded during the years ended December 31, 2017 or 2016.

Treasury Stock — Treasury stock is recorded at cost. During 2016, the Company repurchased 644,565 shares of its common stock for an aggregate purchase price of $546,000. During the year 2016, 5,104 shares were issued from treasury stock on a first in, first out cost basis in connection with Company’s client loyalty program. No shares were repurchased or issued from treasury stock during 2017.

Stock-Based Compensation — The Company recognizes compensation for all share-based payments granted based on the grant date fair value. Compensation expense is generally recognized on a straight-line basis over the vesting period and client incentive expenses for common stock given to clients are recognized when awards were claimed. The Company does not estimate forfeitures in recognizing the expense for share-based payments, as historical forfeiture rates have not been significant. For restricted stock units (“RSUs”) classified as equity, the market price of our common stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end-of-period common stock price. For client incentive expenses, the market price of our common stock on the date the award was claimed by the client was used to record the fair value of the award.

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

Acquisition costs are expensed as incurred. During the years ended December 31, 2017 and 2016, the Company incurred approximately $30,000 and $476,000 of professional fees related to the acquisitions discussed in Note 4, which are included in general and administrative expenses in the consolidated statement of operations.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2017 and 2016, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2017 and 2016, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the preferred stock through February 2018. Preferred stock dividends are charged against paid in capital because the Company does not have the sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, SVB.

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

The Company’s contingent consideration is a Level 3 liability and is measured at fair value at the end of each reporting period. The Company has certain financial instruments that are not measured at fair value on a recurring basis. These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, accounts receivable, accounts payable and accrued expenses, borrowings under term loans and line of credit, and notes payable. Due to the short term nature of these financial instruments or that the borrowings bear interest at prevailing market rates, the carrying value approximates the fair value (see Note 18).

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other income (expense) – net in the consolidated statements of operations and amounted to a gain of approximately $249,000 for the year ended December 31, 2017 and a foreign exchange loss of approximately $92,000 for the year ended December 31, 2016.

Stock Offering Costs — Common and preferred stock offering costs consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs incurred in connection with the issuance of the common stock and the Preferred Stock in 2017 and 2016. In connection with the 2017 and 2016 equity offerings, the Company incurred approximately $1.1 million and $305,000, respectively, of such costs, excluding underwriting commissions and placement agent fees.

Exit Costs, Including Restructuring Costs — The Company accrues exit and restructuring costs when the Board of Directors approves a plan that requires such costs to be paid. Exit costs, including restructuring costs, represent costs related to the closing of the India and Poland subsidiaries such as costs related to workforce reductions, costs to terminate contracts and write-offs of equipment. On March 30, 2017, the Board of Directors approved a plan to liquidate those subsidiaries.

Debt Acquisition Costs — Costs incurred in connection with the acquisition of bank financing are deferred and amortized over the estimated term of the related financing. Such amortization is included in interest expense. During the year ended December 31, 2017, $463,000 of deferred financing costs were written off as a result of the termination of the Opus credit agreement.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt Topic 606 using the modified retrospective method when it becomes effective for the Company in the first quarter of 2018. The Company will use the cumulative effect transition method. Such method provides that the cumulative effect from prior periods upon applying the new guidance is recognized in our consolidated balance sheet as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted.

Implementation efforts have included a review of revenue agreements and the performance obligations contained therein, and review of our commercial terms and practices across our revenue streams and a comparison of our current revenue recognition procedures to those required under Topic 606. As part of this process, the Company closely monitored FASB activity, as well as working with non-authoritative groups to conclude on specific interpretative issues. As part of the adoption process, findings and progress of the project were regularly reported to senior management and the Audit Committee. The Company has reached conclusions on key accounting assessments and is substantially complete with the implementation of new processes for the accounting under the new accounting standard. These new processes include new procedures and an assessment of additional internal controls over financial reporting. The most significant impacts of the new standard upon adoption relate to the timing of revenue recognition of medical billing revenue and the accounting for commission costs.

Under current accounting standards, the criterion impacting the timing of our revenue recognition is the requirement of fees to be either fixed or determinable, therefore, currently we do not recognize revenue for medical billing claims until these collections are posted, as the fees are not fixed or determinable until such time. The new guidance does not limit the recognition of revenue to only fees that are fixed or determinable. Instead, the standard focuses on recognizing revenue as value is transferred to customers. The impact on our medical billing services is a revenue recognition and reporting model that reflects revenue recognized over time rather than delaying the recognition of revenue until the point in time in which the fees to be charged become determinable.

Under the new standard, the Company will begin to recognize revenue when the services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For medical billing services, the Company will estimate the value of the consideration it will earn over the remaining contractual period as our services are provided and recognize the fees over the term; this estimation will typically involve predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment–to-charge ratios, effective billing rates and the estimated contractual payment periods will be required to measure medical billing revenue under the new standard. The timing of the revenue recognition of our other revenue streams were not materially impacted by the adoption of Topic 606. Based on the Company’s analysis, it expects to record an adjustment as of January 1, 2018 of approximately $1.2 million as a contract asset to reflect the revenue associated with medical billing claims serviced through December 31, 2017 that are still outstanding.

The Company determined that the only significant incremental cost incurred to obtain contracts within the scope of ASC 2014-09, as amended, are sales commissions paid to sales people and outside referral sources. Under the new standard, certain costs to obtain a contract, which we currently expense, will be deferred and amortized over the period of contract performance or longer period, generally the expected client life. The impact to the accumulated deficit as of January 1, 2018 will be immaterial.

Our analysis and evaluation of the new standard will continue through the effective date in the first quarter of 2018. Some additional work remains due to complexity of revenue recognition within our industry and the increased number of judgements and estimates required by this new guidance. The Company will continue to quantify all impacts of this new guidance, including the topics discussed above. The Company will also implement any necessary changes/modifications to processes, accounting systems and internal controls.

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

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The amendments in this ASU provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will apply the guidance in this ASU when evaluating whether acquired assets, disposals and activities constitute a business.

Also in January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The ASU modifies the accounting for goodwill impairment with the objective of simplifying the process of determining impairment levels. Specifically, the amendments in the ASU eliminate a step in the goodwill impairment test which requires companies to develop a hypothetical purchase price allocation when analyzing goodwill impairment. This eliminates the need for companies to estimate the fair value of individual existing assets and liabilities within a reporting unit. Instead, goodwill impairment will now be the amount by which a reporting unit’s total carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other aspects of the goodwill impairment test process have remained the same. The ASU is effective for annual periods beginning in the year 2020, with early adoption permitted for any impairment tests after January 1, 2017. The Company has elected to early adopt ASU 2017-04. There is currently no impact on the consolidated financial statements as a result of this adoption.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. The Company does not believe it will have a material impact on its consolidated financial statements and related disclosures.

4. ACQUISITIONS

2017 Acquisition

Effective July 1, 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC (“WMB”), a Washington limited liability company. In accordance with the asset purchase agreement, the Company agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $205,000. In addition to the Initial Payment Amount, the Company agreed to pay the sellers 22%, 23% and 24% of revenue collected from the WMB accounts in the first, second and third year, respectively, subsequent to the acquisition date to the extent such amounts in the aggregate exceed the Initial Payment Amount (the “WMB Installment Payments”). Based on the Company’s revenue forecast, it does not appear that there will be any WMB Installment Payments and therefore the aggregate purchase price of WMB was determined to be $205,000.

The purchase price allocation for WMB was performed by the Company and is summarized as follows:

Customer relationships	$120,000
Goodwill	85,000
$205,000

The goodwill from this acquisition is deductible ratably for income tax purposes over 15 years and represents the Company’s ability to have a local presence in the Washington market and the further ability to expand in that market.

The weighted-average amortization period of the acquired intangible assets is three years.

Revenue earned from the WMB acquisition was approximately $264,000 during the year ended December 31, 2017.

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

On May 2, 2016 (the “RMB Closing Date”), the Company entered into an asset purchase agreement with Renaissance Medical Billing, LLC (“RMB”), pursuant to which the Company purchased substantially all of the assets of RMB. In accordance with the RMB asset purchase agreement, the Company paid $175,000 in initial cash consideration (“RMB Initial Payment”), on the RMB Closing Date. In addition, the Company will pay RMB twenty-seven percent (27%) of the revenue earned and received from the acquired RMB accounts for three years, less the RMB Initial Payment which will be deducted in full from the required payments (the “RMB Installment Payments”) before any additional payment is made to the seller. The aggregate purchase price for RMB was $325,000 which consisted of cash of $175,000 and contingent consideration of $150,000. Since the acquisition and through December 31, 2017, approximately $58,000 of contingent consideration payments have been made.

Effective July 1, 2016 (the “WFS Closing Date”), the Company entered into an asset purchase agreement with WFS Services, Inc. (“WFS”), pursuant to which the Company purchased substantially all of the assets of WFS. In accordance with the WFS asset purchase agreement, the Company did not pay any initial cash consideration on the WFS Closing Date but will make monthly payments of $5,000 for three years beginning July, 2016 subject to proportionate adjustment if annualized revenues decrease below a threshold specified in the APA. In addition, each quarter the Company will pay WFS fifty percent (50%) of Adjusted EBITDA, as defined in the WFS asset purchase agreement, generated from the WFS customer accounts acquired for three years. The aggregate purchase price of WFS was determined to be $298,000, which was recorded as contingent consideration. Since the acquisition and through December 31, 2017, $90,000 of contingent consideration payments have been made.

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

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired from MediGain, GCB and RMB. The purchase price allocation for WFS was performed by the Company. The following table summarizes the purchase price allocations.

Allocation of Purchase Price:

	GCB	RMB	WFS	MediGain
Customer relationships	$1,100,000	$190,000	$265,000	$2,650,000
Working capital	-	-	-	813,000
Goodwill	344,000	135,000	23,000	2,707,000
Non-compete agreement	20,000	-	10,000	-
Tangible assets	16,000	-	-	229,000
Software and trademarks	-	-	-	601,000
	$1,480,000	$325,000	$298,000	$7,000,000

MediGain, GCB, RMB and WFS are collectively referred to as the “2016 Acquisitions.” Revenue earned from the 2016 Acquisitions was approximately $17.0 million during the year ended December 31, 2017.

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

	Years Ended December 31,
	2017	2016
Total revenue	$32,328,450	$42,028,156
Net loss attributable to common shareholders	$(7,294,453)	$(17,328,481)
Net loss per common share	$(0.66)	$(1.73)

5. GOODWILL AND Intangible Assets – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Beginning gross balance	$12,178,868	$8,971,994
Acquisitions	85,075	3,206,874
Ending gross balance	$12,263,943	$12,178,868

Below is a summary of intangible asset activity for the years ended December 31, 2017 and 2016:

	Customer	Non-Compete	Other Intangible
	Relationships	Agreements	Assets	Total
COST
Balance, January 1, 2017	$16,371,375	$1,236,377	$1,289,339	$18,897,091
Purchase of other intangible assets	-	-	209,078	209,078
Allocation from 2017 acquisition	119,925	-	-	119,925
Balance, December 31, 2017	$16,491,300	$1,236,377	$1,498,417	$19,226,094
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2017	$11,497,555	$1,106,706	$459,124	$13,063,385
Amortization expense	3,187,635	120,895	344,635	3,653,165
Balance, December 31, 2017	14,685,190	1,227,601	803,759	16,716,550
Net book value	$1,806,110	$8,776	$694,658	$2,509,544

COST
Balance, January 1, 2016	$12,166,546	$1,206,272	$488,082	$13,860,900
Purchase of other intangible assets	-	-	200,404	200,404
Allocation from 2016 Acquisitions	4,204,829	30,105	600,853	4,835,787
Balance, December 31, 2016	$16,371,375	$1,236,377	$1,289,339	$18,897,091
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2016	$7,351,532	$835,771	$294,193	$8,481,496
Amortization expense	4,146,023	270,935	164,931	4,581,889
Balance, December 31, 2016	11,497,555	1,106,706	459,124	13,063,385
Net book value	$4,873,820	$129,671	$830,215	$5,833,706

Other intangible assets primarily represents software costs. Amortization expense was approximately $3.7 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively. The weighted-average amortization period is three years.

As of December 31, 2017, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2018	$1,588,281
2019	835,825
2020	85,438
Total	$2,509,544

6. Property and Equipment

Property and equipment as of December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Computers	$1,776,463	$1,637,949
Office furniture and equipment	1,078,729	1,005,790
Transportation equipment	719,947	711,386
Leasehold improvements	880,273	777,073
Assets not placed in service	4,415	52,451
Total property and equipment	4,459,827	4,184,649
Less accumulated depreciation	(3,074,084)	(2,595,712)
Property and equipment – net	$1,385,743	$1,588,937

Depreciation expense was approximately $634,000 and $527,000 for the years ended December 31, 2017 and 2016, respectively.

7. Concentrations

Financial Risks — As of December 31, 2017 and 2016, the Company held cash of approximately $56,000 and $67,000 respectively, in the name of its subsidiaries, at banks in Pakistan, India, Sri Lanka and Poland. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2017, two customers individually accounted for approximately 8% and 6% of accounts receivable respectively. As of December 31, 2016, one customer accounted for approximately 5% of accounts receivable. During the year ended December 31, 2017, there was one customer with sales of approximately 9% of the total revenue. During the year ended December 31, 2016, there were no customers with sales of 3% or more of the total.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations outside the United States are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the countries in which it operated and by the general state of these countries’ economies. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in local countries’ telecommunications industries, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance, and rates and methods of taxation.

Carrying amounts of net assets located outside the United States were approximately $157,000 and $288,000 as of December 31, 2017 and 2016, respectively. These balances exclude intercompany receivables of approximately $6.5 million and $5.3 million as of December 31, 2017 and 2016, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Current assets	$128,932	$249,280
Non-current assets	1,281,433	1,311,708
	1,410,365	1,560,988
Current liabilities	(920,770)	(812,953)
Non-current liabilities	(333,060)	(460,474)
	$156,535	$287,561

8. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Basic and Diluted:
Net loss attributable to common shareholders	$(7,595,451)	$(9,549,248)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	11,010,432	10,036,988
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.69)	$(0.95)

All unvested RSUs, the 200,000 warrants granted to Opus, the 125,000 warrants granted to SVB as part of the Company’s new financing and the two million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

9. Debt

SVB — During October 2017, the Opus credit facility was replaced with a $5 million revolving line of credit from SVB under a three year agreement. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.75%. There is also a fee of one-half of 1% for the unused portion of the credit line. Available borrowings are subject to 200% of repeatable revenue as defined, reduced by an annualized attrition rate. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

In connection with the SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the SVB credit agreement, the warrants have a strike price equal to $3.92. They have a five-year exercise window, piggyback registration and net exercise rights, and were valued at $3.12 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include minimum levels of EBITDA, cash and accounts receivable and a minimum liquidity ratio. At December 31, 2017, the Company was in compliance with all covenants.

Opus — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus extended a credit facility totaling $10 million to the Company, inclusive of $8 million of term loans and a $2 million revolving line of credit. The Company’s obligations to Opus were secured by substantially all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. During October 2017, the Opus credit facility was fully paid and replaced with the SVB facility.

Interest expense in the consolidated statements of operations for the year ended December 31, 2017 includes $463,000 of deferred financing costs which were written off as a result of the termination of the Opus credit agreement.

Prudential Deferred Purchase Price — During the year, the entire amount due to Prudential of $5 million was paid, including $270,000 of accrued interest, which fully satisfied the amount owed.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.25%.

Maturities of the outstanding notes payable and other obligations as of December 31, 2017 are as follows:

Years ending December 31	Vehicle Financing Notes	Insurance Financing	Total
2018	$68,689	$100,029	$168,718
2019	50,113	-	50,113
2020	39,966	-	39,966
2021	18,385	-	18,385
2022	9,752	-	9,752
Thereafter	2,683	-	2,683
Total	$189,588	$100,029	$289,617

10. SHAREHOLDERS’ EQUITY

Treasury stock

On January 25, 2016, the Board of Directors of the Company approved a $1,000,000 stock repurchase program. This plan expired January 25, 2017. During 2016, the Company repurchased 644,565 shares of its common stock for an aggregate cost of approximately $546,000. Prior to 2016, 101,338 shares of common stock were purchased for an aggregate cost of $122,000. The Company has financed stock repurchases with existing cash balances. All of the repurchased shares have been recorded as treasury stock.

The Company introduced a client loyalty program in September 2016, whereby clients were eligible to receive shares of the Company’s common stock. Through December 31, 2016, 5,104 shares of common stock have been issued to clients. The shares were issued from the Company’s treasury stock. The program concluded during 2017.

Common stock

In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million.

Preferred Stock

Between June and December 2017, the Company completed six additional public offerings of approximately 765,000 shares of its Preferred Stock at $25.00 per share, raising net proceeds of approximately $16.4 million after underwriting commissions and expenses.

In July 2016, the Company completed a public preferred stock offering whereby 63,040 shares of Preferred Stock were sold at $25.00 per share. Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2017, the Board of Directors has declared monthly dividends on the Preferred Stock payable through February, 2018.

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

Warrants

The Company has issued 2,325,000 warrants for its common stock which remain outstanding at December 31, 2017. Of this amount, 2,000,000 warrants at a $5 exercise price expire in May 2018, 100,000 warrants at a $5 exercise price expire in September, 2022, 125,000 warrants at a $3.92 exercise price expire in October 2022, and 100,000 warrants at a $5 exercise price expire in July, 2023.

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

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021. Certain of these leases contain renewal options. There is an offshore lease with monthly rent payments of approximately $22,000 that has a three month cancellation provision. The Company also has month to month leases for its US corporate facility and other locations amounting to $12,000 per month which it expects to remain month to month. (See Note 12).

Future minimum lease payments under non-cancelable operating leases for office space as of December 31, 2017 are as follows:

Years Ending December 31	Total
2018	$335,382
2019	179,731
Total	$515,113

Total rental expense, included in direct operating costs and general and administrative expense in the consolidated statements of operations amounted to approximately $935,000 and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of December 31, 2017 is payable in the form of cash with payment terms through 2019. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

12. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $17,000 for the year ended December 31, 2017 and approximately $18,000 for the year ended December 31, 2016. As of December 31, 2017 and 2016, the receivable balance due from this customer was approximately $1,900 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded expense of approximately $128,000 for both the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company had liabilities outstanding to KAI of approximately $11,000 and $17,000 respectively, which are included in accrued liability to related party in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the years ended December 31, 2017 and 2016 were approximately $189,000 and $178,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,000 as of both December 31, 2017 and 2016. The December 31, 2017 balance also includes prepaid rent paid to the Executive Chairman of approximately $12,000.

13. Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees who have completed three months of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of the qualified compensation, plus 50% of the next 2%. Employer contributions to the plan for the years ended December 31, 2017 and 2016 were approximately $137,000 and $102,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed three months of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the years ended December 31, 2017 and 2016 were approximately $123,000 and $120,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the year ended December 31, 2017 and for the period October 3, to December 31, 2016 were approximately $67,000 and $14,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

14. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The name of the 2014 Plan was changed to the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). As of December 31, 2017, 1,211,234 shares of common stock and 27,200 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During November 2016, a total of 120,000 restricted shares were granted to the four outside members of the Board of Directors which vested on January 3, 2017.

During the third quarter of 2017, a total of 200,000 RSUs of common stock were granted equally to the four outside members of the Board of Directors and a total of 300,000 RSUs of common stock were granted equally to three executive officers. The RSUs vest over the next two years, at six month intervals.

The following table summarizes the RSU and restricted stock transactions related to the common stock under the Incentive Plan for the years ended December 31, 2017 and 2016:

Outstanding and unvested at January 1, 2016	386,733
Granted	568,200
Vested	(513,271)
Forfeited	(34,703)
Outstanding and unvested at January 1, 2017	406,959
Granted	555,500
Vested	(327,159)
Forfeited	(29,331)
Outstanding and unvested at December 31, 2017	605,969

As of December 31, 2017 and 2016, there was approximately $793,000 and $245,000 of total unrecognized compensation cost related to these RSUs.

Of the total outstanding and unvested at December 31, 2017, 575,834 RSUs are classified as equity and 30,135 RSUs are classified as a liability.

The following table summarizes the share activity during the years ended December 31, 2017 and 2016 and the amount of shares available for grant at December 31, 2017:

Shares
Shares available for grant at January 1, 2016	770,900
RSUs issued	(123,200)
Restricted stock issued	(445,000)
RSUs forfeited	34,703
Shares available for grant at December 31, 2016	237,403
Additional shares available for grant	1,500,000
RSUs issued	(555,500)
RSUs forfeited	29,331
Shares available for grant at December 31, 2017	1,211,234

The liability for the cash-settled awards was approximately $41,000 and $31,000 at December 31, 2017 and 2016, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2017 and 2016, approximately $54,000 and $58,000, respectively, was paid in connection with the cash-settled awards.

Preferred stock

In November 2016, the Compensation Committee granted cash bonuses to three executives for the successful MediGain acquisition to be paid upon the closing of additional funding, which did not occur. The expense for this bonus was recorded in 2016. In January 2017, the Board of Directors recommended that these bonuses be paid in shares of Preferred Stock, subject to shareholder approval. In April 2017, shareholder approval was obtained and 33,000 shares of Preferred Stock were issued.

In the fourth quarter of 2017, the Compensation Committee of the Board of Directors approved the issuance of a total of 33,000 restricted shares of Preferred Stock, contingent on meeting 2017 financial objectives, to three executive officers. Subsequent to year-end, the Compensation Committee determined that the financial objectives were attained and all of the shares were issued. Stock-based compensation expense recorded during 2017 for these awards was $845,000 based on the liquidation value of $25 per share which approximated the fair value on the date of the grant.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $1.73 and $1.00 for the years ended December 31, 2017 and 2016, respectively. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2017 and 2016:

Stock-based compensation included in the Consolidated	Years Ended December 31,
Statement of Operations:	2017	2016
Direct operating costs	$9,849	$11,298
General and administrative	1,419,068	1,838,811
Research and development	8,378	8,238
Selling and marketing	50,000	19,468
Total stock-based compensation expense	$1,487,295	$1,877,815

15. INCOME TAXES

For the years ended December 31, 2017 and 2016, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of December 31, 2017 and December 31, 2016, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

The Company’s plan to repatriate earnings in Pakistan to the United States requires that U.S. Federal taxes be provided on the Company’s earnings in Pakistan. During 2017, all untaxed amounts became taxable due to a change in U.S. tax law. For state tax purposes, the Company’s Pakistan earnings generally are not taxed due to a subtraction modification available in most states. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Beginning balance	$7,221,443	$2,759,641
(Benefit)/Provision	(648,281)	3,429,175
Adjustments/true-ups	47,302	1,032,627
Ending balance	$6,620,465	$7,221,443

The adjustments/true ups of $47,302 for 2017 primarily represent the use of Federal net operating losses to offset the Transition Tax as defined below. The adjustments/true ups of $1,032,627 for 2016 shown above primarily represents recording certain intangible assets for tax purposes in 2017 that were applicable to 2016. Accordingly, an additional valuation allowance needed to be provided. Since a full valuation allowance is recorded on the Company’s deferred tax assets, there was no effect on the Company’s 2016 consolidated balance sheet.

Income (loss) before tax for financial reporting purposes during the years ended December 31, 2017 and 2016 consisted of the following:

	Year ended December 31,
	2017	2016
United States	$(6,949,433)	$(9,577,372)
Foreign	1,452,082	977,451
Total	$(5,497,351)	$(8,599,921)

The provision for income taxes for the years ended December 31, 2017 and 2016 consisted of the following:

	Year ended December 31,
	2017	2016
Current:
Federal	$-	$(1,661)
State	31,028	17,805
Foreign	10,235	6,397
	41,263	22,541
Deferred:
Federal	7,183	135,769
State	19,359	38,492
	26,542	174,261
Total income tax provision	$67,805	$196,802

The components of the Company’s deferred income taxes as of December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$45,944	$59,639
Accrued bonus	-	339,770
Deferred revenue	7,121	10,206
Deferred rent	1,857	1,830
Property and intangible assets	2,227,455	2,606,804
State net operating loss (“NOL”) carryforwards	569,847	461,055
Federal net operating loss (“NOL”) carryforwards	3,245,846	3,611,199
Cumulative translation adjustment	179,510	143,985
Stock based compensation	325,243	362,222
Other	17,642	118,003
Valuation allowance	(6,620,465)	(7,221,443)
Total deferred tax assets	-	493,270
Deferred tax liabilities:
Earnings and profits of the Pakistani subsidiary	-	(493,270)
Goodwill amortization	(372,072)	(345,530)
Net deferred tax liability	$(372,072)	$(345,530)

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

A reconciliation of the federal statutory income tax rate (34%) to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2017 and 2016 is as follows:

	Year ended December 31,
	2017	2016
Federal tax (benefit) at statutory rate	$(1,869,100)	$(2,923,973)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	27,733	(458,954)
Non-deductible items	18,168	10,942
Impact of foreign operations	(733,043)	6,400
Deferred tax impact from rate change	3,105,106	-
Deferred true-up	(42,453)	(1,073,676)
Valuation allowance	(600,978)	4,461,802
Additional tax goodwill/contingent consideration	162,372	174,261
Total provision	$67,805	$196,802

At December 31, 2017 and 2016, the Company did not have any uncertain tax positions that required recognition. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2017, tax years 2014 through 2016 remain open to examination in the United States by major taxing jurisdictions in which the Company is subject to tax. The Company’s 2015 Federal income tax return was examined during 2017 by the Internal Revenue Service. Upon the conclusion of the audit, there was an immaterial change to the reported amounts which slightly reduced the Company’s NOL carryforward. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2019. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

For state tax purposes, the Company’s foreign earnings generally are not taxed due to a subtraction modification.

The Pakistan tax holiday does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan are fully provided for at the U.S. Federal tax rate of 34%. The Pakistan statutory corporate tax rate is 31% before consideration of the aforementioned tax holiday.

The Company has a Federal NOL carry forward of approximately $15.5 million which will expire between 2034 and 2037. The Company has state NOL carry forwards of approximately $14.7 million which will expire at various dates from 2034 to 2037.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to incur a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on future dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations commonly referred to as the Global Intangible Low-Taxed Income (“GILTI”); (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating a new limitation on deductible interest expense; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of the Tax Act, and pursuant to ASC 740 guidelines, impacts of legislative changes to deferred taxes are recorded in the period of enactment (fourth quarter of 2017). Consequently, we revalued all our ending deferred tax balances to the new statutory 21% federal U.S. tax rate which is effective January 1, 2018. The impact of the revaluation to our total gross deferred tax asset balance, before valuation allowance, was a reduction of approximately $3.3 million.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting for the transition tax and other items to be incomplete due to additional work necessary to (1) do a more detailed analysis of historical foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Act; (2) assess any forthcoming guidance; and (3) finalize our ongoing analysis of final year-end data and tax positions. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For our deferred tax liability related to the amortization of goodwill for tax purposes, we have recorded a decrease of $196,000, with a corresponding net adjustment to deferred tax benefit of that amount for the year ended December 31, 2017. The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balances sheet. While there should not be any additional impact from the reduction in the federal corporate tax rate, deferred tax assets or liabilities may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

-	The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and computed a Transition Tax of approximately $331,000. This amount is completely offset by an NOL deduction and therefore the Company did not record a liability for the Transition Tax.

-	Valuation allowances: The Company must assess whether its valuation allowance analyses are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of FTCs). Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

16. OTHER INCOME (EXPENSE) – NET

Other income (expense) net for the years ended December 31, 2017 and 2016 consisted of the following:

	Years Ended December 31,
	2017	2016
Foreign exchange gain (loss)	$248,517	$(92,160)
Other	83,567	38,884
Other income (expense) - net	$332,084	$(53,276)

Foreign currency transaction gains (losses) primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

17. RESTRUCTURING CHARGES

During March 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, in the first quarter of 2017, the Company expensed approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees. The remaining amounts to be paid of approximately $10,000 are included in accrued expenses in the consolidated balance sheet as of December 31, 2017. The Company does not believe that any additional restructuring charges will need to be recorded.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2017 and December 31, 2016, the carrying amounts of receivables, accounts payable, accrued expenses and the amount due to Prudential (as of December 31, 2016) approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. The carrying value of our term loans and outstanding borrowings under the line of credit with Opus on December 31, 2016 were approximately $7.3 million and $2.0 million, respectively. The fair value of these borrowings approximated the carrying value at December 31, 2016, as these borrowings bore interest based on prevailing variable market rates currently available at those dates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $603,000 and $930,000 as of December 31, 2017 and 2016, respectively, are Level 3 liabilities. The fair value of the contingent consideration at December 31, 2017 and 2016 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the price of the Company’s common stock on the Nasdaq Capital Market (only for the December 31, 2016 contingent consideration amount), the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Years Ended December 31,
	2017	2016
Balance - January 1,	$929,549	$1,172,508
Acquisitions	-	678,367
Change in fair value	151,423	(715,495)
Settlement in the form of shares issued	(331,676)	-
Payments	(145,885)	(205,831)
Balance - December 31,	$603,411	$929,549

