Form 10-Q
period 2018-03-31
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2018-05-15
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

At May 10, 2018, the registrant had 11,665,174 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2018. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,541,070	$4,362,232
Accounts receivable - net of allowance for doubtful accounts of $206,000 and $185,000 at March 31, 2018 and December 31, 2017, respectively	3,776,959	3,879,463
Contract asset	1,389,763	—
Current assets - related party	25,203	25,203
Prepaid expenses and other current assets	721,390	662,822
Total current assets	9,454,385	8,929,720
Property and equipment - net	1,339,675	1,385,743
Intangible assets - net	2,091,878	2,509,544
Goodwill	12,263,943	12,263,943
Other assets	469,916	436,713
TOTAL ASSETS	$25,619,797	$25,525,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$730,239	$991,859
Accrued compensation	960,720	1,137,351
Accrued expenses	828,581	616,778
Deferred rent (current portion)	85,791	81,826
Deferred revenue (current portion)	41,191	62,104
Accrued liability to related party	10,663	10,675
Notes payable - other (current portion)	89,635	168,718
Contingent consideration (current portion)	503,066	505,557
Dividend payable	767,463	747,147
Total current liabilities	4,017,349	4,322,015
Notes payable - other	106,908	120,899
Deferred rent	295,907	333,788
Deferred revenue	27,639	28,615
Contingent consideration	84,983	97,854
Deferred tax liability	410,072	372,072
Total liabilities	4,942,858	5,275,243
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 shares; issued and outstanding 1,116,289 and 1,086,739 shares at March 31, 2018 and December 31, 2017, respectively	1,116	1,087
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,405,973 and 12,271,390 shares at March 31, 2018 and December 31, 2017, respectively; outstanding, 11,665,174 and 11,530,591 shares at March 31, 2018 and December 31, 2017, respectively	12,406	12,272
Additional paid-in capital	44,239,862	45,129,517
Accumulated deficit	(21,990,229)	(23,509,386)
Accumulated other comprehensive loss	(924,216)	(721,070)
Less: 740,799 common shares held in treasury, at cost at March 31, 2018 and December 31, 2017	(662,000)	(662,000)
Total shareholders’ equity	20,676,939	20,250,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,619,797	$25,525,663

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
NET REVENUE	$8,307,325	$8,220,074
OPERATING EXPENSES:
Direct operating costs	4,484,055	5,222,736
Selling and marketing	305,014	355,511
General and administrative	2,600,734	2,986,663
Research and development	255,880	280,849
Change in contingent consideration	31,749	(11,188)
Depreciation and amortization	590,771	1,519,545
Restructuring charges	-	275,628
Total operating expenses	8,268,203	10,629,744
OPERATING INCOME (LOSS)	39,122	(2,409,670)
OTHER:
Interest income	5,285	3,421
Interest expense	(74,081)	(279,425)
Other income - net	151,374	38,031
INCOME (LOSS) BEFORE INCOME TAXES	121,700	(2,647,643)
Income tax provision	46,664	60,302
NET INCOME (LOSS)	$75,036	$(2,707,945)

Preferred stock dividend	775,332	202,579
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(700,296)	$(2,910,524)
Loss per common share:
Basic and diluted loss per share	$(0.06)	$(0.29)
Weighted-average basic and diluted shares outstanding	11,616,938	10,172,108

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME (LOSS)	$75,036	$(2,707,945)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(203,146)	(42,662)
COMPREHENSIVE LOSS	$(128,110)	$(2,750,607)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Stock	Equity
Balance- December 31, 2017 before adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance- January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net income	-	-	-	-	-	75,036	-	-	75,036
Foreign currency translation adjustment	-	-	-	-	-	-	(203,146)	-	(203,146)
Issuance of stock under the Amended and Restated Equity Incentive Plan	29,550	29	134,583	134	(163)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	112,090	-	-	-	112,090
Tax withholding obligations on stock issued to employees	-	-	-	-	(226,250)	-	-	-	(226,250)
Preferred stock dividends	-	-	-	-	(775,332)	-	-	-	(775,332)
Balance - March 31, 2018	1,116,289	$1,116	12,405,973	$12,406	$44,239,862	$(21,990,229)	$(924,216)	$(662,000)	$20,676,939

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$75,036	$(2,707,945)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	590,771	1,519,545
Amortization of sales commissions	12,065	-
Deferred rent	(16,736)	(12,556)
Deferred revenue	(21,889)	(15,105)
Provision for doubtful accounts	78,556	164,745
Provision for deferred income taxes	38,000	54,000
Foreign exchange gain	(146,939)	(30,646)
Interest accretion	48,712	55,819
Non-cash restructuring charges	-	17,001
Stock-based compensation expense	127,691	129,347
Change in contingent consideration	31,749	(11,188)
Changes in operating assets and liabilities:
Accounts receivable	23,948	248,383
Other assets	44,683	86,883
Accounts payable and other liabilities	(212,266)	(365,732)
Net cash provided by (used in) operating activities	673,381	(867,449)
INVESTING ACTIVITIES:
Capital expenditures	(174,242)	(212,117)
Net cash used in investing activities	(174,242)	(212,117)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(755,016)	(202,579)
Settlement of tax withholding obligations on stock issued to employees	(213,675)	-
Repayments of debt obligations	(92,561)	(764,791)
Contingent consideration payments	(47,111)	(23,650)
Other financing activities	(5,674)	(126,217)
Net cash used in financing activities	(1,114,037)	(1,117,237)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(206,264)	(30,227)
NET DECREASE IN CASH	(821,162)	(2,227,030)
CASH - Beginning of the period	4,362,232	3,476,880
CASH - End of period	$3,541,070	$1,249,850
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$767,463	$202,579
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$20,153	$8,017
Interest	$9,741	$129,549

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The condensed consolidated balance sheet as of December 31, 2017 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 7, 2018.

Recent Accounting Pronouncements — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our condensed consolidated financial position, results of operations and cash flows.

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in accumulated deficit or other impacted balance sheet items upon adoption. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the previous accounting standard, the criterion impacting the timing of our revenue recognition was the requirement of fees to be either fixed or determinable, therefore, we did not recognize revenue for medical billing claims until we were notified of these collections, as the fees were not fixed or determinable until such time. The new guidance does not limit the recognition of revenue to only fees that are fixed or determinable. Instead, the standard focuses on recognizing revenue as value is transferred to customers. The impact as of January 1, 2018 on our medical billing services is a revenue recognition and reporting model that reflects revenue recognized over time rather than delaying the recognition of revenue until the point in time in which the fees to be charged become determinable. The impact to the accumulated deficit as of January 1, 2018 for the contract asset related to medical billing revenue was approximately $1.3 million. There was no material impact to the Company’s other revenue streams.

The Company determined that the only significant incremental cost incurred to obtain contracts within the scope of ASC 606, are sales commissions paid to sales people and outside referral sources. Under the new standard, certain costs to obtain a contract, which we previously expensed, are deferred and amortized over the period of contract performance or a longer period, generally the expected client life. The impact to the accumulated deficit as of January 1, 2018 was approximately $101,000. As of March 31, 2018, the capitalized sales commissions were approximately $105,000. Amortization of capitalized sales commissions for the three months ended March 31, 2018 was approximately $12,000.

The following table reconciles the balances as presented for the three months ended March 31, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
NET REVENUE	$8,307,325	$47,071	$8,260,254
OPERATING EXPENSES:
Direct operating costs	4,484,055	-	4,484,055
Selling and marketing	305,014	(3,537)	308,551
General and administrative	2,600,734	-	2,600,734
Research and development	255,880	-	255,880
Change in contingent consideration	31,749	-	31,749
Depreciation and amortization	590,771	-	590,771
Restructuring charges	-	-	-
Total operating expenses	8,268,203	(3,537)	8,271,740
OPERATING INCOME (LOSS)	39,122	50,608	(11,486)
OTHER:
Interest income	5,285	-	5,285
Interest expense	(74,081)	-	(74,081)
Other income - net	151,374	-	151,374
INCOME BEFORE INCOME TAXES	121,700	50,608	71,092
Income tax provision	46,664	-	46,664
NET INCOME	$75,036	$50,608	$24,428

Preferred stock dividend	775,332	-	775,332
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(700,296)	$50,608	$(750,904)
Loss per common share:
Basic and diluted loss per share	$(0.06)	$0.00	$(0.06)

These condensed consolidated financial statements include enhanced disclosures, particularly around the contract asset and the disaggregation of revenue. See Note 9, “Revenue,” for these enhanced disclosures.

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

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

3. ACQUISITION

2017 Acquisition

Effective July 1, 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC (“WMB”), a Washington limited liability company. In accordance with the asset purchase agreement, the Company agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $205,000. In addition to the Initial Payment Amount, the Company agreed to pay the sellers a percentage of revenue collected from the WMB accounts for the three years, subsequent to the acquisition date to the extent such amounts in the aggregate exceed the Initial Payment Amount (the “WMB Installment Payments”). Based on the Company’s revenue forecast, it does not appear that there will be any WMB Installment Payments and therefore the aggregate purchase price of WMB was determined to be $205,000.

Revenue earned from the WMB acquisition was approximately $66,000 during the three months ended March 31, 2018.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the WMB acquisition occurred on January 1, 2017. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. Pro forma information for the three months ended March 31, 2018 is not presented as there was no acquisition which was not fully reflected in the Company’s condensed consolidated financial statements during those three months.

Three Months Ended
March 31, 2017
Total revenue	$8,481,699
Net loss attributable to common shareholders	$(2,895,181)
Net loss per common share	$(0.28)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning gross balance	$12,263,943	$12,178,868
Acquisitions	-	85,075
Ending gross balance	$12,263,943	$12,263,943

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Contracts and relationships acquired	$16,491,300	$16,491,300
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,509,896	1,498,417
Total intangible assets	19,237,573	19,226,094
Less: Accumulated amortization	(17,145,695)	(16,716,550)
Intangible assets - net	$2,091,878	$2,509,544

Amortization expense was approximately $440,000 and $1.4 million for the three months ended March 31, 2018 and 2017, respectively. The weighted-average amortization period is three years.

As of March 31, 2018, future amortization scheduled to be expensed is as follows:

Years ending
December 31
2018 (nine months)	$1,151,451
2019	842,870
2020	93,942
2021	3,615
Total	$2,091,878

5. NET LOss per COMMON share

The following table presents the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic and Diluted:
Net loss attributable to common shareholders	$(700,296)	$(2,910,524)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	11,616,938	10,172,108
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.06)	$(0.29)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 125,000 warrants granted to Silicon Valley Bank (“SVB”) and the two million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6. Debt

SVB — During October 2017, the Opus credit facility was replaced with a revolving line of credit from SVB under a three-year agreement. The SVB credit facility is a $5 million secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit facility agreement. The full $5 million facility is currently available to the Company. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.75%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

In connection with the SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the SVB credit agreement, the warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At March 31, 2018, the Company was in compliance with all covenants.

Opus — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus extended a credit facility totaling $10 million to the Company, inclusive of $8 million of term loans and a $2 million revolving line of credit. The Company’s obligations to Opus were secured by substantially all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. During October 2017, the Opus credit facility was fully paid and then closed and replaced with the SVB facility.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.25%.

7. Commitments and Contingencies

Legal Proceedings — The Company is subject to legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the consolidated financial position, results of operations, or cash flows of the Company.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021. Certain of these leases contain renewal options. There is an offshore lease with monthly rent payments of approximately $22,000 that has a three-month cancellation provision. The Company also has month to month leases for its US corporate facility and other locations amounting to $12,000 per month which it expects to remain month to month (See Note 8).

Future minimum lease payments under non-cancelable operating leases for office space as of March 31, 2018 are as follows:

Years Ending December 31	Total
2018 (nine months)	$229,310
2019	179,453
Total	$408,763

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to approximately $216,000 and $229,000 for the three months ended March 31, 2018 and 2017, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of March 31, 2018 is payable in cash through 2019, which represents the date through which contingent payments are forecasted to be required. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

8. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $4,000 for both the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the receivable balance due from this customer was approximately $1,300 and $1,900, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $32,000 for both the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, the Company had a liability outstanding to KAI of approximately $11,000, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the three months ended March 31, 2018 and 2017 was approximately $48,000 and $46,000, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both March 31, 2018 and December 31, 2017. The March 31, 2018 balance also includes prepaid rent paid to the Executive Chairman of approximately $12,000.

9. REVENUE

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted January 1, 2018 using the modified retrospective method. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. Under the new standard, the Company recognizes revenue when the services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For medical billing services, the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure medical billing revenue under the new standard. The timing of the revenue recognition of our other revenue streams were not materially impacted by the adoption of ASC 606.

All of our revenue is derived from contracts with customers and is reported as revenue in the condensed consolidated statements of operations. In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. We provide value to our clients over the term of the contract and recognize revenue ratably over the term, which is consistent with the measure of progress. In the event that we are entitled to variable consideration for services provided during a specific time period, fees for these services are allocated to and recognized over the specific time period. Our contracts contain penalty clauses for early termination. Although our contracts have stated terms of one or more years, under ASC 606 our contracts are considered month to month, and accordingly, there is no financing component.

Disaggregation of Revenue from Contracts with Customers

We derive revenue from six primary sources: medical billing services, ancillary services, printing and mailing, clearinghouse and EDI (electronic data interchange) services, EnrollmentPlusTM and professional services. All of our current contracts with customers contain a single performance obligation. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling prices are based on the contractual price for the service.

The following table represents a disaggregation of revenue for the three months ended March 31:

	2018	2017
Medical billing revenue	$7,392,390	$7,332,635
Ancillary services	248,637	283,657
Printing and mailing	348,243	346,793
Clearinghouse and EDI services	193,439	186,335
EnrollmentPlus	83,657	-
Professional services	40,959	70,654
Total	$8,307,325	$8,220,074

We apply the portfolio approach as permitted by ASC 606 as a practical expedient to contracts with similar characteristics and we use estimates and assumptions when accounting for those portfolios. Our contracts generally include standard commercial payment terms. We have no significant obligations for refunds, warranties or similar obligations and our revenue does not include taxes collected from our customers.

Medical billing revenue:

Medical billing is the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. MTBC invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The series of services under medical billing revenue includes practice management software and related tools, electronic health records, revenue cycle management services and mobile health solutions. We consider the series of services provided under our medical billing contracts to be one performance obligation since the promises are not distinct in the context of the contract.

Substantially all of our medical billing contracts contain variable consideration and we estimate the variable consideration which we expect to be entitled to over the contractual period associated with our medical billing contracts, which begins no earlier than go-live and recognize the fees over the term. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the majority of our medical billing contracts, the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each claim processed using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled to, which is generally the amount we have the right to invoice. Estimates to determine the variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date.

The contract asset in the condensed consolidated balance sheet represents the revenue associated with the amounts our clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections. The performance obligations as of January 1, 2018 were substantially recognized in the quarter ended March 31, 2018. As of March 31, 2018, the estimated revenue expected to be recognized in the future related to the remaining performance obligations was approximately $1.4 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next 3 months.

Our medical billing performance obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. We consider each periodic rendering of service to be a distinct performance obligation and, accordingly, recognize revenue over time.

Other revenue streams:

Ancillary services represent services such as coding and transcription that are rendered in connection with the delivery of medical billing and related services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed upon rate in the contract. These services are only offered to medical billing customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual coding or transcription transaction processed represents a performance obligation, which is satisfied once that individual service is completed.

The Company provides printing and mailing services for a non-medical billing customer and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

The medical billing clearinghouse takes claim information from customers, checks the claims for errors and sends this information electronically to insurance companies. MTBC invoices customers on a monthly basis based on the number of claims submitted and the agreed-upon rate in the agreement. This service is provided to non-medical billing customers. The performance obligation is satisfied once the relevant submissions are completed.

MTBC also provides implementation and professional services to clearinghouse customers and records revenue monthly on a time and materials basis. This is a separate performance obligation from the clearinghouse and EDI services provided. The performance obligation is satisfied once the implementation or professional services is completed.

For the EnrollmentPlus product, the Company receives a monthly fee per member for providing an electronic interchange for the enrollment of a customer’s members using a platform that the Company developed. EnrollmentPlus automates the customer’s processing and enrollment of new members. The performance obligation is satisfied once the enrollment of members is completed.

For all of the above revenue streams, revenue is recognized over time, when invoiced, which closely matches point in time recognition, as the customer simultaneously receives and consumes the benefits provided by the Company. Each of the services provided above is considered a separate performance obligation and is satisfied over time, which is typically one month or less.

Information about contract balances:

Accounts receivable are shown separately at their net realizable value in our condensed consolidated balance sheets. Amounts that we are entitled to collect under the applicable contract are recorded as accounts receivable. Invoicing is performed at the end of each month when the services have been provided. The contract asset results from our medical billing services and is due to the timing of revenue recognition, submission of claims from our customers and payments from the insurance providers. The contract asset includes our right to payment for services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, contracts for medical billing services where we recognize revenue over time but do not have a contractual right to payment until the customer receives payment of their claim from the insurance provider. The contract asset was approximately $1.4 million as of March 31, 2018. Changes in the contract asset are recorded as adjustments to net revenues and primarily result from providing services to customers that result in additional consideration and are offset by our right to payment for services becoming unconditional. Deferred revenue represents sign-up fees received from customers that are amortized over 3 years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Beginning balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
(Decrease) increase, net	(102,504)	47,071	(20,913)	(976)
Ending balance as of March 31, 2018	$3,776,959	$1,389,763	$41,191	$27,639

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is 3 years. Deferred commissions were approximately $105,000 at March 31, 2018 and are included in the Other Assets lines in our condensed consolidated balance sheets.

10. STOCK-BASED COMPENSATION

In April 2014, the Company adopted its Equity Incentive Plan, reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, this plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. As of March 31, 2018, 1,212,234 shares of common stock and 27,200 shares of Series A Preferred Stock are available for grant under our equity incentive plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

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

The following table summarizes the RSU transactions related to the common stock under our equity incentive plan for the three months ended March 31, 2018:

Outstanding and unvested at January 1, 2018	605,969
Granted	-
Vested	(150,482)
Forfeited	(1,000)
Outstanding and unvested at March 31, 2018	454,487

Of the total outstanding and unvested at March 31, 2018, 441,251 RSUs are classified as equity and 13,236 RSUs are classified as a liability.

The liability for the cash-settled awards was approximately $11,000 and $41,000 at March 31, 2018 and December 31, 2017, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2018 and 2017:

Stock-based compensation included in the Condensed Consolidated Statement of Operations:	Three Months Ended March 31,
	2018	2017
Direct operating costs	$1,384	$2,777
General and administrative	125,926	125,291
Research and development	381	1,279
Total stock-based compensation expense	$127,691	$129,347

11. INCOME TAXES

The deferred income tax provision for the three months ended March 31, 2018 and 2017 primarily relates to the amortization of goodwill.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of March 31, 2018 and December 31, 2017.

The Company’s plan to repatriate earnings in its foreign locations to the United States requires that U.S. federal income taxes be provided on the Company’s earnings in those foreign locations. For state tax purposes, the Company’s foreign earnings generally are not taxed due to an exemption available in states where the Company currently transacts business.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “Transition Tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. For the Transition Tax, further information is required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Act. We expect to complete our analysis within the measurement period in accordance with Staff Accounting Bulletin (“SAB”) 118.

The Act includes a provision effective January 1, 2018 for a global intangible low-taxed income (“GILTI”) tax, which is a new U.S. income inclusion of certain foreign earnings under the Subpart F tax regulations, but ultimately allowable to be offset by the Company’s available net operating loss carryover. Companies can account for the GILTI inclusion in either the period incurred or establish deferred tax liabilities for the expected future taxes associated with accumulated GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

The Company will continue to analyze the effects of the Act on its consolidated financial statements and operations. Our estimates are subject to change as we review the data available and any additional guidance. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided in SAB 118. No provisional amounts were recorded during the quarter ended March 31, 2018.

12. RESTRUCTURING CHARGES

During March 2017, the Company decided to close its operations in Poland and India. In connection with the closing of these subsidiaries, in the first quarter of 2017, the Company expensed approximately $276,000 of restructuring charges representing primarily employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees. The Company does not expect to record any additional restructuring charges for these closures.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2018 and December 31, 2017, the carrying amounts of receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Contingent Consideration

The Company’s contingent consideration of approximately $588,000 and $603,000 as of March 31, 2018 and December 31, 2017, respectively, are Level 3 liabilities. The fair value of the contingent consideration at March 31, 2018 and December 31, 2017 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2018	2017
Balance - January 1,	$603,411	$929,549
Change in fair value	31,749	(11,188)
Payments	(47,111)	(23,650)
Balance - March 31,	$588,049	$894,711

15. SUBSEQUENT EVENTS

During April 2018, the Company completed a $10.5 million offering of its Preferred Stock and received net proceeds of approximately $9.4 million.

On May 3, 2018, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion Healthcorp Inc., and 13 of its subsidiaries, (together “Orion”). The purchase price is based on an evaluation of the assets acquired and is currently estimated to be between approximately $10-12 million. The actual purchase price will be determined prior to closing and can exceed $12 million based on the final evaluation. The Company will deposit $1 million into escrow, which will be credited towards the purchase price at closing or returned to the Company if the transaction is terminated for reasons other than a breach by the Company. The $1 million deposit will be funded from the cash on hand. The purchase price will be paid in cash and the assumption of certain specified liabilities.

Orion has pending cases under Chapter 11 of the United States Bankruptcy Code in the bankruptcy court. The sale of Orion’s medical billing business assets will be conducted under the auction process of Section 363 of the Bankruptcy Code, and the APA will serve as a stalking horse bid that will be subject to potentially higher and otherwise better bids from other bidders at the proposed auction. Subject to certain conditions, if the APA is terminated, Orion must pay a break-up fee to MTBC equal to $400,000 and reimburse MTBC’s expenses up to $200,000.

The APA also remains subject to the satisfaction of certain closing conditions, including bankruptcy court approval and the absence of certain material adverse events. No assurance can be given that the proposed transaction with Orion will be consummated at all or, if consummated, will be consummated on the terms and conditions set forth in the APA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2018 and 2017 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform is designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We are able to deliver our leading solutions at very competitive prices because we leverage our proprietary software, which automates our workflows and increases efficiency, together with our highly educated and specialized offshore workforce of more than approximately 1,700 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees.

Our flagship offering, PracticePro™, empowers healthcare practices with the core software and business services they need to address industry challenges on one unified SaaS platform. We deliver powerful, integrated and easy-to-use solutions to healthcare practices, which enable them to efficiently operate their businesses, manage clinical workflows and receive timely payment for their services. PracticePro consists of the following services which together constitute medical billing revenue:

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

Our growth strategy involves two primary approaches acquiring smaller RCM companies and then migrating the clients of those companies to our solutions, as well as growing organically through referrals from industry partners and our clients. Both prongs of our strategy have yielded positive results for us historically. The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure. Since the Company went public in July 2014, we have acquired substantially all of the assets of 10 RCM companies. Although the specific arrangements have varied with each transaction, typical arrangements include a deeply-discounted price, consideration which is tied to revenues from customer relationships acquired, and structuring the acquisition as an asset purchase so as to limit our liability. We typically use our technology and our cost-effective offshore team to reduce costs promptly after the transaction closes, although there will be initial costs associated with the integration of the new businesses with our existing operations.

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

Our continued investment in sales and marketing during 2018 has helped us sign new customers which we expect will accelerate organic growth. Our newly launched talkEHRTM is a free medical billing product, but is designed to encourage users to upgrade to a revenue-generating, premium billing solution. Since the third quarter launch of talkEHR, approximately 550 providers have signed-up for talkEHR, with 85 as active users. Nine providers have already upgraded to our premium billing. As we move forward, we intend to continue to strategically promote talkEHR to new users, while encouraging providers who have already signed-up to actively use talkEHR in their day-to-day practice and upgrade to our premium billing solution.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 32% and 25% of total expenses for the three months ended March 31, 2018 and 2017, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% and 80% of foreign costs for the three months ended March 31, 2018 and 2017, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net revenue	$8,307	$8,220

GAAP net income (loss)	$75	$(2,708)

Provision for income taxes	47	60
Net interest expense	69	276
Foreign exchange / other expense	(147)	(38)
Stock-based compensation expense	128	129
Depreciation and amortization	591	1,520
Integration, transaction and restructuring costs	179	459
Change in contingent consideration	32	(11)
Adjusted EBITDA	$974	$(313)

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Net revenue	$8,307	$8,220

GAAP net income (loss)	$75	$(2,708)
Provision for income taxes	47	60
Net interest expense	69	276
Other income - net	(152)	(38)
GAAP operating income (loss)	39	(2,410)
GAAP operating margin	0.5%	(29.3)%

Stock-based compensation expense	128	129
Amortization of purchased intangible assets	361	1,263
Integration, transaction and restructuring costs	179	459
Change in contingent consideration	32	(11)
Non-GAAP adjusted operating income	$739	$(570)
Non-GAAP adjusted operating margin	8.9%	(6.9)%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued facilities and operations;
●	Changes in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
GAAP net income (loss)	$75	$(2,708)

Foreign exchange / other expense	(147)	(38)
Stock-based compensation expense	128	129
Amortization of purchased intangible assets	361	1,263
Integration, transaction and restructuring costs	179	459
Change in contingent consideration	32	(11)
Income tax expense related to goodwill	38	54
Non-GAAP adjusted net income	$666	$(852)

Set forth below is a reconciliation of our non-GAAP adjusted net income per share to our GAAP net loss attributable to common shareholders, per share.

	Three Months Ended March 31,
	2018	2017
GAAP net loss attributable to common shareholders, per share	$(0.06)	$(0.29)
Impact of preferred stock dividend	0.07	0.03
Net income (loss) per end-of-period share	0.01	(0.26)

Foreign exchange / other expense	(0.01)	0.00
Stock-based compensation expense	0.01	0.01
Amortization of purchased intangible assets	0.03	0.12
Integration, transaction and restructuring costs	0.02	0.04
Change in contingent consideration	0.00	0.00
Income tax expense related to goodwill	0.00	0.01
Non-GAAP adjusted net income per share	$0.06	$(0.08)

End-of-period shares	11,665,174	10,423,511

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of March 31, 2018 and 2017, including shares which were issued but have not been settled, and considered contingent consideration. Accordingly, the end-of-period diluted common shares include 248,625 of contingently issuable shares at March 31, 2017. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward losses to offset the applicable income taxes.

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our platform accounted for approximately 39% and 47% of our revenue for the three months ended March 31, 2018 and 2017, respectively.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 37 days for primary care and 41 days for combined specialties for the twelve months ended March 31, 2018, and approximately 33 days for primary care and 40 days for combined specialties for the twelve months ended March 31, 2017, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2016.

Providers and Practices Served: As of March 31, 2018, we provided RCM and related services to approximately 3,400 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 750 practices. In addition, we served approximately 220 clients who were not medical practices, but are service organizations who serve the healthcare community. As of March 31, 2017, we served approximately 2,700 providers representing approximately 800 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our EHR and practice management software as part of the bundled fee. All of these services are considered medical billing revenue. These payments accounted for approximately 88% and 89% of our revenues during the three months ended March 31, 2018 and 2017, respectively.

We earned approximately 2% of our revenue from clearinghouse and EDI clients during both the three months ended March 31, 2018 and 2017. We earned approximately 4% of our revenue from printing and mailing operations during both the three months ended March 31, 2018 and 2017.

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

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “Transition Tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. For the Transition Tax, further information is required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Act. We expect to complete our analysis within the measurement period in accordance with Staff Accounting Bulletin (“SAB”) 118.

The Act includes a provision effective January 1, 2018 for a global intangible low-taxed income (“GILTI”) tax. Companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

The Company will continue to analyze the effects of the Act on its consolidated financial statements and operations. Our estimates are subject to change as we review the data available and any additional guidance. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided in SAB 118. No provisional amounts were recorded during the quarter ended March 31, 2018.

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

Critical accounting policies are those policies used in the preparation of our condensed consolidated financial statements that require management to make difficult, subjective, or complex adjustments, and to make estimates about the effect of matters that are inherently uncertain. As a result of our adoption of the new revenue recognition standard on January 1, 2018, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of revenue.

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates. Under ASC 606, certain significant accounting estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure the medical billing revenue. We analyze various factors including, but not limited to, contractual terms and conditions, the credit-worthiness of our customers and our pricing policies. Changes in judgment on any of the above factors could materially impact the timing and amount of revenue recognized in a given period.

We estimate the variable consideration which we expect to be entitled to over the contractual period associated with our medical billing contracts, which begins no earlier than go-live, and recognize the fees over the term. The estimate of variable consideration included in the transaction price typically involves estimating the amounts our clients will ultimately collect associated with the services they provide and the relative fee we charge associated with those collections. When reviewing our estimates, in order to ensure that our estimates do not pose a risk of significantly overstating our revenue in any reporting period, we will apply constraints, when appropriate, to certain estimates around our variable consideration. Variable consideration estimates are updated at each reporting period.

Although we believe that our approach to estimates and judgements is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material. Our estimates of variable consideration may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. The amount of variable consideration recognized to date that remains subject to estimation is included within the contract asset on the condensed consolidated balance sheet.

Revenue is recognized as the performance obligations are satisfied. We derive revenue from six primary sources: medical billing revenue, ancillary services, clearinghouse and EDI services, professional services, EnrollmentPlus and printing and mailing. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations. We account for individual performance obligations separately if they are distinct. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling prices are based on the contractual price for the service.

Other than the additional estimates as a result of ASC 606 discussed above, there have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended March 31,
	2018	2017
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	54.0%	63.5%
Selling and marketing	3.7%	4.3%
General and administrative	31.3%	36.3%
Change in contingent consideration	0.4%	(0.1)%
Research and development	3.1%	3.4%
Depreciation and amortization	7.1%	18.5%
Restructuring charges	0.0%	3.4%
Total operating expenses	99.6%	129.3%

Operating income (loss)	0.4%	(29.3)%

Interest expense - net	0.8%	3.4%
Other income - net	1.8%	0.5%
Income (loss) before income taxes	1.4%	(32.2)%
Income tax provision	0.6%	0.7%
Net income (loss)	0.8%	(32.9)%

Comparison of the three months ended March 31, 2018 and 2017

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percent
Revenue	$8,307,325	$8,220,074	$87,251	1%

Revenue. Total revenue of $8.3 million for the three months ended March 31, 2018 increased by $87,000 or 1% from revenue of $8.2 million for the three months ended March 31, 2017. Total revenue for the three months ended March 31, 2018 included approximately $47,000 from the adoption of ASC 606, approximately $66,000 of revenue from customers we acquired from the WMB acquisition, offset by attrition from customers.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percent
Direct operating costs	$4,484,055	$5,222,736	$(738,681)	(14)%
Selling and marketing	305,014	355,511	(50,497)	(14)%
General and administrative	2,600,734	2,986,663	(385,929)	(13)%
Research and development	255,880	280,849	(24,969)	(9)%
Change in contingent consideration	31,749	(11,188)	42,937	384%
Depreciation	151,072	163,683	(12,611)	(8)%
Amortization	439,699	1,355,862	(916,163)	(68)%
Restructuring charges	-	275,628	(275,628)	(100)%
Total operating expenses	$8,268,203	$10,629,744	$(2,361,541)	(22)%

Direct Operating Costs. Direct operating costs of $4.5 million for the three months ended March 31, 2018 decreased by $739,000 or 14% from direct operating costs of $5.2 million for the three months ended March 31, 2017. During the three months ended March 31, 2018 salary costs decreased by $217,000 in the U.S., and by $203,000 in India, Sri Lanka and Poland. Operational outsourcing costs decreased by $220,000. Software platform costs decreased by $102,000.

Selling and Marketing Expense. Selling and marketing expense of $305,000 for the three months ended March 31, 2018 decreased by $50,000 or 14% from selling and marketing expense of $356,000 for the three months ended March 31, 2017. The reduction was primarily due to reduced salary costs.

General and Administrative Expense. General and administrative expense of $2.6 million for the three months ended March 31, 2018 decreased by $386,000 or 13% compared to the same period in 2017. The reduction in general and administrative expense for the three months ended March 31, 2018 was primarily due to reduced salary costs, equipment lease costs and travel expenses.

Research and Development Expense. Research and development expense of $256,000 for the three months ended March 31, 2018 decreased by $25,000 or 9% from research and development expense of $281,000 for the three months ended March 31, 2017.

Contingent Consideration. The change in contingent consideration of $32,000 during the three months ended March 31, 2018 and $11,000 during the three months ended March 31, 2017 relates to the change in the fair value of the contingent consideration from acquisitions.

Depreciation. Depreciation of $151,000 for the three months ended March 31, 2018 decreased by $13,000 or 8% from depreciation of $164,000 for the three months ended March 31, 2017 as a result of property and equipment becoming fully depreciated.

Amortization Expense. Amortization expense of $440,000 for the three months ended March 31, 2018 decreased by $916,000 from amortization expense of $1.4 million for the three months ended March 31, 2017. This decrease resulted from the intangible assets acquired in connection with our 2014 acquisitions becoming fully amortized.

Restructuring Charges. Restructuring charges primarily represent employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees associated with the closing of the operations in India and Poland. There were no similar costs incurred in 2018.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percent
Interest income	$5,285	$3,421	$1,864	54%
Interest expense	(74,081)	(279,425)	205,344	73%
Other income - net	151,374	38,031	113,343	(298)%
Income tax provision	46,664	60,302	(13,638)	(23)%

Interest Income. Interest income of $5,000 for the three months ended March 31, 2018 increased by $2,000 or 54% from interest income of $3,000 for the three months ended March 31, 2017. Interest income primarily represents late fees from customers.

Interest Expense. Interest expense of $74,000 for the three months ended March 31, 2018 decreased by $205,000 or 73% from interest expense of $279,000 for the three months ended March 31, 2017. This decrease was primarily due to interest costs on borrowings under our term loans and line of credit and amounts related to the MediGain transaction which were repaid during 2017. Interest expense includes the amortization of deferred financing costs which was $49,000 and $56,000 during the three months ended March 31, 2018 and 2017, respectively.

Other Income - net. Other income - net was $151,000 for the three months ended March 31, 2018 compared to other income - net of $38,000 for the three months ended March 31, 2017. Included in other income are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There was a $47,000 provision for income taxes for the three months ended March 31, 2018, a decrease of $14,000 or 23% compared to the provision for income taxes of $60,000 for the three months ended March 31, 2017. Included in the three months ended March 31, 2018 and 2017 tax provisions are $38,000 and $54,000 deferred income tax provisions related to the amortization of goodwill. The decrease in the income tax provision is primarily due to the lower statutory Federal tax rate effective January 1, 2018. The pre-tax income was $122,000 for the three months ended March 31, 2018 compared to a pre-tax loss of $2.6 million for the three months ended March 31, 2017. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2018 and 2017.

Liquidity and Capital Resources

The Company had a cash balance of $3.5 million at March 31, 2018 and no outstanding amounts drawn on its credit facility with SVB.

During October 2017, the Company repaid and closed its Opus credit facility and replaced it with a $5 million revolving line of credit with SVB. Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate, as defined in the agreement. The entire facility is currently available to the Company. As of March 31, 2018, the Company was in compliance with all the covenants contained in the SVB credit agreement.

During the three months ended March 31, 2018, there was positive cash flow from operations of approximately $673,000 and the Company ended the quarter with $3.5 million in cash, positive working capital of $5.4 million and no bank debt.

Management achieved extensive expense reductions following the acquisition of MediGain in October 2016. The cost cutting included closing certain domestic and foreign facilities, eliminating reliance on subcontractors, and reducing non-essential personnel where work could be performed by offshore employees more cost-effectively.

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$673,381	$(867,449)
Net cash used in investing activities	(174,242)	(212,117)
Net cash used in financing activities	(1,114,037)	(1,117,237)
Effect of exchange rate changes on cash	(206,264)	(30,227)
Net decrease in cash	$(821,162)	$(2,227,030)

The income before income taxes was $122,000 for the three months ended March 31, 2018, which included $591,000 of non-cash depreciation and amortization.

During 2017, the Company raised a total of $18.4 million in net proceeds from a series of equity financings. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. Between June and December 2017, the Company completed six public offerings of approximately 765,000 shares of Preferred Stock at $25.00 per share, raising net proceeds of approximately $16.4 million. During April 2018, the Company sold 420,000 shares of Preferred Stock and raised net proceeds of approximately $9.4 million.

Operating Activities

Cash provided by operating activities was $673,000 during the three months ended March 31, 2018, compared to cash used in operating activities of $867,000 during the three months ended March 31, 2017. The decrease in the net loss of $2.8 million included the following changes in non-cash items: decrease in depreciation and amortization of $929,000, increase in foreign exchange gain of $116,000, decrease in provision for doubtful accounts of $86,000 and a change in contingent consideration of $43,000. The change in operating assets and liabilities decreased by $113,000.

Accounts receivable decreased by $24,000 for the three months ended March 31, 2018, compared with a decrease of $248,000 for the three months ended March 31, 2017. Accounts payable, accrued compensation and accrued expenses decreased by $212,000 for the three months ended March 31, 2018 compared to a decrease of $366,000 for the three months ended March 31, 2017.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2018 was $174,000, a decrease of $38,000 compared to $212,000 during the three months ended March 31, 2017.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2018 and 2017 was $1.1 million. Cash used in financing activities during the three months of 2018 includes $93,000 of repayments for debt obligations and $755,000 of preferred stock dividends. Cash used in financing activities for three months ended March 31, 2017 included $765,000 repayment of debt obligations and $203,000 of preferred stock dividends. Average borrowings from our revolving line of credit were $2 million for the three months ended March 31, 2017. There were no borrowings during the three months ended March 31, 2018.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of March 31, 2018. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2018 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” For its adoption, we implemented changes to our revenue recognition processes and control activities within them such as development of new entity-wide policies, in-house training, ongoing contract reviews and system changes to accommodate presentation and disclosure requirements.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medical Transcription Billing, Corp.

May 15, 2018	By:	/s/ Stephen Snyder
Date		Stephen Snyder
Chief Executive Officer

May 15, 2018	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

