Form 10-Q
period 2018-06-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2018-08-08
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________  to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company-, emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At August 6, 2018, the registrant had 11,846,424 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2018. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of Orion Healthcorp, Inc. and other acquired businesses into our infrastructure;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to protect and enforce intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as executive chairman, all of which are critical to growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,722,619	$4,362,232
Accounts receivable - net of allowance for doubtful accounts of $192,000 and $185,000 at June 30, 2018 and December 31, 2017, respectively	3,437,850	3,879,463
Contract asset	1,669,323	-
Current assets - related party	25,203	25,203
Prepaid expenses and other current assets	1,730,621	662,822
Total current assets	18,585,616	8,929,720
Property and equipment - net	1,388,173	1,385,743
Intangible assets - net	1,702,240	2,509,544
Goodwill	12,263,943	12,263,943
Other assets	424,725	436,713
TOTAL ASSETS	$34,364,697	$25,525,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$590,266	$991,859
Accrued compensation	1,033,945	1,137,351
Accrued expenses	922,244	616,778
Deferred rent (current portion)	88,697	81,826
Deferred revenue (current portion)	27,675	62,104
Accrued liability to related party	10,663	10,675
Notes payable - other (current portion)	81,295	168,718
Contingent consideration (current portion)	563,466	505,557
Dividend payable	1,056,217	747,147
Total current liabilities	4,374,468	4,322,015
Notes payable - other	140,613	120,899
Deferred rent	255,468	333,788
Deferred revenue	28,212	28,615
Contingent consideration	-	97,854
Deferred tax liability	450,072	372,072
Total liabilities	5,248,833	5,275,243
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 2,000,000 shares; issued and outstanding 1,536,289 and 1,086,739 shares at June 30, 2018 and December 31, 2017, respectively	1,536	1,087
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,405,973 and 12,271,390 shares at June 30, 2018 and December 31, 2017, respectively; outstanding, 11,665,174 and 11,530,591 shares at June 30, 2018 and December 31, 2017, respectively	12,406	12,272
Additional paid-in capital	52,710,345	45,129,517
Accumulated deficit	(21,794,949)	(23,509,386)
Accumulated other comprehensive loss	(1,151,474)	(721,070)
Less: 740,799 common shares held in treasury, at cost at June 30, 2018 and December 31, 2017	(662,000)	(662,000)
Total shareholders’ equity	29,115,864	20,250,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,364,697	$25,525,663

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET REVENUE	$8,682,937	$7,784,750	$16,990,262	$16,004,824
OPERATING EXPENSES:
Direct operating costs	4,333,573	4,197,824	8,817,628	9,420,560
Selling and marketing	403,057	268,958	708,071	624,469
General and administrative	3,054,205	2,771,811	5,654,939	5,758,474
Research and development	248,921	313,400	504,800	594,249
Change in contingent consideration	11,030	162,611	42,780	151,423
Depreciation and amortization	559,696	1,453,145	1,150,467	2,972,690
Restructuring charges	-	-	-	275,628
Total operating expenses	8,610,482	9,167,749	16,878,685	19,797,493
OPERATING INCOME (LOSS)	72,455	(1,382,999)	111,577	(3,792,669)
OTHER:
Interest income	29,939	4,731	35,224	8,152
Interest expense	(74,167)	(285,144)	(148,248)	(564,569)
Other income - net	218,589	36,839	369,963	74,870
INCOME (LOSS) BEFORE INCOME TAXES	246,816	(1,626,573)	368,516	(4,274,216)
Income tax provision	51,536	67,030	98,200	127,332
NET INCOME (LOSS)	$195,280	$(1,693,603)	$270,316	$(4,401,548)

Preferred stock dividend	1,248,717	427,875	2,024,049	630,454
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,053,437)	$(2,121,478)	$(1,753,733)	$(5,032,002)
Loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.20)	$(0.15)	$(0.48)
Weighted-average basic and diluted shares outstanding	11,665,174	10,833,075	11,641,190	10,504,417

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$195,280	$(1,693,603)	$270,316	$(4,401,548)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(227,258)	11,811	(430,404)	(30,851)
COMPREHENSIVE LOSS	$(31,978)	$(1,681,792)	$(160,088)	$(4,432,399)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Preferred Stock		Common Stock		Additional		Accumulated Other	Treasury	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	(Common) Stock	Shareholders’ Equity
Balance- December 31, 2017 before adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance- January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net income	-	-	-	-	-	270,316	-	-	270,316
Foreign currency translation adjustment	-	-	-	-	-	-	(430,404)	-	(430,404)
Issuance of stock under the Amended and Restated Equity Incentive Plan	29,550	29	134,583	134	(163)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	476,800	-	-	-	476,800
Tax withholding obligations on stock issued to employees	-	-	-	-	(226,250)	-	-	-	(226,250)
Issuance of preferred stock, net of fees and expenses	420,000	420	-	-	9,354,490	-	-	-	9,354,910
Preferred stock dividends	-	-	-	-	(2,024,049)	-	-	-	(2,024,049)
Balance - June 30, 2018	1,536,289	$1,536	12,405,973	$12,406	$52,710,345	$(21,794,949)	$(1,151,474)	$(662,000)	$29,115,864

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$270,316	$(4,401,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,150,467	2,972,690
Amortization of sales commissions	26,472	-
Deferred rent	(36,022)	(22,013)
Deferred revenue	(34,832)	659
Provision for doubtful accounts	112,406	320,616
Provision for deferred income taxes	78,000	110,000
Foreign exchange gain	(332,100)	(2,835)
Interest accretion	95,604	134,870
Non-cash restructuring charges	-	17,001
Stock-based compensation expense	537,402	208,035
Change in contingent consideration	42,780	151,423
Changes in operating assets and liabilities:
Accounts receivable	329,207	530,913
Other assets	(91,643)	30,449
Accounts payable and other liabilities	(180,452)	(739,145)
Net cash provided by (used in) operating activities	1,967,605	(688,885)
INVESTING ACTIVITIES:
Capital expenditures	(376,430)	(345,215)
Cash deposit paid for acquisition	(1,000,000)	-
Net cash used in investing activities	(1,376,430)	(345,215)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement costs	-	2,000,000
Proceeds from issuance of preferred stock, net of placement costs	9,415,000	6,536,217
Preferred stock dividends paid	(1,714,979)	(410,827)
Settlement of tax withholding obligations on stock issued to employees	(213,675)	(195,912)
Repayments of notes payable	(139,485)	(4,287,506)
Proceeds from line of credit	-	400,000
Repayments of line of credit	-	(400,000)
Contingent consideration payments	(82,725)	(33,114)
Other financing activities	(60,090)	(217,448)
Net cash provided by financing activities	7,204,046	3,391,410
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(434,834)	(23,704)
NET INCREASE IN CASH	7,360,387	2,333,606
CASH - Beginning of the period	4,362,232	3,476,880
CASH - End of period	$11,722,619	$5,810,486
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$75,372	$30,746
Dividends declared, not paid	$1,056,217	$422,206
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$29,673	$7,263
Interest	$20,221	$254,414

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”) a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly-owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began the winding down of its operations in India and Poland. These operations have been terminated and the Indian subsidiary is being liquidated. The Poland subsidiary has been liquidated.

In May 2018, MTBC formed MTBC Health, Inc. (“MHI”) and MTBC Practice Management, Corp., (“MPM”) each a Delaware corporation, in connection with its acquisition of substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). (See Note 15.) MHI is a direct, wholly owned subsidiary of MTBC, and was formed to own and operate the revenue cycle management and group purchasing organization businesses acquired from Orion. MPM is a wholly owned subsidiary of MHI, and was formed to own and operate the practice management business acquired from Orion.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

The Company determined that the only significant incremental cost incurred to obtain contracts within the scope of ASC 606, are sales commissions paid to sales people and outside referral sources. Under the new standard, certain costs to obtain a contract, which we previously expensed, are deferred and amortized over the period of contract performance or a longer period, generally the expected client life. The impact to the accumulated deficit as of January 1, 2018 was approximately $101,000. As of June 30, 2018, the capitalized sales commissions were approximately $113,000. Amortization of capitalized sales commissions for the three and six months ended June 30, 2018 was approximately $14,000 and $26,000, respectively.

The following table reconciles the balances as presented for the three and six months ended June 30, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
NET REVENUE	$8,682,937	$279,560	$8,403,377	$16,990,262	$326,631	$16,663,631
OPERATING EXPENSES:
Direct operating costs	4,333,573	-	4,333,573	8,817,628	-	8,817,628
Selling and marketing	403,057	(7,688)	410,745	708,071	(11,225)	719,296
General and administrative	3,054,205	-	3,054,205	5,654,939	-	5,654,939
Research and development	248,921	-	248,921	504,800	-	504,800
Change in contingent consideration	11,030	-	11,030	42,780	-	42,780
Depreciation and amortization	559,696	-	559,696	1,150,467	-	1,150,467
Total operating expenses	8,610,482	(7,688)	8,618,170	16,878,685	(11,225)	16,889,910
OPERATING INCOME (LOSS)	72,455	287,248	(214,793)	111,577	337,856	(226,279)
OTHER:
Interest income	29,939	-	29,939	35,224	-	35,224
Interest expense	(74,167)	-	(74,167)	(148,248)	-	(148,248)
Other income - net	218,589	-	218,589	369,963	-	369,963
INCOME BEFORE INCOME TAXES	246,816	287,248	(40,432)	368,516	337,856	30,660
Income tax provision	51,536	-	51,536	98,200	-	98,200
NET INCOME (LOSS)	$195,280	$287,248	$(91,968)	$270,316	$337,856	$(67,540)

Preferred stock dividend	1,248,717	-	1,248,717	2,024,049	-	2,024,049
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,053,437)	$287,248	$(1,340,685)	$(1,753,733)	$337,856	$(2,091,589)
Loss per common share:
Basic and diluted (loss) income per share	$(0.09)	$0.02	$(0.11)	$(0.15)	$0.03	$(0.18)

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

We plan to adopt the new standard on a modified retrospective basis. We have assigned internal resources to assist in the evaluation of the potential impacts of this standard. Implementation efforts to date have included training on the new standards, the review of lease agreements and other contracts to evaluate potential embedded leases. The Company is continuing to evaluate the effect that Topic 842 will have on its consolidated financial statements and related disclosures. We are in the process of implementing changes to our processes and controls in conjunction with the review of existing lease agreements in connection with the adoption of the new standard. Implementation efforts to date have included training on the new standard, the review of lease agreements and other contracts and the purchase of software to assist us in the accounting and evaluation required under Topic 842. We anticipate that this standard will have a material impact on our consolidated financial statements, as all long-term leases will be capitalized on the condensed consolidated balance sheet. We expect that our leases designated as operating leases in Note 11 – Commitments and Contingencies included in our Annual Report on Form 10-K for the year ended December 31. 2017, filled with the Securities and Exchange Commission on March 7, 2018 will be reported on the consolidated balance sheet upon adoption.

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

Revenue earned from the WMB acquisition was approximately $47,000 and $113,000 during the three and six months ended June 30, 2018, respectively.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the WMB acquisition occurred on January 1, 2017. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. Pro forma information for the three and six months ended June 30, 2018 is not presented as there was no acquisition which was not fully reflected in the Company’s condensed consolidated financial statements during those periods.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Total revenue	$8,041	$16,523
Net loss attributable to common shareholders	$(2,108)	$(5,003)
Net loss per common share	$(0.19)	$(0.48)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning gross balance	$12,263,943	$12,178,868
Acquisition	-	85,075
Ending gross balance	$12,263,943	$12,263,943

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017

Contracts and relationships acquired	$16,491,300	$16,491,300
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,521,664	1,498,417
Total intangible assets	19,249,341	19,226,094
Less: Accumulated amortization	(17,547,101)	(16,716,550)
Intangible assets - net	$1,702,240	$2,509,544

Amortization expense was approximately $854,000 and $2.6 million for the six months ended June 30, 2018 and 2017 and $415,000 and $1.3 million for the three months ended June 30, 2018 and 2017, respectively. The weighted-average amortization period is three years.

As of June 30, 2018, future amortization scheduled to be expensed is as follows:

Years Ending December 31
2018 (six months)	$737,104
2019	850,389
2020	103,127
2021	11,620
Total	$1,702,240

5. NET LOss per COMMON share

The following table presents the basic and diluted net loss per weighted-average shares outstanding for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and Diluted:
Net loss attributable to common shareholders	$(1,053,437)	$(2,121,478)	$(1,753,733)	$(5,032,002)
Weighted average shares applicable to common shareholders used in computing basic and diluted loss per share	11,665,174	10,833,075	11,641,190	10,504,417
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.09)	$(0.20)	$(0.15)	$(0.48)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 2,000,000 warrants issued during the second quarter of 2017 as part of the registered direct sale of common stock (which expired unexercised in May 2018) and the 125,000 warrants granted to Silicon Valley Bank (“SVB”) in October 2017 have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6. DEBT

SVB — During October 2017, the Opus credit facility was replaced with a revolving line of credit from SVB under a three-year agreement. The SVB credit facility is a $5 million secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit facility agreement. The full $5 million facility is generally available to the Company. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.75%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

In connection with the SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the SVB credit agreement, the warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At June 30, 2018, the Company was in compliance with all covenants.

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

7. Commitments and Contingencies

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”), denied the Company’s and MAC’s request to enjoin an arbitration proceeding demanded by a former customer related to RCM services provided by parties other than the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s order. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. The demand for arbitration alleges breach of a billing services agreement between the former customer and Millennium Practice Management Associates, Inc., (“MPMA”) a subsidiary of MediGain, and seeks compensatory damages and costs. The Company and MAC contend they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of MPMA under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. While the allegations of breach of contract made by the former customer have not been the subject of ongoing legal proceedings, the Company and MAC believe that such allegations lack merit on numerous grounds. The Company’s and MAC’s appeal remains pending.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. Including the proceeding described above, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2021. Certain of these leases contain renewal options. There is an offshore lease with monthly rent payments of approximately $21,000 that has a three-month cancellation provision. The Company also has month to month leases for its US corporate facility and other locations amounting to approximately $12,000 per month which it expects to remain month to month (See Note 8).

Future minimum lease payments under non-cancelable operating leases for office space as of June 30, 2018 are as follows:

Years Ending December 31	Total
2018 (six months)	$158,055
2019	198,193
Total	$356,248

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to approximately $436,000 and $453,000 for the six months ended June 30, 2018 and 2017, respectively, and $220,000 and $224,000 for the three months ended June 30, 2018 and 2017, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of June 30, 2018 is payable in cash through 2019, which represents the date through which contingent payments are forecasted to be required. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

8. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $9,000 and $8,000 for the six months ended June 30, 2018 and 2017, respectively and $4,000 for both the three months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the receivable balance due from this customer was approximately $1,400 and $1,900, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $64,000 for both the six months ended June 30, 2018 and 2017 and $32,000 for both the three months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, the Company had a liability outstanding to KAI of approximately $11,000, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense was approximately $95,000 and $94,000 for the six months ended June 30, 2018 and 2017 respectively, and for both the three months ended June 30, 2018 and 2017 was approximately $47,000, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices of approximately $13,000 as of both June 30, 2018 and December 31, 2017. The June 30, 2018 and December 31, 2017 balances also include prepaid rent paid to the Executive Chairman of approximately $12,000.

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

All of our revenue is derived from contracts with customers and is reported as revenue in the condensed consolidated statements of operations. In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. We provide value to our clients over the term of the contract and recognize revenue ratably over the term, which is consistent with the measure of progress. In the event that we are entitled to variable consideration for services provided during a specific time period, fees for these services are allocated to and recognized over the specific time period. Our contracts contain penalty clauses for early termination. Although our contracts have stated terms of one or more years, under ASC 606 our contracts are considered month to month and accordingly, there is no financing component.

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

The following table represents a disaggregation of revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medical billing revenue	$7,866,650	$7,013,263	$15,259,040	$14,345,898
Ancillary services	313,454	251,104	562,091	534,761
Printing and mailing	301,279	294,627	649,523	641,420
Clearinghouse and EDI services	141,901	185,842	335,340	372,177
EnrollmentPlus	19,200	-	102,857	-
Professional services	40,453	39,914	81,411	110,568
Total	$8,682,937	$7,784,750	$16,990,262	$16,004,824

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

The contract asset in the condensed consolidated balance sheet represents the revenue associated with the amounts our clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections. The performance obligations as of January 1, 2018 were substantially recognized in the quarter ended March 31, 2018. As of June 30, 2018, the estimated revenue expected to be recognized in the future related to the remaining performance obligations was approximately $1.7 million. As of June 30, 2018, the Company determined the contract asset for a significant customer, where the information was previously unavailable. Of the total contract asset at June 30, 2018, approximately $210,000 was related to this customer. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next 3 months.

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

MTBC also provides implementation and professional services to clearinghouse customers and records revenue monthly on a time and materials basis. This is a separate performance obligation from the clearinghouse and EDI services provided. The performance obligation is satisfied once the implementation or professional service is completed.

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

Information about contract balances:

Accounts receivable are shown separately at their net realizable value in our condensed consolidated balance sheets. Amounts that we are entitled to collect under the applicable contract are recorded as accounts receivable. Invoicing is performed at the end of each month when the services have been provided. The contract asset results from our medical billing services and is due to the timing of revenue recognition, submission of claims from our customers and payments from the insurance providers. The contract asset includes our right to payment for services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, contracts for medical billing services where we recognize revenue over time but do not have a contractual right to payment until the customer receives payment of their claim from the insurance provider. The contract asset was approximately $1.7 million as of June 30, 2018. Changes in the contract asset are recorded as adjustments to net revenues and primarily result from providing services to customers that result in additional consideration and are offset by our right to payment for services becoming unconditional. Deferred revenue represents sign-up fees received from customers that are amortized over 3 years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Beginning balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
(Decrease) increase, net	(441,613)	326,631	(34,429)	(403)
Ending balance as of June 30, 2018	$3,437,850	$1,669,323	$27,675	$28,212

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. Amortization of the capitalized commissions was $14,000 and $26,000 for the three and six months ended June 30, 2018, respectively. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $113,000 at June 30, 2018 and are included in the Other Assets lines in our condensed consolidated balance sheets.

10.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted its Equity Incentive Plan, reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, this plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. During June 2018, the Company’s shareholders approved the addition of 200,000 preferred shares to the Equity Incentive Plan for future grants. As of June 30, 2018, 985,700 shares of common stock and 227,200 shares of Series A Preferred Stock are available for grant under our equity incentive plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock RSUs

During May 2018, a total of 150,000 RSUs of common stock were granted equally to two executive officers. The RSUs vest in one-third increments over the next 15 months from the grant date. During the third quarter of 2017, a total of 200,000 RSUs of common stock were granted equally to the four outside members of the Board of Directors and a total of 300,000 RSUs of common stock were granted equally to three executive officers. The RSUs vest over the next two years, at six month intervals.

The following table summarizes the RSU transactions related to the common stock under our equity incentive plan for the six months ended June 30, 2018:

Outstanding and unvested at January 1, 2018	605,969
Granted	231,200
Vested	(150,482)
Forfeited	(5,666)
Outstanding and unvested at June 30, 2018	681,021

Of the total outstanding and unvested at June 30, 2018, 591,251 RSUs are classified as equity and 89,770 RSUs are classified as a liability.

The liability for the cash-settled awards was approximately $45,000 and $41,000 at June 30, 2018 and December 31, 2017, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

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

In 2017, the Compensation Committee of the Board of Directors approved executive bonuses to be paid in shares of Series A Preferred Stock, with the number of shares and the value based on specified criteria being achieved during the year. The Company accrued for this expense as based on the probable amount to be paid.

In 2018, the Compensation Committee has again approved executive bonuses to be paid in shares of Series A Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during 2018. The achievement of these criteria will be determined after the year-end. Once the Company’s shareholders added additional shares of preferred stock to the Equity Incentive Plan, the Company begun accruing for 2018 bonuses based on the probability of achieving the results. During the quarter ended June 30, 2018, approximately $154,000 was accrued for the 2018 stock bonuses and is included in stock based compensation expense.

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2018 and 2017:

Stock-based compensation included in the	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statement of Operations:	2018	2017	2018	2017
Direct operating costs	$8,475	$2,680	$9,859	$5,457
General and administrative	396,674	68,791	522,600	194,081
Research and development	4,563	7,218	4,944	8,497
Total stock-based compensation expense	$409,712	$78,689	$537,403	$208,035

11.	INCOME TAXES

The current income tax provision for the six months ended June 30, 2018 and 2017 primarily relates to state minimum taxes and foreign income taxes. The deferred income tax provision for the six months ended June 30, 2018 and 2017 relates to the amortization of goodwill.

Although the Company is forecasting a return to profitability, it has not had sufficient history of profitable operations which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of June 30, 2018 and December 31, 2017. The valuation allowance has been applied to the net deferred tax assets and liabilities excluding the deferred tax liability related to the amortization of goodwill.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “Transition Tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. For the Transition Tax, we are finalizing the estimated amount of accumulated foreign earnings. We expect to complete our analysis within the measurement period in accordance with Staff Accounting Bulletin (“SAB”) 118.

The Act includes a provision effective January 1, 2018 for a global intangible low-taxed income (“GILTI”) tax, which is a new U.S. income inclusion of certain foreign earnings under the Subpart F tax regulations, but ultimately allowable to be offset by the Company’s available net operating loss carryover. Companies can account for the GILTI inclusion in either the period incurred or establish deferred tax liabilities for the expected future taxes associated with accumulated GILTI. The Company elected to record the GILTI provisions as they are incurred each period. For the three and six months ended June 30, 2018, no GILTI tax liability was recorded.

The Company will continue to analyze the effects of the Act on its consolidated financial statements and operations. Our estimates are subject to change as we review the data available and any additional guidance. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided in SAB 118. No provisional amounts were recorded during the six months ended June 30, 2018. We expect to conclude our analysis by the end of the third quarter.

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

As of June 30, 2018 and December 31, 2017, the carrying amounts of receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Contingent Consideration

The Company’s contingent consideration of approximately $563,000 and $603,000 as of June 30, 2018 and December 31, 2017, respectively, are Level 3 liabilities. The fair value of the contingent consideration at June 30, 2018 and December 31, 2017 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2018	2017
Balance - January 1,	$603,411	$929,549
Change in fair value	42,780	151,423
Settlement in the form of shares issued	-	(331,676)
Payments	(82,725)	(33,114)
Balance - June 30,	$563,466	$716,182

15.	SUBSEQUENT EVENT

On May 4, 2018, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion. The acquisition was approved through a sale order dated June 29, 2018 by the United States Bankruptcy Court for the Eastern District of New York as a Section 363 purchase under Chapter 11 of the U.S. Bankruptcy Code. The final purchase price was $12.6 million. The final APA was approved by the Bankruptcy Court, with an effective date of July 1, 2018. We expect that this acquisition will be accounted for as a business combination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2018 and 2017 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC is a healthcare information technology company that provides a fully integrated suite of proprietary web-based solutions, together with related business services, to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform is designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. We are able to deliver our leading solutions at very competitive prices because we leverage our proprietary software, which automates our workflows and increases efficiency, together with our highly educated and specialized offshore workforce of approximately 2,000 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees.

During July 2018, the Company acquired substantially all of the revenue cycle management, practice management and group purchasing assets of Orion Healthcorp, Inc. and 13 of its affiliates (together “Orion”). The Company paid $12.6 million in cash for the acquisition. This acquisition will expand the Company’s revenue cycle management business and offer group purchasing of vaccines to physicians. The Company will also manage three pediatric practices in Ohio and Illinois.

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

Our growth strategy involves two primary approaches: acquiring smaller RCM companies and then migrating the clients of those companies to our solutions, as well as growing organically through referrals from industry partners and our clients. Both prongs of our strategy have yielded positive results for us historically. The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in information technology infrastructure. Since the Company went public in July 2014, we have acquired substantially all of the assets of 12 RCM companies, including Orion. Although the specific arrangements have varied with each transaction, typical arrangements include a deeply-discounted price, consideration which is tied to revenues from customer relationships acquired, and structuring the acquisition as an asset purchase so as to limit our liability. We typically use our technology and our cost-effective offshore team to reduce costs promptly after the transaction closes, although there will be initial costs associated with the integration of the new businesses with our existing operations.

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

Our continued investment in sales and marketing during 2018 has helped us sign new customers which we expect will accelerate organic growth. Our newly launched talkEHRTM is a free medical billing product, but is designed to encourage users to upgrade to a revenue-generating, premium billing solution. Since the third quarter 2017 launch of talkEHR, approximately 1,700 providers have signed-up for talkEHR, with 260 as active users. Twenty-nine providers have already upgraded to our premium billing. As we move forward, we intend to continue to strategically promote talkEHR to new users, while encouraging providers who have already signed-up to actively use talkEHR in their day-to-day practice and upgrade to our premium billing solution.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 32% and 28% of total expenses for the six months ended June 30, 2018 and 2017, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% of foreign costs for the both six months ended June 30, 2018 and 2017, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Non-cash depreciation and amortization charges, and does not reflect any cash requirements for replacement for capital expenditures;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Net revenue	$8,683	$7,785	$16,990	$16,005

GAAP net income (loss)	$195	$(1,694)	$270	$(4,402)

Provision for income taxes	51	67	98	127
Net interest expense	44	280	113	556
Foreign exchange / other expense	(185)	28	(332)	(10)
Stock-based compensation expense	409	79	537	208
Depreciation and amortization	560	1,453	1,151	2,973
Integration, transaction and restructuring costs	472	92	651	551
Change in contingent consideration	11	163	43	151
Adjusted EBITDA	$1,557	$468	$2,531	$154

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Net revenue	$8,683	$7,785	$16,990	$16,005

GAAP net income (loss)	$195	$(1,694)	$270	$(4,402)
Provision for income taxes	51	67	98	127
Net interest expense	44	280	113	556
Other income - net	(218)	(37)	(370)	(75)
GAAP operating income (loss)	72	(1,384)	111	(3,794)
GAAP operating margin	0.8%	(17.8%)	0.7%	(23.7%)

Stock-based compensation expense	409	79	537	208
Amortization of purchased intangible assets	337	1,199	698	2,462
Integration, transaction and restructuring costs	472	92	651	551
Change in contingent consideration	11	163	43	151
Non-GAAP adjusted operating income	$1,301	$149	$2,040	$(422)
Non-GAAP adjusted operating margin	15.0%	1.9%	12.0%	(2.6%)

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and asset impairment charges and other non-operating expenditures;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to terminating leases and other contractual agreements, costs related to specific transactions and restructuring charges arising from discontinued facilities and operations;
●	Changes in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income (loss) to non-GAAP adjusted net income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
GAAP net income (loss)	$195	$(1,694)	$270	$(4,402)

Foreign exchange / other expense	(185)	28	(332)	(10)
Stock-based compensation expense	409	79	537	208
Amortization of purchased intangible assets	337	1,199	698	2,462
Integration, transaction and restructuring costs	472	92	651	551
Change in contingent consideration	11	163	43	151
Income tax expense related to goodwill	40	56	78	110
Non-GAAP adjusted net income	$1,279	$(77)	$1,945	$(930)

Set forth below is a reconciliation of our non-GAAP adjusted net income per share to our GAAP net loss attributable to common shareholders, per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net loss attributable to common shareholders, per share	$(0.09)	$(0.20)	$(0.15)	$(0.48)
Impact of preferred stock dividend	0.11	0.05	0.17	0.10
Net income (loss) per end-of-period share	0.02	(0.15)	0.02	(0.38)

Foreign exchange / other expense	(0.02)	0.00	(0.03)	0.00
Stock-based compensation expense	0.04	0.01	0.05	0.02
Amortization of purchased intangible assets	0.03	0.11	0.06	0.21
Integration, transaction and restructuring costs	0.04	0.01	0.06	0.05
Change in contingent consideration	0.00	0.01	0.00	0.01
Income tax expense related to goodwill	0.00	0.00	0.01	0.01
Non-GAAP adjusted net income per share	$0.11	$(0.01)	$0.17	$(0.08)

End-of-period shares	11,665,174	11,451,427	11,665,174	11,451,427

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of June 30, 2018 and 2017. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

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

Set forth below are our key operating and financial metrics for RCM customers using our platform, which excludes acquired customers who have not migrated to our platform as well as customers of our clearinghouse, EDI and other services. Revenue from practices using our platform accounted for approximately 39% and 47% of our revenue for the six months ended June 30, 2018 and 2017, respectively.

Days in Accounts Receivable: Days in accounts receivable measures the median number of days between the day a claim is submitted by us on behalf of our customer, and the date the claim is paid to our customer. Our clients’ median days in accounts receivable was approximately 39 days for primary care and 41 days for combined specialties for the twelve months ended June 30, 2018, and approximately 35 days for primary care and 41 days for combined specialties for the twelve months ended June 30, 2017, as compared to the national average of 36 and 40 days, respectively, as reported by the Medical Group Management Association in 2016.

Providers and Practices Served: As of June 30, 2018, we provided RCM and related services to approximately 3,300 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 730 practices. In addition, we served approximately 220 clients who were not medical practices, but are service organizations who serve the healthcare community. As of June 30, 2017, we served approximately 2,600 providers representing approximately 750 practices.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our EHR and practice management software as part of the bundled fee. All of these services are considered medical billing revenue. These payments accounted for approximately 91% and 90% of our revenues during the three months ended June 30, 2018 and 2017, respectively and 90% for both the six months ended June 30, 2018 and 2017.

We earned approximately 2% of our revenue from clearinghouse and EDI clients during both the three and six months ended June 30, 2018 and 2017. We earned approximately 3% and 4% of our revenue from printing and mailing operations during the three and six months ended June 30, 2018, respectively. We earned approximately 4% of our revenue from printing and mailing for both the three and six months ended June 30, 2017.

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

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2018 and December 31, 2017.

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

The Company will continue to analyze the effects of the Act on its consolidated financial statements and operations. Our estimates are subject to change as we review the data available and any additional guidance. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided in SAB 118. No provisional amounts were recorded during the six months ended June 30, 2018. We expect to conclude our analysis by the end of the third quarter.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	49.9%	53.9%	51.9%	58.9%
Selling and marketing	4.6%	3.5%	4.2%	3.9%
General and administrative	35.2%	35.6%	33.3%	36.0%
Change in contingent consideration	0.1%	2.1%	0.3%	0.9%
Research and development	2.9%	4.0%	3.0%	3.7%
Depreciation and amortization	6.4%	18.7%	6.8%	18.6%
Restructuring charges	0.0%	0.0%	0.0%	1.7%
Total operating expenses	99.1%	117.8%	99.5%	123.7%

Operating income (loss)	0.9%	(17.8%)	0.5%	(23.7%)

Interest expense - net	0.5%	3.6%	0.7%	3.5%
Other income - net	2.5%	0.5%	2.2%	0.5%
Income (loss) before income taxes	2.9%	(20.9%)	2.0%	(26.7%)
Income tax provision	0.6%	0.9%	0.6%	0.8%
Net income (loss)	2.3%	(21.8%)	1.4%	(27.5%)

Comparison of the three and six months ended June 30, 2018 and 2017

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenue	$8,682,937	$7,784,750	$898,187	12%	$16,990,262	$16,004,824	$985,438	6%

Revenue. Total revenue of $8.7 million and $17.0 million for the three and six months ended June 30, 2018 increased by $898,000 or 12% and $985,000 or 6% from revenue of $7.8 million and $16.0 million for the three and six months ended June 30, 2017, respectively. Total revenue for the three and six months ended June 30, 2018 included approximately $280,000 and $327,000 from the adoption of ASC 606, respectively and approximately $47,000 and $113,000, respectively of revenue from customers we acquired from the WMB acquisition.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Direct operating costs	$4,333,573	$4,197,824	$135,749	3%	$8,817,628	$9,420,560	$(602,932)	(6%)
Selling and marketing	403,057	268,958	134,099	50%	708,071	624,469	83,602	13%
General and administrative	3,054,205	2,771,811	282,394	10%	5,654,939	5,758,474	(103,535)	(2%)
Research and development	248,921	313,400	(64,479)	(21%)	504,800	594,249	(89,449)	(15%)
Change in contingent consideration	11,030	162,611	(151,581)	(93%)	42,780	151,423	(108,643)	(72%)
Depreciation	144,917	164,509	(19,592)	(12%)	295,988	328,192	(32,204)	(10%)
Amortization	414,779	1,288,636	(873,857)	(68%)	854,479	2,644,498	(1,790,019)	(68%)
Restructuring charges	-	-	-	-	-	275,628	(275,628)	(100%)
Total operating expenses	$8,610,482	$9,167,749	$(557,267)	(6%)	$16,878,685	$19,797,493	$(2,918,808)	(15%)

Direct Operating Costs. Direct operating costs of $4.3 million and $8.8 million for the three and six months ended June 30, 2018, respectively, increased by $136,000 or 3% and decreased by $603,000 or 6% from direct operating costs of $4.2 million and $9.4 million for the three and six months ended June 30, 2017, respectively. During the three months ended June 30, 2018, salary costs increased by $99,000 and other processing costs increased by $61,000. During the six months ended June 30, 2018, salary costs decreased by $556,000 and facility and other processing costs decreased by $29,000. The decrease in the salary costs for the six months ended June 30, 2018 were related to a decrease in the headcount related to the MediGain integration.

Selling and Marketing Expense. Selling and marketing expense of $403,000 and $708,000 for the three and six months ended June 30, 2018 increased by $134,000 or 50% and $84,000 or 13% from selling and marketing expense of $269,000 and $624,000 for the three and six months ended June 30, 2017, respectively. The increase was primarily due to increased marketing expenditures.

General and Administrative Expense. General and administrative expense of $3.1 million and $5.7 million for the three and six months ended June 30, 2018 increased by $282,000 or 10% and decreased by $104,000 or 2% compared to the same period in 2017. The increase in general and administrative expense for the three months ended June 30, 2018 was primarily due to legal and professional costs related to the Orion acquisition. The decrease in general and administrative expense for the six months ended June 30, 2018 was primarily due to reduced salary costs, equipment lease costs and travel expenses.

Research and Development Expense. Research and development expense of $249,000 and $505,000 for the three and six months ended June 30, 2018 decreased by $64,000 or 21% and $89,000 or 15% from research and development expense of $313,000 and $594,000 for the three and six months ended June 30, 2017, respectively.

Contingent Consideration. The change in contingent consideration of $11,000 and $43,000 during the three and six months ended June 30, 2018 and $163,000 and $151,000 during the three and six months ended June 30, 2017, respectively, relates to the change in the fair value of the contingent consideration from acquisitions.

Depreciation. Depreciation of $145,000 and $296,000 for the three and six months ended June 30, 2018 decreased by $20,000 or 12% and $32,000 or 10% from depreciation of $165,000 and $328,000 for the three and six months ended June 30, 2017, respectively, as a result of property and equipment becoming fully depreciated.

Amortization Expense. Amortization expense of $415,000 and $854,000 for the three and six months ended June 30, 2018 decreased by $874,000 and $1.8 million from amortization expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively. This decrease resulted from the intangible assets acquired in connection with the Company’s 2014 acquisitions becoming fully amortized.

Restructuring Charges. Restructuring charges during the six months ended June 30, 2017 primarily represent employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees associated with the closing of the operations in India and Poland. There were no similar costs incurred in 2018.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Interest income	$29,939	$4,731	$25,208	533%	$35,224	$8,152	$27,072	332%
Interest expense	(74,167)	(285,144)	210,977	74%	(148,248)	(564,569)	416,321	74%
Other income - net	218,589	36,839	181,750	493%	369,963	74,870	295,093	394%
Income tax provision	51,536	67,030	(15,494)	(23%)	98,200	127,332	(29,132)	(23%)

Interest Income. Interest income of $30,000 and $35,000 for the three and six months ended June 30, 2018 increased by $25,000 or 533% and $27,000 or 332% from interest income of $5,000 and $8,000 for the three and six months ended June 30, 2017, respectively. The increase in interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $74,000 and $148,000 for the three and six months ended June 30, 2018, respectively, decreased by $211,000 or 74% and $416,000 or 74% from interest expense of $285,000 and $565,000 for the three and six months ended June 30, 2017, respectively. This decrease was primarily due to interest costs on borrowings under our term loans and line of credit and amounts related to the MediGain transaction which were repaid during 2017. Interest expense includes the amortization of deferred financing costs which was $96,000 and $135,000 during the six months ended June 30, 2018 and 2017, respectively.

Other Income - net. Other income - net was $219,000 and $370,000 for the three and six months ended June 30, 2018, respectively, compared to other income - net of $37,000 and $75,000 for the three and six months ended June 30, 2017, respectively. Other income is primarily foreign currency transaction gains (losses) resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There was a $52,000 and a $98,000 provision for income taxes for the three and six months ended June 30, 2018, respectively, a decrease of $15,000 or 23% and $29,000 or 23% compared to the provision for income taxes of $67,000 and $127,000 for the three and six months ended June 30, 2017. Included in the June 30, 2018 and 2017 tax provisions are $78,000 and $110,000 deferred income tax provisions related to the amortization of goodwill. The decrease in the income tax provision is primarily due to the lower statutory Federal tax rate effective January 1, 2018. The pre-tax income was $247,000 and $369,000 for the three and six months ended June 30, 2018 compared to a pre-tax loss of $1.6 million and $4.3 million for the three and six months ended June 30, 2017, respectively. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2018 and 2017.

Liquidity and Capital Resources

The Company had a cash balance of $11.7 million at June 30, 2018 and no outstanding amounts drawn on its credit facility with SVB. During June 2018, the Company made a $1 million deposit towards the purchase price of Orion.

During October 2017, the Company repaid and closed its Opus credit facility and replaced it with a $5 million revolving line of credit with SVB. Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate, as defined in the agreement. As of June 30, 2018, the Company was in compliance with all the covenants contained in the SVB credit agreement. The Company did not utilize the credit facility during the six months ended June 30, 2018, but borrowed $2.5 million for working capital on July 2, 2018 which was subsequently repaid.

In connection with the acquisition of Orion on July 2, 2018, the Company paid $11.6 million as the remaining purchase price, using its cash balances.

During the six months ended June 30, 2018, there was positive cash flow from operations of approximately $2.0 million and the Company ended the quarter with $11.7 million in cash, positive working capital of $14.2 million and no bank debt. During the three months ended June 30, 2018, cash flow provided by operations was $1.3 million. During July 2018, the Company paid the remainder of the purchase price of $11.6 million for the Orion acquisition and borrowed $2.5 million on its credit line.

The following table summarizes our cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$1,294,224	$178,564	$1,967,605	$(688,885)
Net cash used in investing activities	(1,202,188)	(133,098)	(1,376,430)	(345,215)
Net cash provided by financing activities	8,318,085	4,508,647	7,204,048	3,391,410
Effect of exchange rate changes on cash	(228,572)	6,524	(434,836)	(23,704)
Net increase in cash	$8,181,549	$4,560,637	$7,360,387	$2,333,606

The income before income taxes was $247,000 and $369,000 for the three and six months ended June 30, 2018, respectively, which included $560,000 and $1.2 million of non-cash depreciation and amortization, respectively.

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

Operating Activities

Cash provided by operating activities was $2.0 million during the six months ended June 30, 2018, compared to cash used in operating activities of $689,000 during the six months ended June 30, 2017. The decrease in the net loss of $4.7 million included the following changes in non-cash items: a decrease in depreciation and amortization of $1.8 million, an increase in stock-based compensation expense, a foreign exchange gain of $329,000, a decrease in provision for doubtful accounts of $208,000 and a change in contingent consideration of $109,000.

Accounts receivable decreased by $329,000 for the six months ended June 30, 2018, compared with a decrease of $531,000 for the six months ended June 30, 2017. Accounts payable, accrued compensation and accrued expenses decreased by $180,000 for the six months ended June 30, 2018 compared to a decrease of $739,000 for the six months ended June 30, 2017.

Investing Activities

Cash used in investing activities for capital expenditures during the six months ended June 30, 2018 was $1.4 million, an increase of $1.0 million compared to $345,000 during the six months ended June 30, 2017. During June 2018, the Company made a $1 million deposit in connection with the Orion acquisition. The deposit was applied against the purchase price in July 2018.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2018 and 2017 was $7.2 million and $3.4 million, respectively. Cash used in financing activities during the six months of 2018 includes $139,000 of repayments for debt obligations and $1.7 million of preferred stock dividends. Cash used in financing activities for six months ended June 30, 2017 included $4.3 million of repayment for debt obligations and $411,000 of preferred stock dividends. Average borrowings from our revolving line of credit were $2 million for the six months ended June 30, 2017. There were no borrowings during the six months ended June 30, 2018. During six months ended June 30, 2018 and 2017, the Company sold an additional 420,000 and 295,000 shares of preferred stock raising approximately $9.4 million and $6.2 million of net proceeds, respectively. During the six months ended June 30, 2017, the Company sold 1 million shares of common stock raising $2 million of net proceeds.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of June 30, 2018. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2018 our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” For its adoption, we implemented changes to our revenue recognition processes and control activities within them such as development of new entity-wide policies, in-house training, ongoing contract reviews and system changes to accommodate presentation and disclosure requirements. There were no changes that occurred during the most recent fiscal quarter.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15 (f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”), denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPWC”) related to RCM services provided by parties other than the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s order. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. The demand for arbitration alleges breach of a billing services agreement between RPWC and Millennium Practice Management Associates, Inc., a subsidiary of MediGain, LLC, and seeks compensatory damages and costs. The Company and MAC contend they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. While the allegations of breach of contract made by RPWC have not been the subject of ongoing legal proceedings, the Company and MAC believe that such allegations lack merit on numerous grounds. The Company’s and MAC’s appeal remains pending.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. Including the proceeding described above, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, operating results, financial position or cash flows of the Company.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company dated April 4, 2014.

3.2	Amended and Restated Certificate of Incorporation of the Company dated June 29, 2016.

3.3	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock.

3.4	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock.

3.5	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock.

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 18, 2018.

10.16	First Amendment to Medical Transcription Billing, Corp. Amended and Restated Equity Incentive Plan.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Medical Transcription Billing, Corp.

August 8, 2018	By:	/s/ Stephen Snyder
Date		Stephen Snyder
Chief Executive Officer

August 8, 2018	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

