Form 10-Q
period 2018-09-30
MEDICAL TRANSCRIPTION BILLING, CORP
filed 2018-11-07
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ]	Smaller reporting company [X]
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

At November 5, 2018, the registrant had 11,829,758 shares of common stock, par value $0.001 per share, outstanding.

Forward Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2018. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of Orion Healthcorp, Inc. and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to protect and enforce intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as executive chairman, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have; and

●	our ability to keep and increase market acceptance of our products and services.

We cannot guarantee future results, levels of activity or performance. Except as required by law, we are under no duty to update or revise any of such forward looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,259,574	$4,362,232
Accounts receivable - net of allowance for doubtful accounts of $189,000 and $185,000 at September 30, 2018 and December 31, 2017, respectively	8,443,857	3,879,463
Contract asset	2,480,479	-
Inventory	456,136	-
Current assets - related party	25,203	25,203
Prepaid expenses and other current assets	1,112,134	662,822
Total current assets	13,777,383	8,929,720
Property and equipment - net	1,869,513	1,385,743
Intangible assets - net	7,180,153	2,509,544
Goodwill	12,681,055	12,263,943
Other assets	553,338	436,713
TOTAL ASSETS	$36,061,442	$25,525,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,711,580	$991,859
Accrued compensation	1,866,482	1,137,351
Accrued expenses	1,389,170	616,778
Deferred rent (current portion)	94,348	81,826
Deferred revenue (current portion)	30,214	62,104
Accrued liability to related party	10,663	10,675
Notes payable - other (current portion)	375,503	168,718
Contingent consideration (current portion)	560,169	505,557
Dividend payable	1,056,218	747,147
Total current liabilities	8,094,347	4,322,015
Notes payable - other	264,854	120,899
Deferred rent	231,036	333,788
Deferred revenue	19,632	28,615
Contingent consideration	-	97,854
Deferred tax liability	185,000	372,072
Total liabilities	8,794,869	5,275,243
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 4,000,000 shares; issued and outstanding 1,536,289 and 1,086,739 shares at September 30, 2018 and December 31, 2017, respectively	1,536	1,087
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,570,557 and 12,271,390 shares at September 30, 2018 and December 31, 2017, respectively; outstanding, 11,829,758 and 11,530,591 shares at September 30, 2018 and December 31, 2017, respectively	12,571	12,272
Additional paid-in capital	52,518,310	45,129,517
Accumulated deficit	(23,627,402)	(23,509,386)
Accumulated other comprehensive loss	(976,442)	(721,070)
Less: 740,799 common shares held in treasury, at cost at September 30, 2018 and December 31, 2017	(662,000)	(662,000)
Total shareholders’ equity	27,266,573	20,250,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,061,442	$25,525,663

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET REVENUE	$17,044,526	$7,513,592	$34,034,788	$23,518,416
OPERATING EXPENSES:
Direct operating costs	12,123,907	4,171,932	20,941,535	13,592,492
Selling and marketing	461,512	228,991	1,169,583	853,460
General and administrative	5,131,295	2,474,139	10,786,234	8,232,613
Research and development	263,717	249,045	768,517	843,294
Change in contingent consideration	25,473	-	68,253	151,423
Depreciation and amortization	822,098	664,441	1,972,565	3,637,131
Restructuring charges	-	-	-	275,628
Total operating expenses	18,828,002	7,788,548	35,706,687	27,586,041
OPERATING LOSS	(1,783,476)	(274,956)	(1,671,899)	(4,067,625)
OTHER:
Interest income	24,544	5,446	59,768	13,598
Interest expense	(104,872)	(678,103)	(253,120)	(1,242,672)
Other (expense) income - net	(218,721)	32,494	151,242	107,364
LOSS BEFORE INCOME TAXES	(2,082,525)	(915,119)	(1,714,009)	(5,189,335)
Income tax (benefit) provision	(250,072)	65,000	(151,872)	192,332
NET LOSS	$(1,832,453)	$(980,119)	$(1,562,137)	$(5,381,667)

Preferred stock dividend	1,056,214	652,697	3,080,263	1,283,151
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,888,667)	$(1,632,816)	$(4,642,400)	$(6,664,818)

Net loss per common share: basic and diluted	$(0.25)	$(0.14)	$(0.40)	$(0.62)
Weighted-average common shares used to compute basic and diluted loss per share	11,770,178	11,485,811	11,684,659	10,835,142

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET LOSS	$(1,832,453)	$(980,119)	$(1,562,137)	$(5,381,667)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	175,032	(33,880)	(255,372)	(64,731)
COMPREHENSIVE LOSS	$(1,657,421)	$(1,013,999)	$(1,817,509)	$(5,446,398)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance- December 31, 2017 before adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance- January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net loss	-	-	-	-	-	(1,562,137)	-	-	(1,562,137)
Foreign currency translation adjustment	-	-	-	-	-	-	(255,372)	-	(255,372)
Issuance of stock under the Amended and Restated Equity Incentive Plan	29,550	29	299,167	299	(328)	-	-	-	-
Common stock warrants issued	-	-	-	-	101,989	-	-	-	101,989
Stock-based compensation, net of cash settlements	-	-	-	-	1,358,405	-	-	-	1,358,405
Tax withholding obligations on stock issued to employees	-	-	-	-	(345,500)	-	-	-	(345,500)
Issuance of preferred stock, net of fees and expenses	420,000	420	-	-	9,354,490	-	-	-	9,354,910
Preferred stock dividends	-	-	-	-	(3,080,263)	-	-	-	(3,080,263)
Balance - September 30, 2018	1,536,289	$1,536	12,570,557	$12,571	$52,518,310	$(23,627,402)	$(976,442)	$(662,000)	$27,266,573

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(1,562,137)	$(5,381,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,972,565	3,637,131
Amortization of sales commissions	42,943	-
Deferred rent	(49,608)	(38,544)
Deferred revenue	(40,873)	13,807
Provision for doubtful accounts	261,541	357,671
(Benefit) provision for deferred income taxes	(187,072)	165,000
Foreign exchange gain	(105,418)	(27,145)
Interest accretion	143,030	672,998
Non-cash restructuring charges	-	17,001
Stock-based compensation expense	1,523,682	333,854
Change in contingent consideration	68,253	151,423
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	901,683	437,557
Contract asset	(464,470)	-
Inventory	(148,858)	-
Other assets	(24,869)	107,532
Accounts payable and other liabilities	2,418,110	(1,754,255)
Net cash provided by (used in) operating activities	4,748,502	(1,307,637)
INVESTING ACTIVITIES:
Capital expenditures	(743,115)	(499,988)
Cash paid for acquisition	(12,600,000)	(205,000)
Net cash used in investing activities	(13,343,115)	(704,988)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement costs	-	2,000,000
Proceeds from issuance of preferred stock, net of placement costs	9,354,910	13,484,552
Preferred stock dividends paid	(2,771,192)	(846,825)
Settlement of tax withholding obligations on stock issued to employees	(333,007)	(195,912)
Repayments of notes payable	(329,426)	(7,626,088)
Repayment of Prudential obligation	-	(5,000,000)
Proceeds from line of credit	6,625,000	7,000,000
Repayments of line of credit	(6,625,000)	(7,000,000)
Contingent consideration payments	(111,495)	(79,603)
Other financing activities	(33,150)	(335,239)
Net cash provided by financing activities	5,776,640	1,400,885
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(284,685)	(75,758)
NET DECREASE IN CASH	(3,102,658)	(687,498)
CASH - Beginning of the period	4,362,232	3,476,880
CASH - End of period	$1,259,574	$2,789,382
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$90,284	$30,746
Dividends declared, not paid	$1,056,218	$638,905
Purchase of prepaid insurance through assumption of note	$271,248	$298,698
Warrants issued	$101,989	$-

SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$29,673	$9,513
Interest	$45,083	$599,950

See notes to condensed consolidated financial statements.

MEDICAL TRANSCRIPTION BILLING, CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

1.	Organization and Business

Medical Transcription Billing, Corp. (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey, maintains client support teams throughout the U.S., and operates facilities in Pakistan and Sri Lanka.

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, MTBC formed MTBC Health, Inc. (“MHI”) and MTBC Practice Management, Corp. (“MPM”), each a Delaware corporation in connection MTBC’s acquisition of substantially all of the revenue cycle management, practice management and group purchasing organization assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). MHI is a direct, wholly owned subsidiary of MTBC, and was formed to own and operate the revenue cycle management and group purchasing organization businesses acquired from Orion. MPM is a wholly owned subsidiary of MHI and was formed to own and operate the practice management business acquired from Orion.

In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began winding down its operations in India and Poland. These operations have been terminated and the Indian subsidiary is being liquidated. The Poland subsidiary has already been liquidated.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in accumulated deficit or other impacted balance sheet items upon adoption. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the previous accounting standard, one of the criteria impacting the timing of our revenue recognition was the requirement of fees to be either fixed or determinable; therefore, we did not recognize revenue for revenue cycle management claims until we were notified of these collections, as the fees were not fixed or determinable until such time. The new guidance does not limit the recognition of revenue to only fees that are fixed or determinable. Instead, the standard focuses on recognizing revenue as value is transferred to customers. The impact as of January 1, 2018 on our revenue cycle management services is a revenue recognition and reporting model that reflects revenue recognized over time rather than delaying the recognition of revenue until the point in time in which the fees to be charged become determinable. The impact to the accumulated deficit as of January 1, 2018 for the contract asset related to revenue cycle management revenue was approximately $1.3 million. There was no material impact to the Company’s other revenue streams. As a result of the Orion acquisition, a contract asset of approximately $673,000 was recorded as part of the preliminary purchase price allocation. Of this amount, approximately $400,000 was related to revenue cycle management and $273,000 was related to group purchasing services. The revenue recognition for the group purchasing services was not impacted by the new revenue standard. For group purchasing services, the revenue earned and not paid is recorded as part of the contract asset.

The Company determined that the only significant incremental cost incurred to obtain contracts within the scope of ASC 606, are sales commissions paid to sales people and outside referral sources. Under the new standard, certain costs to obtain a contract, which we previously expensed, are deferred and amortized over the period of contract performance or a longer period, generally the expected client life. The impact to the accumulated deficit as of January 1, 2018 was approximately $101,000. As of September 30, 2018, the capitalized sales commissions were approximately $108,000 and are included in other assets in the condensed consolidated balance sheet. Amortization of capitalized sales commissions for the three and nine months ended September 30, 2018 was approximately $16,000 and $43,000, respectively, and is included in selling and marketing expenses in the condensed consolidated statements of operations.

The following table reconciles the balances as presented for the three and nine months ended September 30, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
NET REVENUE	$17,044,526	$(251,120)	$17,295,646	$34,034,788	$75,511	$33,959,277
OPERATING EXPENSES:
Direct operating costs	12,123,907	-	12,123,907	20,941,535	-	20,941,535
Selling and marketing	461,512	5,076	456,436	1,169,583	(6,149)	1,175,732
General and administrative	5,131,295	-	5,131,295	10,786,234	-	10,786,234
Research and development	263,717	-	263,717	768,517	-	768,517
Change in contingent consideration	25,473	-	25,473	68,253	-	68,253
Depreciation and amortization	822,098	-	822,098	1,972,565	-	1,972,565
Total operating expenses	18,828,002	5,076	18,822,926	35,706,687	(6,149)	35,712,836
OPERATING (LOSS) INCOME	(1,783,476)	(256,196)	(1,527,280)	(1,671,899)	81,660	(1,753,559)
OTHER:
Interest income	24,544	-	24,544	59,768	-	59,768
Interest expense	(104,872)	-	(104,872)	(253,120)	-	(253,120)
Other (expense) income - net	(218,721)	-	(218,721)	151,242	-	151,242
(LOSS) INCOME BEFORE INCOME TAXES	(2,082,525)	(256,196)	(1,826,329)	(1,714,009)	81,660	(1,795,669)
Income tax benefit	(250,072)	-	(250,072)	(151,872)	-	(151,872)
NET (LOSS) INCOME	$(1,832,453)	$(256,196)	$(1,576,257)	$(1,562,137)	$81,660	$(1,643,797)

Preferred stock dividend	1,056,214	-	1,056,214	3,080,263	-	3,080,263
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,888,667)	$(256,196)	$(2,632,471)	$(4,642,400)	$81,660	$(4,724,060)
Loss per common share:
Basic and diluted (loss) income per share	$(0.25)	$(0.03)	$(0.22)	$(0.40)	$0.01	$(0.41)

These condensed consolidated financial statements include enhanced disclosures, particularly around the contract asset and the disaggregation of revenue. See Note 9, “Revenue,” for these enhanced disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will require organizations that lease assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The amendments in ASU No. 2016-02 are effective for financial statements issued for annual periods beginning after December 15, 2018 with earlier adoption permitted. We are currently summarizing lease data and have selected specific software to assist us in recording and maintaining an inventory of leases. We intend to adopt the requirements of the new standard via a cumulative effect adjustment without restating the prior periods. For leases in place at the transition date, we expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedients that allows us to treat the lease and non-lease components of our leases as a single component for our facility leases. While we continue to assess all of the effects of adoption, we currently believe that most significant effects relate to (i) the recognition of new right of use assets and lease liabilities on the consolidated balance sheet relating to facility leases and other operating leases with durations greater than twelve months; and (ii) providing significant new disclosures about our leasing activities. While our review of the lease accounting requirements of Topic 842 is ongoing, we believe that the impact on our consolidated balance sheet, while not currently estimable, will be significant.

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

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify standard tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently assessing the impact this guidance will have on our consolidated financial statements.

3.	ACQUISITIONS

2018 Acquisition

On May 7, 2018, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion. The purchase price was $12.6 million, excluding acquisition-related costs of approximately $245,000, which are included in general and administrative expense in the condensed consolidated statement of operations. Per the APA, the acquisition had an effective date of July 1, 2018. The acquisition has been accounted for as a business combination. The Company is in the process of integrating the acquired businesses and determining how the results of the business will be analyzed and reviewed. When the purchase price allocation is finalized and the integration of the businesses has been completed, the Company will determine whether there are additional operating segments.

The Orion acquisition added a significant number of clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff. The acquisition also included Orion’s practice management and group purchasing services. The practice management services provide three pediatric medical practices with the nurses, administrative support, facilities, supplies, equipment, marketing, RCM, accounting and other non-clinical services needed to efficiently operate the practices. The group purchasing services enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price.

The Company engaged a third party valuation specialist to assist the Company in valuing the assets acquired from Orion. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation by year-end and is finalizing the projections and the valuation of the acquired assets and assumed liabilities.

Acquired intangibles	$6,100,000
Accounts receivable	5,727,618
Contract asset	673,317
Inventory	307,278
Property and equipment	319,352
Goodwill	417,112
Accounts payable	(499,807)
Accrued expenses	(444,870)
$12,600,000

The acquired accounts receivable are recorded at fair value which represents amounts that have subsequently been paid or are expected to be paid. The inventory acquired represents vaccines held at the managed practices. The fair value of acquired intangibles, which is expected to consist primarily of customer relationships, was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years and represents the Company’s ability to have a local presence in additional markets, operational synergies that we expect to achieve that would not be available to other market participants and the ability to offer group purchasing and practice management services.

The amortization period of the acquired intangibles is expected to be between four and twelve years.

Revenue earned beginning July 1, 2018 from the clients obtained from the Orion acquisition was approximately $9.4 million during the three and nine months ended September 30, 2018.

2017 Acquisition

Effective July 1, 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC (“WMB”), a Washington limited liability company. In accordance with the asset purchase agreement, the Company agreed to a non-refundable initial payment (the “Initial Payment Amount”) of $205,000. In addition to the Initial Payment Amount, the Company agreed to pay the sellers a percentage of revenue collected from the WMB accounts for the three years subsequent to the acquisition date to the extent such amounts in the aggregate exceed the Initial Payment Amount (the “WMB Installment Payments”). Based on the Company’s revenue forecast, it does not appear that there will be any WMB Installment Payments and therefore the aggregate purchase price of WMB was determined to be $205,000.

Revenue earned from the WMB acquisition was approximately $36,000 and $149,000 during the three and nine months ended September 30, 2018, respectively.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the Orion and WMB acquisitions occurred on January 1, 2017. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands, except per share data)
Total revenue	$17,045	$18,209	$53,114	$55,746
Net (loss) income	$(837)	$(1,648)	$(1,613)	$(4,367)
Net (loss) income attributable to common shareholders	$(1,893)	$(2,301)	$(4,693)	$(5,650)
Net (loss) income per common share	$(0.16)	$(0.20)	$(0.40)	$(0.52)

4.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	September 30,	December 31,
	2018	2017
Beginning gross balance	$12,263,943	$12,178,868
Acquisitions	417,112	85,075
Ending gross balance	$12,681,055	$12,263,943

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017
Contracts and relationships acquired	$22,591,300	$16,491,300
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,528,688	1,498,417
Total intangible assets	25,356,365	19,226,094
Less: Accumulated amortization	(18,176,212)	(16,716,550)
Intangible assets - net	$7,180,153	$2,509,544

Amortization expense was approximately $1.5 million and $3.2 million for the nine months ended September 30, 2018 and 2017, and approximately $633,000 and $508,000 for the three months ended September 30, 2018 and 2017, respectively. The weighted-average amortization period is eight years.

As of September 30, 2018, future amortization scheduled to be expensed is as follows:

Years ending
December 31
2018 (three months)	$607,297
2019	1,764,306
2020	942,635
2021	850,553
2022	577,860
Thereafter	2,437,502
Total	$7,180,153

5.	NET LOss per COMMON share

The following table presents the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and Diluted:
Net loss attributable to common shareholders	$(2,888,667)	$(1,632,816)	$(4,642,400)	$(6,664,818)
Weighted - average common shares used to compute basic and diluted loss per share	11,770,178	11,485,811	11,684,659	10,835,142
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.25)	$(0.14)	$(0.40)	$(0.62)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 153,489 warrants granted to Silicon Valley Bank (“SVB”) and, for 2017, the two million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6.	Debt

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement, which replaced the previous credit facility from Opus. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. The full $10 million facility is currently available to the Company. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At September 30, 2018, the Company was in compliance with all covenants.

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

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.87%.

7.	Commitments and Contingencies

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”), denied the Company’s and MAC’s request to enjoin an arbitration proceeding demanded by a former customer related to RCM services provided by parties other than the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s order. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. The demand for arbitration alleges breach of a billing services agreement between the former customer and Millennium Practice Management Associates, Inc., (“MPMA”) a subsidiary of MediGain, LLC and seeks compensatory damages and costs. The Company and MAC contend they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of MPMA under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. While the allegations of breach of contract made by the former customer have not been the subject of ongoing legal proceedings, the Company and MAC believe that such allegations lack merit on numerous grounds. The Company’s and MAC’s appeal remains pending.

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

Leases — The Company leases certain office space and other facilities under operating leases expiring through 2023. Certain of these leases contain renewal options. There is an offshore lease with monthly rent payments of approximately $20,000 that has a three-month cancellation provision. As a result of the Orion acquisition, the Company is making payments of certain month-to-month leases amounting to approximately $31,000 per month. These leases are currently being renegotiated. The Company also has month-to-month leases for its U.S. corporate facility and other locations amounting to $12,000 per month which it expects to remain month-to-month (See Note 8).

Future minimum lease payments under non-cancelable operating leases for office space as of September 30, 2018 are as follows:

Years Ending December 31	Total
2018 (three months)	$260,467
2019	1,110,363
2020	777,140
2021	558,733
2022	412,585
Thereafter	91,797
Total	$3,211,085

Total rental expense, included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations, amounted to approximately $1.0 million and $690,000 for the nine months ended September 30, 2018 and 2017, respectively, and approximately $591,000 and $237,000 for the three months ended September 30, 2018 and 2017, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of September 30, 2018 is payable in cash through 2019, which represents the date through which contingent payments are forecasted to be required. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

8.	Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $15,000 and $12,000 for the nine months ended September 30, 2018 and 2017, respectively, and approximately $6,000 and $4,000 for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the receivable balance due from this customer was approximately $2,000 and $1,900, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $96,000 each for the nine months ended September 30, 2018 and 2017 and approximately $32,000 each for the three months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, the Company had a liability outstanding to KAI of approximately $11,000, which is included in accrued liability to related party in the condensed consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for both the nine months ended September 30, 2018 and 2017 was approximately $141,000 and for both the three months ended September 30, 2018 and 2017 was approximately $46,000 and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $13,000, as of both September 30, 2018 and December 31, 2017. The September 30, 2018 and December 31, 2017 balances also include prepaid rent paid to the Executive Chairman of approximately $12,000.

9.	REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted January 1, 2018 using the modified retrospective method. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. Under the new standard, the Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For revenue cycle management services, the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under the new standard. The timing of the revenue recognition of our other revenue streams were not materially impacted by the adoption of ASC 606.

All of our current contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling prices are based on the contractual price for the service.

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from seven primary sources: revenue cycle management services, practice management services, professional services, ancillary services, group purchasing services, printing and mailing services, and clearinghouse and EDI (electronic data interchange) services.

The following table represents a disaggregation of revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue cycle management services	$11,695,675	$6,725,939	$26,954,715	$21,085,696
Practice management services	3,314,422	-	3,314,422	-
Professional services	532,763	52,418	717,031	162,682
Ancillary services	530,285	203,573	1,092,376	724,780
Group purchasing services	477,168	-	477,168	-
Printing and mailing services	335,999	348,060	985,522	989,480
Clearinghouse and EDI services	158,214	183,602	493,554	555,778
Total	$17,044,526	$7,513,592	$34,034,788	$23,518,416

Revenue cycle management services:

Revenue cycle management services is the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. MTBC typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The series of services under revenue cycle management services includes use of practice management software and related tools (on a software-as-a-service (“SaaS” basis)), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the series of services provided under our revenue cycle management contracts to be one performance obligation since the promises are not distinct in the context of the contract.

All of our revenue cycle management revenue is derived from contracts with customers and is reported as revenue in the condensed consolidated statements of operations. In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. We provide value to our clients over the term of the contract and recognize revenue ratably over the term, which is consistent with the measure of progress. In the event that we are entitled to variable consideration for services provided during a specific time period, fees for these services are allocated to and recognized over the specific time period. Our contracts contain penalty clauses for early termination. Although our contracts have stated terms of one or more years, under ASC 606 our contracts are considered month-to-month and accordingly, there is no financing component.

Most of our revenue cycle management contracts contain variable consideration and we estimate the variable consideration which we expect to be entitled to over the contractual period associated with our revenue cycle management contracts, which begins no earlier than go-live, and recognize the fees over the term. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the majority of our revenue cycle management contracts, the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each claim processed using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled to, which is generally the amount we will have the right to invoice. Estimates to determine the variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date.

Our revenue cycle management performance obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. We consider each periodic rendering of service to be a distinct performance obligation and, accordingly, recognize revenue over time.

Practice management services:

The Company also provides practice management services under long-term management service agreements to three medical practices. We provide the medical practices with the nurses, administrative support, facilities, supplies, equipment, marketing, RCM, accounting, and other non-clinical services needed to efficiently operate their practices. Revenue is recognized as the services are provided to the medical practices. Revenue recorded in the condensed consolidated statements of operations represents the reimbursement of costs paid by the Company for the practices and the management fee earned each month for managing the practice. The management fee is based on either a fixed fee or a percentage of the net operating income.

The Company assumes all financial risk for the performance of the managed medical practices. Revenue is impacted by amount of the costs incurred by the practices and their operating income. The gross billing of the practices is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends which in turn impacts the management fee that the Company is entitled to. Billing rates are reviewed at least annually and adjusted based on current insurer reimbursement practices. The performance obligation is satisfied as the management services are provided.

Our contracts for practice management services extend approximately an additional 20 years and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the condensed consolidated statements of operations.

Our practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. A management fee is computed at each month end and accordingly, revenue is recognized at a point in time.

Other revenue streams:

MTBC also provides implementation and professional services to clearinghouse and other customers and records revenue monthly on a time and materials or a fixed rate basis. This is a separate performance obligation from the clearinghouse and recurring EDI services provided, for which the Company receives and records monthly fees. The performance obligation is satisfied once the implementation or professional services is completed.

Ancillary services represent services such as coding and transcription that are rendered in connection with the delivery of revenue cycle management and related services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual coding or transcription transaction processed represents a performance obligation, which is satisfied once that individual service is completed.

As a result of the Orion acquisition on July 1, 2018, the Company now provides group purchasing services which enables medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Fees from the pharmaceutical companies are paid either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase the vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

The Company provides printing and mailing services for both revenue cycle management customers and a non- revenue cycle management customer, and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

The medical billing clearinghouse service takes claim information from customers, checks the claims for errors and sends this information electronically to insurance companies. MTBC invoices customers on a monthly basis based on the number of claims submitted and the agreed-upon rate in the agreement. This service is provided to medical practices and providers to medical practices who are not revenue cycle management customers. The performance obligation is satisfied once the relevant submissions are completed.

For all of the above revenue streams other than group purchasing services, revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

Information about contract balances:

The contract asset in the condensed consolidated balance sheet represents the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. The performance obligations as of January 1, 2018 were substantially recognized in the quarter ended March 31, 2018. As of September 30, 2018, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $1.8 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $0.7 million of the contract asset represents revenue earned, not paid, from the group purchasing services.

Accounts receivable are shown separately at their net realizable value in our condensed consolidated balance sheets. Amounts that we are entitled to collect under the applicable contract are recorded as accounts receivable. Invoicing is performed at the end of each month when the services have been provided. The contract asset results from our revenue cycle management services and is due to the timing of revenue recognition, submission of claims from our customers and payments from the insurance providers. The contract asset includes our right to payment for services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, contracts for revenue cycle management services where we recognize revenue over time but do not have a contractual right to payment until the customer receives payment of their claim from the insurance provider. The contract asset also includes the revenue accrued, not received, for the group purchasing services.

The contract asset was approximately $2.5 million as of September 30, 2018. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Beginning balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
Orion acquisition	5,727,618	673,317	-	-
(Decrease) increase, net	(1,163,224)	464,470	(31,890)	(8,983)
Ending balance as of September 30, 2018	$8,443,857	$2,480,479	$30,214	$19,632

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $108,000 at September 30, 2018 and are included in the Other Assets lines in our condensed consolidated balance sheets.

10.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted its Equity Incentive Plan, reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, this plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. During June 2018, the Company’s shareholders approved the addition of 200,000 preferred shares to the Equity Incentive Plan for future grants. As of September 30, 2018, 611,620 shares of common stock and 182,400 shares of Series A Preferred Stock are available for grant under the Equity Incentive Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

During the third quarter of 2018, 68,000 RSUs of common stock were granted equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months. Also during the third quarter of 2018, a total of 308,000 RSUs of common stock were granted to certain Company executive officers and employees which vest over the next three years, at six month intervals.

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

In 2018, the Compensation Committee has again approved executive bonuses to be paid in shares of Series A Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during 2018. The actual amount will be settled in early 2019. Through September 30, 2018, approximately $663,000 was accrued for these bonuses and is included in accrued compensation in the condensed consolidated balance sheet.

The following table summarizes the RSU transactions related to the common and preferred stock under the equity incentive plan for the nine months ended September 30, 2018:

	Common Stock	Preferred Stock
Outstanding and unvested at January 1, 2018	605,969	37,800
Granted	607,200	44,800
Vested	(340,066)	(37,800)
Forfeited	(7,586)	-
Outstanding and unvested at September 30, 2018	865,517	44,800

Of the total outstanding and unvested common stock RSUs at September 30, 2018, 777,667 RSUs are classified as equity and 87,850 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

The liability for the cash-settled awards was approximately $117,000 and $41,000 at September 30, 2018 and December 31, 2017, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

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

The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

Stock-based compensation included in the Condensed Consolidated Statements of Operations:	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Direct operating costs	$39,703	$1,705	$49,562	$7,162
General and administrative	935,159	124,789	1,457,759	318,870
Research and development	8,208	(675)	13,152	7,822
Selling and marketing	3,209	-	3,209	-
Total stock-based compensation expense	$986,279	$125,819	$1,523,682	$333,854

11.	INCOME TAXES

The current income tax provision for the three and nine months ended September 30, 2018 was approximately $15,000 and $35,000, respectively. The deferred income tax benefit for the three and nine months ended September 30, 2018 was approximately $265,000 and $187,000, respectively. The current income tax provision for the three and nine months ended September 30, 2017 was approximately $10,000 and $27,000 respectively. The deferred income tax provision for the three and nine months ended September 30, 2017 was approximately $55,000 and $165,000, respectively.

The current income tax provision for the three and nine months ended September 30, 2018 and 2017 primarily relates to state minimum taxes and foreign income taxes. As a result of the Company forecasting a tax loss for 2018 which has an indefinite life under the recent tax reform legislation, the Federal deferred tax liability resulting from the amortization of goodwill was offset against the 2018 Federal net operating loss, resulting in a net deferred Federal income tax benefit of approximately $265,000 for the three months ended September 30, 2018.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all Federal and state deferred tax assets as of September 30, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “Transition Tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. For the Transition Tax, further information was required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Act. We completed our analysis during the third quarter of 2018. During the nine months ended September 30, 2018, no additional impact from the enactment of the Act was identified during the measurement period as provided in Staff Accounting Bulletin 118.

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

As of September 30, 2018 and December 31, 2017, the carrying amounts of receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. The fair value of the warrants issued to Opus and SVB was determined as of the issuance date using the Black Scholes Model, for which all significant inputs are observable in the market or can be correlated by observable market data, such as the common stock prices and interest rates.

Contingent Consideration

The Company’s contingent consideration of approximately $560,000 and $603,000 as of September 30, 2018 and December 31, 2017, respectively, are Level 3 liabilities. The fair value of the contingent consideration at September 30, 2018 and December 31, 2017 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2018	2017
Balance - January 1,	$603,411	$929,549
Change in fair value	68,253	151,423
Settlement in the form of shares issued	-	(331,676)
Payments	(111,495)	(79,603)
Balance - September 30,	$560,169	$669,693

14.	SUBSEQUENT EVENT

During October 2018, the Company issued 600,000 shares of its Series A Preferred Stock receiving net proceeds of approximately $13.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

Medical Transcription Billing, Corp., together with its consolidated subsidiaries (the “Company”), is a healthcare information technology company that provides a suite of proprietary web-based solutions and business services to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform and business services are designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided either with our technology platform or through a third-party system;

●	Proprietary, healthcare IT solutions, which is part of our RCM services, including:

○	Electronic health records (“EHR”), which are easy to use, integrated with our business services and allow our healthcare provider clients to reduce paperwork and qualify for incentives;

○	Practice management software and related tools, which support our clients’ day-to-day business operations and workflows;

○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;

○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and

○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;

●	Comprehensive practice management services, which are offered under long-term management service agreements pursuant to which we provide certain practices with the administrative support, facilities, supplies, equipment, marketing, RCM, accounting, and other non-clinical services needed to efficiently operate their practices; and

●	Group purchasing services which include our negotiation of discounts with pharmaceutical manufacturers and the extension of those discounts to our physician members, which is part of our RCM services.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of experienced health industry experts throughout the United States, who are supported by our highly educated and specialized offshore workforce of approximately 2,000 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model has also allowed us to become a leading consolidator in our industry sector, in which we have gained a reputation for being able to acquire and transform distressed competitors into profitable operations of MTBC.

During July 2018, the Company acquired substantially all of the revenue cycle management, practice management and group purchasing assets of Orion Healthcorp, Inc. and 13 of its affiliates (together “Orion”). The Company paid $12.6 million in cash for the acquisition. This acquisition expanded the scope of our offerings to include additional niche hospital solutions, a service that negotiates vaccine discounts with pharmaceutical manufacturers and then extends those vaccine discounts to physician members, and a service that provides end-to-end practice management services to physician practices under multi-decade management service agreements.

Adoption of our RCM solutions requires little or no upfront expenditure by a practice. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry. We currently provide services to more than 12,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 1,800 independent medical practices and hospitals.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 24% and 29% of total expenses for the nine months ended September 30, 2018 and 2017, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 79% for the both nine months ended September 30, 2018 and 2017). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax (benefit) expense or the cash requirements to pay our taxes;

●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;

●	Foreign currency gains and losses and other non-operating expenditures;

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;

●	Depreciation and amortization charges;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements and restructuring charges arising from discontinued facilities and operations; and

●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Net revenue	$17,045	$7,514	$34,035	$23,519

GAAP net loss	$(1,832)	$(980)	$(1,562)	$(5,382)

(Benefit) provision for income taxes	(250)	65	(152)	192
Net interest expense	80	673	193	1,229
Foreign exchange / other expense	227	(24)	(105)	(34)
Stock-based compensation expense	987	126	1,524	334
Depreciation and amortization	822	664	1,973	3,637
Integration, transaction and restructuring costs	806	85	1,457	636
Change in contingent consideration	25	-	68	151
Adjusted EBITDA	$865	$609	$3,396	$763

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;

●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements, and restructuring charges arising from discontinued facilities and operations; and

●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Net revenue	$17,045	$7,514	$34,035	$23,519

GAAP net loss	$(1,832)	$(980)	$(1,562)	$(5,382)
(Benefit) provision for income taxes	(250)	65	(152)	192
Net interest expense	80	673	193	1,229
Other expense (income) - net	219	(32)	(151)	(107)
GAAP operating loss	(1,783)	(274)	(1,672)	(4,068)
GAAP operating margin	(10.5)%	(3.6)%	(4.9)%	(17.3)%

Stock-based compensation expense	987	126	1,524	334
Amortization of purchased intangible assets	559	419	1,257	2,881
Integration, transaction and restructuring costs	806	85	1,457	636
Change in contingent consideration	25	-	68	151
Non-GAAP adjusted operating income	$594	$356	$2,634	$(66)
Non-GAAP adjusted operating margin	3.5%	4.7%	7.7%	(0.3)%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;

●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements, and restructuring charges arising from discontinued facilities and operations;

●	Changes in contingent consideration; and

●	Income tax (benefit) expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
GAAP net loss	$(1,832)	$(980)	$(1,562)	$(5,382)

Foreign exchange / other expense	227	(24)	(105)	(34)
Stock-based compensation expense	987	126	1,524	334
Amortization of purchased intangible assets	559	419	1,257	2,881
Integration, transaction and restructuring costs	806	85	1,457	636
Change in contingent consideration	25	-	68	151
Income tax (benefit) expense related to goodwill	(265)	55	(187)	165
Non-GAAP adjusted net income	$507	$(319)	$2,452	$(1,249)

Set forth below is a reconciliation of our non-GAAP adjusted net income per share to our GAAP net loss attributable to common shareholders, per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net loss attributable to common shareholders, per share	$(0.25)	$(0.14)	$(0.40)	$(0.62)
Impact of preferred stock dividend	0.10	0.05	0.27	0.15
Net loss per end-of-period share	(0.15)	(0.09)	(0.13)	(0.47)

Foreign exchange / other expense	0.02	0.00	(0.01)	0.00
Stock-based compensation expense	0.08	0.01	0.13	0.03
Amortization of purchased intangible assets	0.04	0.04	0.11	0.25
Integration, transaction and restructuring costs	0.07	0.01	0.12	0.06
Change in contingent consideration	0.00	-	0.01	0.01
Income tax (benefit) expense related to goodwill	(0.02)	0.00	(0.02)	0.01
Non-GAAP adjusted net income per share	$0.04	$(0.03)	$0.21	$(0.11)

End-of-period shares	11,829,758	11,530,591	11,829,758	11,530,591

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of September 30, 2018 and 2017. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of September 30, 2018, we provided services to an estimated universe of more than 12,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,800 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of September 30, 2017, we served approximately 2,600 providers representing approximately 740 practices. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM as well as the ability to use our EHR and practice management software as part of the bundled fee. All of these services are considered revenue cycle management revenue. These payments accounted for approximately 69% and 90% of our revenues during the three months ended September 30, 2018 and 2017 and 79% and 90% for the nine months ended September 30, 2018 and 2017, respectively. Other services, including printing and mailing operations and professional services represented approximately 5% of revenues for each the three and nine months ended September 30, 2018 and 2017.

Starting with our acquisition of Orion on July 1, 2018, we earned approximately 19% of our revenue from practice management services during the three months ended September 30, 2018. This revenue represents fees based on our actual costs plus a percentage of the operating profit. Also commencing July 1, 2018, we earned approximately 3% of our revenue during the three months ended September 30, 2018 from group purchasing services.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, costs to operate the three managed practices, including facilities, supplies, insurance and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations.

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

Depreciation and Amortization Expense. Depreciation expense is charged using the straight-line method over the estimated lives of the assets ranging from three to ten years. Amortization expense is charged on either an accelerated or on a straight-line basis over a period of three or four years for most intangible assets acquired in connection with acquisitions including those intangibles related to the group purchasing services. Amortization expense related to the value of our practice management clients, whose contracts have 20 years remaining and whose terms provide limited opportunities for cancellation, is amortized on a straight-line basis over a period of twelve years.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “Transition Tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. For the Transition Tax, further information was required to finalize the estimated amount of accumulated foreign earnings as well as to validate the amount of earnings represented by the aggregate foreign cash position as defined in the Tax Act. We completed our analysis during the third quarter of 2018. During the nine months ended September 30, 2018, no additional impact from the enactment of the Act was identified during the measurement period as provided in Staff Accounting Bulletin 118.

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

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates, particularly as it relates to revenue cycle management and group purchasing revenue. Under ASC 606, certain significant accounting estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure the revenue cycle management revenue. To measure group purchasing services revenue, we need to estimate the number of providers purchasing vaccines and the amount and timing of those purchases. We analyze various factors including, but not limited to, contractual terms and conditions, the credit-worthiness of our customers and our pricing policies. Changes in judgment on any of the above factors could materially impact the timing and amount of revenue recognized in a given period.

Revenue cycle management services:

Most of our revenue cycle management contracts contain variable consideration and we estimate the variable consideration which we expect to be entitled to over the contractual period associated with our revenue cycle management contracts, which begins no earlier than go-live and recognize the fees over the term. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For the majority of our revenue cycle management contracts, the total contractual price is variable because our obligation is to process an unknown quantity of transactions, as and when requested by our customers, over the contract period. We allocate the variable price to each claim processed using the time-series concept and recognize revenue based on the most likely amount of consideration to which we will be entitled to, which is generally the amount we will have the right to invoice. Estimates to determine the variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date.

Practice management services:

We estimate the variable consideration which we expect to be entitled to for the group purchasing services based upon anticipated shipments to the medical providers enrolled in the program, seasonality and the changes in the number of providers. The estimate of variable consideration includes adjusting historical data for anticipated changes from prior periods. When reviewing our estimates, in order to ensure that our estimates do not pose a risk of significantly overstating our revenue in any reporting period, we will apply constraints, when appropriate, to certain estimates around our variable consideration. Variable consideration estimates are updated at each reporting period.

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

Revenue is recognized as the performance obligations are satisfied. We derive revenue from seven primary sources: revenue cycle management services, practice management services, professional services, ancillary services, group purchasing services, printing and mailing services, and clearinghouse and EDI (electronic data interchange) services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations. We account for individual performance obligations separately if they are distinct. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual price for the service.

Other than the additional estimates as a result of ASC 606 discussed above, there have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	71.1%	55.5%	61.5%	57.8%
Selling and marketing	2.7%	3.0%	3.4%	3.6%
General and administrative	30.1%	32.9%	31.7%	35.0%
Change in contingent consideration	0.1%	0.0%	0.2%	0.6%
Research and development	1.5%	3.3%	2.3%	3.6%
Depreciation and amortization	4.8%	8.8%	5.8%	15.5%
Restructuring charges	0.0%	0.0%	0.0%	1.2%
Total operating expenses	110.3%	103.5%	104.9%	117.3%

Operating loss	(10.3)%	(3.5)%	(4.9)%	(17.3)%

Interest expense - net	0.5%	9.0%	0.6%	5.2%
Other (expense) income - net	(1.3)%	0.4%	0.4%	0.5%
Loss before income taxes	(12.1)%	(12.1)%	(5.1)%	(22.0)%
Income tax (benefit) provision	(1.5)%	0.9%	(0.4)%	0.8%
Net loss	(10.6)%	(13.0)%	(4.7)%	(22.8)%

Comparison of the three and nine months ended September 30, 2018 and 2017

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenue	$17,044,526	$7,513,592	$9,530,934	127%	$34,034,788	$23,518,416	$10,516,372	45%

Revenue. Total revenue of $17.0 million and $34.0 million for the three and nine months ended September 30, 2018 increased by $9.5 million or 127% and $10.5 million or 45% from revenue of $7.5 million and $23.5 million for the three and nine months ended September 30, 2017, respectively. Revenue for the three and nine months ended September 30, 2018 includes approximately $9.4 million from the Orion acquisition. Of this amount, $5.6 million relates to RCM clients and other revenue streams, $3.3 million relates to practice management services and $477,000 relates to group purchasing services. Revenue for the three and nine months ended September 30, 2018 also includes approximately $36,000 and $149,000, respectively of revenue we acquired from the WMB acquisition.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Direct operating costs	$12,123,907	$4,171,932	$7,951,975	191%	$20,941,535	$13,592,492	$7,349,043	54%
Selling and marketing	461,512	228,991	232,521	102%	1,169,583	853,460	316,123	37%
General and administrative	5,131,295	2,474,139	2,657,156	107%	10,786,234	8,232,613	2,553,621	31%
Research and development	263,717	249,045	14,672	6%	768,517	843,294	(74,777)	(9)%
Change in contingent consideration	25,473	-	25,473	100%	68,253	151,423	(83,170)	(55)%
Depreciation	188,893	156,237	32,656	21%	484,881	484,429	452	0%
Amortization	633,205	508,204	125,001	25%	1,487,684	3,152,702	(1,665,018)	(53)%
Restructuring charges	-	-	-	-	-	275,628	(275,628)	(100)%
Total operating expenses	$18,828,002	$7,788,548	$11,039,454	142%	$35,706,687	$27,586,041	$8,120,646	29%

Direct Operating Costs. Direct operating costs of $12.1 million and $20.9 million for the three and nine months ended September 30, 2018, respectively, increased by $8.0 million or 191% and by $7.3 million or 54% from direct operating costs of $4.2 million and $13.6 million for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2018, salary costs increased by $3.9 million and $3.5 million and outsourcing and processing costs increased by $1.8 million and $1.6 million, respectively. Facility costs increased by $440,000 and $346,000 for the three and nine months ended September 30, 2018, respectively. Medical supplies for the managed practices were $1.6 million for both the three and nine months ended September 30, 2018. The increase in the costs for the three and nine months ended September 30, 2018 were primarily related to the Orion acquisition.

Selling and Marketing Expense. Selling and marketing expense of $462,000 and $1.2 million for the three and nine months ended September 30, 2018 increased by $233,000 or 102% and $316,000 or 37% from selling and marketing expense of $229,000 and $853,000 for the three and nine months ended September 30, 2017, respectively. The increase was primarily due to increased marketing expenditures.

General and Administrative Expense. General and administrative expense of $5.1 million and $10.8 million for the three and nine months ended September 30, 2018 increased by $2.7 million or 107% and by $2.6 million or 31% compared to the same period in 2017. The increase in general and administrative expense for the three and nine months ended September 30, 2018 was primarily related to additional salaries, facility costs and professional fees as a result of the Orion acquisition.

Research and Development Expense. Research and development expense of $264,000 and $769,000 for the three and nine months ended September 30, 2018 increased by $15,000 or 6% and decreased by $75,000 or 9% from research and development expense of $249,000 and $843,000 for the three and nine months ended September 30, 2017, respectively.

Contingent Consideration. The change in contingent consideration of $25,000 and $68,000 during the three and nine months ended September 30, 2018, respectively and $151,000 during the nine months ended September 30, 2017 relates to the change in the fair value of the contingent consideration from acquisitions.

Depreciation. Depreciation of $189,000 for the three months ended September 30, 2018 increased by $33,000 or 21% from depreciation of $156,000 for the three months ended September 30, 2017 due to the property and equipment acquired as part of the Orion acquisition. Depreciation expense for the nine months ended September 30, 2018 was consistent with the comparable period in 2017.

Amortization Expense. Amortization expense of $633,000 and $1.5 million for the three and nine months ended September 30, 2018 increased by $125,000 and decreased by $1.7 million from amortization expense of $508,000 and $3.2 million for the three and nine months ended September 30, 2017, respectively. The increase for the three months ended September 30, 2018 was primarily related to the intangibles acquired from Orion acquisition. The decrease for the nine months ended September 30, 2018 resulted from the intangible assets acquired in connection with the Company’s 2014 and 2015 acquisitions becoming fully amortized, net of the increased amortization related to the acquired intangibles from the Orion acquisition.

Restructuring Charges. Restructuring charges during the nine months ended September 30, 2017 primarily represent employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees associated with the closing of the operations in India and Poland. There were no similar costs incurred in 2018.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Interest income	$24,544	$5,446	$19,098	351%	$59,768	$13,598	$46,170	340%
Interest expense	(104,872)	(678,103)	573,231	85%	(253,120)	(1,242,672)	989,552	80%
Other (expense) income - net	(218,721)	32,494	(251,215)	(773)%	151,242	107,364	43,878	41%
Income tax provision	(250,072)	65,000	(315,072)	(485)%	(151,872)	192,332	(344,204)	(179)%

Interest Income. Interest income of $25,000 and $60,000 for the three and nine months ended September 30, 2018 increased by $19,000 or 351% and $46,000 or 340% from interest income of $5,000 and $14,000 for the three and nine months ended September 30, 2017, respectively. The increase in interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $105,000 and $253,000 for the three and nine months ended September 30, 2018, respectively, decreased by $573,000 or 85% and $990,000 or 80% from interest expense of $678,000 and $1.2 million for the three and nine months ended September 30, 2017, respectively. This decrease was primarily due to interest costs on borrowings under our term loans and line of credit and amounts related to the MediGain transaction which were repaid during 2017. Interest expense includes the amortization of deferred financing costs which were $143,000 and $463,000 during the nine months ended September 30, 2018 and 2017, respectively.

Other (Expense) Income - net. Other (expense) income - net was ($219,000) and $151,000 for the three and nine months ended September 30, 2018, respectively, compared to other income - net of $32,000 and $107,000 for the three and nine months ended September 30, 2017, respectively. Other income is primarily foreign currency transaction gains (losses) resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax (Benefit) Provision. There was a $250,000 and a $152,000 benefit for income taxes for the three and nine months ended September 30, 2018, respectively, compared to the provision for income taxes of $65,000 and $192,000 for the three and nine months ended September 30, 2017. Included in the tax provisions for the three and nine months ended September 30, 2018 is a $265,000 deferred Federal income tax benefit. As a result of the Company forecasting a tax loss for 2018, which has an indefinite life under the recent tax reform legislation, the Federal deferred tax liability was offset against the 2018 Federal net operating loss, resulting in a Federal net deferred income tax benefit of $265,000.

The current income tax provision for the three and nine months ended September 30, 2018 was approximately $15,000 and $35,000, respectively and primarily relates to state minimum taxes and foreign income taxes. The pre-tax loss was $2.1 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, compared to a pre-tax loss of $915,000 and $5.2 million for the three and nine months ended September 30, 2017, respectively. Although the Company is forecasting a return to profitability, it incurred three years of cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2018 and 2017.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, there was positive cash flow from operations of approximately $4.7 million and on September 30, 2018 the Company had $1.3 million in cash, positive working capital of $5.7 million and no bank debt. During the three months ended September 30, 2018, cash flow provided by operations was $2.8 million. During the third quarter, the Company paid the remaining purchase price of $11.6 million for the Orion acquisition. The Company occasionally utilizes its revolving line of credit with SVB, but, as of September 30, 2018, there was no balance outstanding. SVB doubled the maximum availability on the line from $5 million to $10 million on September 20, 2018. During October 2018, the Company sold 600,000 additional shares of its Series A Preferred Stock raising net proceeds of approximately $13.4 million. During April 2018, the Company sold 420,000 shares of Series A Preferred Stock and raised net proceeds of approximately $9.4 million.

During October 2017, the Company repaid and closed its Opus credit facility and replaced it with a revolving line of credit with SVB. Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate, as defined in the agreement. The entire facility is currently available to the Company. As of September 30, 2018, the Company was in compliance with all the covenants contained in the SVB credit agreement.

The following table summarizes our cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$2,780,897	$(618,752)	$4,748,502	$(1,307,637)
Net cash used in investing activities	(11,966,685)	(359,773)	(13,343,115)	(704,988)
Net cash (used in) provided by financing activities	(1,427,406)	(1,990,525)	5,776,640	1,400,885
Effect of exchange rate changes on cash	150,149	(52,054)	(284,685)	(75,758)
Net decrease in cash	$(10,463,045)	$(3,021,104)	$(3,102,658)	$(687,498)

The loss before income taxes was $2.1 million and $1.7 million for the three and nine months ended September 30, 2018, respectively, which included $822,000 and $2.0 million of non-cash depreciation and amortization, respectively.

During 2017, the Company raised a total of $18.4 million in net proceeds from a series of equity financings.

Operating Activities

Cash provided by operating activities was $4.7 million during the nine months ended September 30, 2018, compared to cash used in operating activities of $1.3 million during the nine months ended September 30, 2017. The decrease in the net loss of $3.8 million included the following changes in non-cash items: a decrease in depreciation and amortization of $1.7 million, an increase in stock based compensation expense of $1.2 million, a change in the (benefit) provision for deferred income taxes of $352,000 and a decrease in interest accretion of $530,000.

The change in operating assets and liabilities increased by $3.9 million. Accounts receivable decreased by $902,000 for the nine months ended September 30, 2018, compared with a decrease of $438,000 for the nine months ended September 30, 2017. Accounts payable, accrued compensation and accrued expenses increased by $2.4 million for the nine months ended September 30, 2018 compared to a decrease of $1.8 million for the nine months ended September 30, 2017.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2018 was $13.3 million, an increase of $12.6 million compared to $705,000 during the nine months ended September 30, 2017. During June 2018, the Company made a $1 million deposit in connection with the Orion acquisition. The balance of the purchase price of $11.6 million was paid during July. Capital expenditures were $743,000 and $500,000 for the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 and 2017 was $5.8 million and $1.4 million, respectively. Cash used in financing activities during the nine months of 2018 includes $329,000 of repayments for debt obligations and $2.8 million of preferred stock dividends. Cash used in financing activities for nine months ended September 30, 2017 included $7.6 million of repayment for debt obligations and $847,000 of preferred stock dividends. Average borrowings from our revolving line of credit were $1.4 million for the nine months ended September 30, 2017 and $210,000 during the nine months ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company sold an additional 420,000 and 610,000 shares of preferred stock raising approximately $9.4 million and $13.5 million of net proceeds, respectively.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of September 30, 2018. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” For its adoption, we implemented changes to our revenue recognition processes and control activities within them such as development of new entity-wide policies, in-house training, ongoing contract reviews and system changes to accommodate presentation and disclosure requirements. During the most recent fiscal quarter, we added processes and controls for the additional revenue streams acquired, particularly related to the practice management and group purchasing services. We are in the process of evaluating additional processes and controls that may be required.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As described in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 8, 2018, on May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”), denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center related to RCM services provided by parties other than the Company and MAC. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal of the Chancery’s Court’s order. The Company’s and MAC’s appeal remains pending.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medical Transcription Billing, Corp.

November 7, 2018	By:	/s/ Stephen Snyder
Date		Stephen Snyder
Chief Executive Officer

November 7, 2018	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

