Form 10-K
period 2018-12-31
MTBC, Inc.
filed 2019-03-20
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36529

MTBC, INC.

(Exact name of registrant as specified in its charter)

(formerly Medical Transcription Billing, Corp.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Under the Jumpstart Our Business Start startups Act of 2012, or the JOBS Acts, MTBC, Inc. qualifies as an “emerging growth company.”

As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $22.73 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Capital Market.

At March 13, 2019, the registrant had 12,009,742 shares of common stock, par value $0.001 per share, outstanding and 2,162,449 preferred shares, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of Orion Healthcorp, Inc. and other acquired businesses into our infrastructure;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to protect and enforce intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and Stephen Snyder as Chief Executive Officer, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I

Item 1. Business

Our Company

MTBC, Inc., formerly known as Medical Transcription Billing, Corp., together with its consolidated subsidiaries (the “Company”), is a healthcare information technology company that provides a suite of proprietary web-based solutions and business services to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform and business services are designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided either with our technology platform or through a third-party system;
●	Proprietary healthcare IT solutions, which are part of our RCM services, including:

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
Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;

●	Group purchasing services which include our negotiation of discounts with pharmaceutical manufacturers and the extension of those discounts to our physician members; and
●	Comprehensive practice management services, which are offered under long-term management service agreements pursuant to which we provide certain practices with the administrative support, facilities, supplies, equipment, marketing, RCM, accounting, and other non-clinical services required to efficiently operate their practices.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of over 350 experienced health industry experts throughout the United States. These experts who are supported by our highly educated and specialized offshore workforce of approximately 2,000 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of MTBC.

During July 2018, the Company acquired substantially all of the revenue cycle management, practice management and group purchasing assets of Orion Healthcorp, Inc. and 13 of its affiliates (together “Orion”). The Company paid $12.6 million in cash for the acquisition. This acquisition expanded the scope of our offerings to include additional niche hospital solutions, a service that negotiates vaccine discounts with pharmaceutical manufacturers and then extends those vaccine discounts to its physician members, and a service that provides end-to-end practice management services to physician practices under multi-decade management service agreements.

Adoption of our RCM solutions requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry. We estimate that we currently provide services to more than 10,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 1,800 independent medical practices and hospitals, representing 79 specialties and subspecialties in 43 states. In addition, we served approximately 200 clients which are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based in part upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to community hospitals. Our customer which generates the largest revenue for us has over 1,300 providers of physical, occupational and speech therapy services to patients in multiple states.

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold approximately four million shares at a price to the public of $5.00 per share.

In November 2015, the Company completed a public offering of its 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”). The Company sold 231,616 shares at a price of $25.00 per share and received net proceeds of approximately $4.7 million. In July 2016, the Company sold an additional 63,040 shares of Preferred Stock and received net proceeds of approximately $1.3 million. In 2017, the Company raised a total of $16.4 million in net proceeds from a series of additional offerings totaling approximately 765,000 shares of Preferred Stock, all at $25.00 per share. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. During 2018, the Company issued 1,020,000 shares of Preferred Stock and received net proceeds of approximately $22.8 million.

During 2016, the Company purchased substantially all of the assets of four medical billing companies, Gulf Coast Billing, Inc., Renaissance Medical Billing, LLC and WFS Services, Inc. As part of the transaction, the Company acquired a mailing service operation from WFS Services, Inc. In addition, the Company also purchased substantially all of the assets of MediGain, LLC, including its subsidiary Millennium Practice Management Associates, LLC and two offshore subsidiaries in India and Sri Lanka through MTBC’s wholly owned subsidiary, MTBC Acquisition, Corp.

In 2017, the Company purchased substantially all of the assets of Washington Medical Billing, LLC, another medical billing company.

In 2018, the Company purchased substantially all of the assets of Orion, through MTBC’s wholly owned subsidiaries MTBC Health, Inc. and MTBC Practice Management, Corp.

On February 6, 2019, the Company’s Board of Directors approved an amendment to our Articles of Incorporation to change our name to MTBC, Inc.

Employees

Including the employees of our subsidiaries, as of January 2019, the Company employed approximately 2,400 people worldwide on a full-time basis. We also utilize the services of a small number of part time employees. In addition, all officers of the Company work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase or our operating requirements warrant such hiring, or for specific functions where we place additional emphasis, such as marketing and sales.

Our Growth Strategy

The RCM service industry is highly fragmented, with many local and regional RCM companies serving small medical practices and hospitals. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in an information technology infrastructure. Since the Company went public in July 2014, we have acquired substantially all of the assets of 11 RCM companies. Although the specific arrangements have varied with each transaction, typical arrangements include a discounted price, consideration which is sometimes tied to revenues from the customer relationships acquired, and structuring the acquisition as an asset purchase so as to limit our liability. We typically leverage our technology and our cost-effective offshore team to reduce costs promptly after the transaction closes, although there will be initial costs associated with the integration of the acquired business with our existing operations.

We believe we can further accelerate organic growth through industry participants, whereby in addition to obtaining referrals, we utilize them as channel partners to offer integrated solutions to their clients. We have entered into such arrangements with industry participants, and from which we began to derive revenue from them starting in mid-2014. We have developed application interfaces with numerous EHR systems, together with device and lab integration to support these relationships.

During 2017, we started to realize the benefits of our investment in organic growth initiatives. In late 2017, we signed a 950 clinician practice that provides physical, occupational and speech therapy services to patients across multiple states. This client has grown in the time since signing with MTBC and is currently our largest client as measured by monthly revenue and provider count.

During 2018, we completed our largest acquisition of Orion, adding approximately $17.8 million of revenue for the year. In addition to revenue cycle management, after the Orion acquisition we earned approximately 19% of our revenue from practice management services, which represents fees based on our actual costs plus a percentage of the operating profit. We also earned approximately 2% of our revenue from group purchasing services.

Industry Overview

In February 2019, the Centers for Medicare and Medical Services (“CMS”) estimated that U.S. healthcare spending increased by 3.9% to reach nearly $3.5 trillion. CMS also projected that U.S healthcare spending will grow 5.5% annually on average during years 2019 through 2027, reaching $6.0 trillion by 2027. CMS also projected that health spending will grow 0.8% point faster than Gross Domestic Product (“GDP”) annually during the years 2019 through 2027; and as a result, the health share of GDP is expected to rise from 17.9% in 2017 to 19.4% by 2027.

Increasingly complex reimbursement processes. New laws and payer requirements have further complicated insurance reimbursement processes. For example, Medicare, Medicaid and commercial insurances are increasingly requiring proof of adherence to best practices and improved patient health outcomes to support full reimbursement. Moreover, the recent shift to a new generation of insurance codes has dramatically increased the complexity associated with selecting appropriate procedure and diagnosis codes needed to support proper claim submission and reimbursement.

Movement toward healthcare information technology. Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use EHR technology. Beginning in 2015, providers who are not meaningfully using this technology began to incur penalties, which increase over time. While these incentives and penalties have encouraged many providers to adopt and meaningfully use EHR software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges and government mandates.

The United States RCM market has been estimated by Grand View Research to be approximately $11 billion in 2017, growing at a compound annual growth rate (“CAGR”) of 11.2% per year for the forecast period from 2019 through 2025. The North American EHR market has been estimated by Transparency Market Research to be approximately $11 billion in 2017, growing at a CAGR of 5.7% per year for the forecast period of 2017 through 2025. Standalone billing and practice management solutions are reported to be declining in the market today as medical practices move towards integrated, end-to-end systems that incorporate front and back office data flows, provide seamless access to clinical data from EHRs, and streamline the entire revenue cycle management process.

Shift in focus to preventive care. In an effort to avoid the negative health effects and increased costs associated with undetected and untreated chronic conditions, most health insurance plans provide co-payment and deductible-free coverage for preventive health services, such as annual well visits. Many believe that this shift in focus will, in the long-term, reduce costs and improve patient health. Effective preventative health services require access to comprehensive medical records that are readily available to primary care physicians and other physicians providing preventative healthcare.

Inaccessibility of critical data. To thrive in the emerging healthcare landscape, healthcare practices need timely information, such as health insurance plan eligibility and coverage details, provider performance and productivity data, as well as clinical and reimbursement benchmarking. However, we believe that most small and medium size practices do not have access to this type of real-time data, business intelligence and analytical tools and thus struggle to efficiently operate their practices and make optimal decisions.

Competition

The market for practice management, EHR and RCM information solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors also include larger healthcare IT companies, such as athenahealth, Inc., Allscripts Healthcare Solutions, Inc., eClinicalWorks and Greenway Medical Technologies, Inc.

Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than MTBC. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by various governmental initiatives, and consolidation in both the information technology and healthcare industries. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

Our Solution

We believe that our fully integrated solutions uniquely address the challenges in the industry. Our solutions dramatically simplify the complexities inherent in the claim reimbursement process and thereby deliver objectively superior results, such as reduced claim denial rates, improved customer days in accounts receivable, reduced patient no-shows, increased well visit encounters and reimbursement. Our solutions empower our customers with the real-time data they need to be efficient and make better decisions, such as real-time insurance eligibility and deductible details, provider productivity details and payer benchmarking.

Our fully integrated suite of technology and business service solutions is designed to enable healthcare practices to thrive in the midst of a rapidly changing environment in which managing reimbursement, clinical workflows and day-to-day administrative tasks are becoming increasingly complex, costly and time-consuming. Moreover, in most cases the standard fee for our complete, integrated, end-to-end solution is based upon a percentage of a practice’s healthcare-related revenues, with a monthly minimum fee, plus a nominal one-time setup fee, and is among the lowest in the industry.

Our Business Strategy

Our objective is to become the leading provider of integrated, end-to-end SaaS and business service solutions to healthcare providers practicing in an ambulatory setting. To achieve this objective, we employ the following strategies:

●	Provide comprehensive practice management, electronic health records, revenue cycle management and mobile health solutions to small and medium size healthcare practices and hospitals. We believe that providers are in need of an integrated, end-to-end solution, such as the solution that MTBC provides, to manage the different facets of their businesses, from clinical documentation to claim submission and financial reporting.

●	Provide exceptional customer service. We realize that our success is tied directly to our customers’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to customer service.

●	Leverage significant cost advantages provided by our technology and skilled offshore workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce primarily based in Pakistan. We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

●	Pursue strategic acquisitions. Approximately 70% of our current practices and 70% of our current year’s revenue were obtained through strategic transactions with revenue cycle management companies. With most of our acquisition transactions, our goal is to retain the acquired customers over the long-term and migrate those customers to our platform soon after closing.

Our Service Offerings

Healthcare IT:

We offer a suite of fully-integrated, web-based SaaS platform solutions and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with measureable outcomes. The four primary components of our proprietary web-based suite of services are: (i) practice management applications, (ii) a certified electronic health records solution, (iii) revenue cycle management services, and (iv) mobile health applications.

Our flagship product, PracticePro®, provides our clients with a seamlessly integrated, end-to-end solution. Our web-based EHR is also available to customers as a standalone product. We regularly update our software platform with the goal of staying on the leading edge of industry developments, payer reimbursements trends and new regulations.

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

Electronic health records

Our web-based EHR solution has received ONC-ACB Health Information Technology certification. Moreover, in a previous study, KLAS, a leading independent industry assessor of healthcare information technology products, issued its annual electronic health records ranking and MTBC’s legacy EHR placed fifth in our target market of one to ten providers, outperforming most leading electronic health records. Our web-based EHR allows a provider to view all patient information in one online location. Utilizing EHR, providers can track patients from their initial appointments; chart clinical data, history, and other personal information; enter and submit claims for medical services; and review and respond to queries for additional information regarding the billing process. Additionally, the EHR software delivers a robust document management system to enable providers to transition to paperless environments. The document management function makes available electronic connectivity between practitioners and patients, thereby streamlining patient care coordination and communications. In 2015, we introduced a tablet-based EHR, leveraging our web-based platform in a form that many providers find more convenient. During the third quarter of 2017, the Company introduced talkEHR™, a voice enabled EHR solution.

Revenue cycle management and other technology-driven business services

Our proprietary revenue cycle management offering is designed to improve the medical billing reimbursement process, allowing healthcare providers to accelerate and increase collections, reduce errors in submission and streamline workflow to free up practitioners to focus on patient care. Customers using PracticePro® will generally see higher claims acceptance and resolution, and faster collections. Our revenue cycle management service employs a proprietary rules-based system designed and constantly updated by our knowledgeable workforce, who screens and scrubs claims prior to submission for payment.

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

Practice management:

We offer comprehensive practice management services to physicians where we provide the medical practice with appropriate facilities, equipment, supplies, support services and administrative support staff. We also provide management, bill-paying and financial advisory services. The Company’s fees are based on the operating results of the practice.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2018, approximately 50% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company.

Corporate Information

We were incorporated in Delaware on September 28, 2001 under the name Medical Transcription Billing, Corp., and on February 6, 2019 legally changed our name to MTBC, Inc. Our principal executive offices are located at 7 Clyde Road, Somerset, New Jersey 08873, and our telephone number is (732) 873-5133. Our website address is www.mtbc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this document.

MTBC, MTBC.com and A Unique Healthcare IT Company, and other trademarks and service marks of MTBC appearing in this Annual Report on Form 10-K are the property of MTBC. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until December 31 of this year, or sooner upon the unlikely event that, before such date, (i) we have issued more than $1 billion in non-convertible debt, or (ii) we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. An emerging growth company may take advantage of specified reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. As an emerging growth company:

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

Where You Can Find More Information

Our website, which we use to communicate important business information, can be accessed at: www.mtbc.com. We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC Internet website (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

Risks Related to Our Acquisition Strategy

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our strategy is to expand through the acquisition of additional RCM or healthcare IT companies and through organic growth. Since 2006, we have acquired the assets of 19 RCM companies and entered into agreements with four additional RCM companies under which we service all of their customers, with 11 of these transactions since we went public in July 2014. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to our solutions. Acquisitions may also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, increases in administrative costs and other additional costs associated with any debt or equity financings undertaken in connection with such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.

Customers of the businesses we acquire usually have the right to terminate their service contracts for any reason at any time upon notice of 90 days or less. These customers may elect to terminate their contracts as a result of our acquisition or choose not to renew their contracts upon expiration. Legal and practical limitations on our ability to enforce non-competition and non-solicitation provisions against customer representatives and sales personnel that leave the businesses we acquire to join competitors may result in the loss of acquired customers. In the past, our failure to retain acquired customers has at times resulted in decreases in our revenues. Our inability to retain customers of businesses we acquire could adversely affect our ability to benefit from those acquisitions and to grow our future revenues and operating income.

Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

While our acquisitions are typically structured as asset purchase agreements in which we attempt to limit our risk and exposure relative to the respective sellers’ liabilities, we cannot guarantee that we will be successful in avoiding all liability. Creditors at times seek to hold us accountable for seller debt and customers at times, attempt to hold us liable for seller breaches of contract prior to our transactions. Occasionally, disaffected shareholders of the businesses we acquire have attempted to interfere with our business acquisitions. We attempt to minimize all of these risks through thorough due diligence, negotiating indemnities and holdbacks, obtaining relevant representations from sellers, and leveraging experienced professionals when appropriate.

We may be unable to implement our strategy of acquiring additional companies.

We have no unconditional commitments with respect to any acquisition as of the date of this Form 10-K. Although we expect that one or more acquisition opportunities will become available in the future, we may not be able to acquire additional companies at all or on terms favorable to us. We will likely need additional financing for such acquisitions, but there is no assurance that we will be able to borrow funds or raise capital through the issuance of our equity on favorable terms. Certain of our larger, better capitalized competitors may seek to acquire some of the companies we may be interested in. Competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities.

Depending on the type of businesses we acquire (e.g., RCM, practice management, EHR), we may have varying cost saving and/or cross-selling opportunities with the acquired business. However, there is no assurance that we will achieve anticipated cost savings and cross-selling on our acquisitions, and failure to do so may mean we overpaid for such acquisitions.

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

Our business depends on our ability to adapt to evolving technologies and industry standards and introduce new products and services accordingly. If we cannot adapt to changing technologies and industry standards and meet the requirements of our customers, our products and services may become obsolete, and our business would suffer. Because both the healthcare industry and the healthcare IT technology market are constantly evolving, our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, educate our customers to adopt these new technologies, and successfully assist them in transitioning to our new products and services. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards, and, as a result, our business and reputation could suffer. We may not be able to introduce new products or services on schedule, or at all, or such products or services may not achieve market acceptance. A failure by us to introduce new products or to introduce these products on schedule could cause us to not only lose our current customers but also fail to attract new customers.

The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 2,000 employees in Pakistan and Sri Lanka. Approximately 96% of our offshore employees are in Pakistan and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in Pakistan, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs in Pakistan are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in Pakistan are negatively impacted.

Pakistan and Sri Lanka have experienced, and continue to experience, political and social unrest, war and acts of terrorism. Our operations in our offshore locations may be negatively impacted by these and a number of other factors, including a failing power grid and infrastructure, vandalism, currency fluctuations, cost of labor and supplies, and changes in local law as well as laws within the United States relating to these countries. Client mandates or preferences for on-shore service providers may also adversely impact our business model. Our operations in Pakistan and Sri Lanka may also be affected by trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our highly educated workforce, particularly in Pakistan, we may be unable to provide our products and services at attractive prices, and our business would be materially and negatively impacted or discontinued.

We believe that the labor costs in Pakistan and Sri Lanka are approximately 10% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

The risks and challenges associated with our operations outside the United States include laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including employment and tax laws and regulations; and fluctuations in foreign currency exchange rates. Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”), and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators.

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

The current administration and Congress have been critical of the Affordable Care Act (“ACA”) and have taken steps toward materially revising or even repealing it. On December 14, 2018 a federal judge in Texas ruled the ACA unconstitutional. The decision declared that key parts of the legislation were inconsistent with the Constitution. The decision is still making its way through the courts and has not made an impact on the exchanges which are still open. As of now, there has been no impact to the 2019 coverage plans. The ACA included specific reforms for the individual and small group marketplace, including an expansion of Medicaid. We can give no assurances that healthcare reform initiatives if passed will not have a material adverse impact on our operational results or the manner in which we operate our business.

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

We incurred net losses of approximately $2.1 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively. Our net loss for the years ended December 31, 2018 and 2017 include approximately $1.8 million and $3.4 million of non-cash amortization expense of purchased intangible assets, respectively.

We may not succeed in achieving the efficiencies we anticipate from the Orion acquisition and possible future acquisitions, including moving sufficient labor to our offshore locations to offset increased costs resulting from these acquisitions, and we may continue to incur losses in future periods. We expect to incur additional operating expenses as a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology, sales and marketing, infrastructure, facilities and other resources as we seek to grow, thereby incurring additional costs. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur losses in the future and may not be able to achieve or maintain profitability.

Member participation in our Group Purchasing Organization (“GPO”) programs may be terminated with limited or no notice and without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease.

As part of the Orion acquisition, we acquired GPO program relationships. The GPO participation agreements are generally for an initial two-year term, and the option to renew for additional one-year terms. The GPO participation agreements are generally terminable by either party by providing written notice to the other.

There can be no assurance that the members will extend or renew their GPO participation agreements. Failure of these members to renew their GPO participation agreements may have a small impact on our revenue and results of operations.

Our success in retaining member participation in our GPO program depends upon our reputation, strong relationships with such members and our ability to deliver consistent, reliable and high quality products and services; a failure in any of these areas may result in the loss of members. In addition, members may seek to reduce, cancel or elect not to renew their contracts due to factors that are beyond our control and are unrelated to our performance, including their business or financial condition, changes in their strategies or business plans, their acquisition, or economic conditions in general. When contracts are reduced, canceled or not renewed for any reason, we lose the anticipated future revenue associated with such contracts and consequently, our revenue and results of operations may decrease.

We rely on the administrative fees we receive from our GPO suppliers, and the failure to maintain contracts with these GPO suppliers could have a generally negative effect on our relationships with our members and could affect our business, financial condition and results of operations.

We derive some of our revenue from the administrative fees that we receive from our GPO suppliers. We maintain contractual relationships with these suppliers which provide products and services to our members at reduced costs and which pay us administrative fees based on the dollars spent by our members for such products and services. Our contracts with these GPO suppliers generally may be terminated upon 90 days’ notice. A termination of any relationship or agreement with a GPO supplier would result in the loss of administrative fees. In addition, if we lose a relationship with a GPO supplier we may not be able to negotiate similar arrangements for our members and impact our ability to maintain our member agreements.

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

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Executive Chairman, Stephen Snyder, our Chief Executive Officer and A. Hadi Chaudhry, our President. Mr. Haq is instrumental in managing our offshore operations in Pakistan and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in Pakistan, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

We may be unable to adequately establish, protect or enforce our trade secrets and other intellectual property rights.

Our success depends in part upon our ability to establish, protect and enforce our trade secrets and other intellectual property and proprietary rights. If we fail to establish, protect or enforce these rights, we may lose customers and important advantages in the market in which we compete. We rely on a combination of trademark, copyright and trade secret law and contractual obligations to protect our key intellectual property rights, all of which provide only limited protection. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages.

We have no patents pending and none issued, and primarily rely on trade secrets to protect our proprietary technology. Trade secrets may not be protectable if not properly kept confidential. We strive to enter into non-disclosure agreements with our employees, customers, contractors and business partners to limit access to and disclosure of our proprietary information. However, the steps we have taken may not be sufficient to prevent unauthorized use of our customer information, technology, and adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets and proprietary information. Our ability to protect the trade secrets of our acquired companies from disclosure by the former employees of these acquired entities may be limited by law in the jurisdiction in which the acquired company and/or former employee resides, and/or where the disclosure occurred, and this leaves us vulnerable to the solicitation of the customers we acquire by former employees of the acquired business that join our competitors.

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

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;

●	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

●	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

●	subject us to significant liability for damages or result in significant settlement payments; and/or

●	require us to indemnify our customers.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by current and former clients in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients of our physician clients, stockholders, the sellers of the businesses that we acquire, or the creditors of the businesses we acquire. Any litigation involving us may result in substantial costs and may divert management’s attention and resources, which may seriously harm our business, overall financial condition, and operating results. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock.

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

We provide content for use by healthcare providers in treating patients. This content includes, among other things, patient education materials, coding and drug databases developed by third-parties, and prepopulated templates providers can use to document as visits and record patient health information. If content in the third-party databases we use is incorrect or incomplete, adverse consequences, including death, may give rise to product liability and other claims against us. A court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our solutions, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. Our liability insurance coverage may not be adequate or continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations. These agreements are reviewed by our Audit Committee on an annual basis.

Since inception, we have entered into several related-party transactions with our founder and Executive Chairman, Mahmud Haq, which subject us to significant contractual obligations. We believe these transactions reflect terms comparable to those that would be available from third parties. Our independent audit committee has reviewed these arrangements and continues to do so on an annual basis.

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

In addition, federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. For instance, the current administration may make changes to the ACA after the most recent judicial decision in December 2018, the nature and scope of which are presently unknown. Similarly, certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. While the Food and Drug Administration (“FDA”) has sometimes chosen to disclaim authority to, or to refrain from actively regulating certain software products which are similar to our products, this area of medical device regulation remains in flux. We expect that the FDA will continue to be active in exploring legal regimes for regulating computer software intended for use in healthcare settings. Any additional regulation can be expected to impose additional overhead costs on us and should we fail to adequately meet these legal obligations, we could face potential regulatory action. Regulatory authorities such as the Centers for Medicare and Medicaid Services may also impose functionality standards with regard to electronic prescribing technologies. If implemented, proposals like these could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

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

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and the regulations that have been issued under it contain substantial restrictions and requirements with respect to the use, collection, storage and disclosure of individuals’ protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009, HIPAA was amended by the HITECH Act to add provisions that impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Under HIPAA and the HITECH Act, our customers are covered entities and we are a business associate of our customers as a result of our contractual obligations to perform certain services for those customers. The HITECH Act transferred enforcement authority of the security rule from CMS to the Office for Civil Rights of HHS, thereby consolidating authority over the privacy and security rules under a single office within HHS. Further, HITECH empowered state attorney’s general to enforce HIPAA.

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

Finally, regulations also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities of data security breaches involving unsecured protected health information. We have performed an assessment of the potential risks and vulnerabilities to the confidentiality, integrity and availability of electronic health information. In response to this risk analysis, we implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties of up to $1.5 million for each incident and the possibility of civil litigation.

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

Mahmud Haq currently controls 42.8% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 42.8% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 2,136,289 shares have been issued as of December 31, 2018. Our board of directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

As a public company and particularly after we cease to be an “emerging growth company,” at the end of this year, we continue to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ended December 31, 2018, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” at the end of this year, we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company” and, when our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiency(ies) in our internal control over financial reporting that are deemed to be material weakness(es), the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We are and will remain an “emerging growth company” until December 31 of this year, or sooner upon the unlikely event that, before such date, (i) we have issued more than $1 billion in non-convertible debt, or (ii) we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Series A Preferred Stock. At December 31, 2018, our total liabilities (excluding contingent consideration) equaled approximately $8.2 million.

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

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank equal to or below the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our articles of incorporation and the articles of amendment relating to the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. Upon the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock (voting together as a class with all other series of parity preferred stock we may issue upon which like voting rights have been conferred and are exercisable), we are allowed to issue additional series of preferred stock that would rank above the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or the winding up of our affairs pursuant to our articles of incorporation and the articles of amendment relating to the Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and additional series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with equal priority with respect to dividends.

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

The market price of our Series A Preferred Stock could be subject to wide fluctuations in response to numerous factors. These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;

●	trading prices of similar securities;

●	our history of timely dividend payments;

●	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;

●	general economic and financial market conditions;

●	government action or regulation;

●	our financial condition, performance and prospects of our competitors;

●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;

●	our issuance of additional preferred equity or debt securities; and

●	actual or anticipated variations in quarterly operating results of us and our competitors.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 43% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

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

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, we lease approximately 31,000 square feet of office space in approximately 10 locations throughout the U.S., with lease terms that are typically two years or less, as well as approximately 33,000 square feet for five pediatric offices in the Midwest, with leases that will expire between December, 2020 and July, 2023.

We also lease approximately 48,000 square feet of office space and computer server facilities in Islamabad, Pakistan, which lease expires in 2021, as well as approximately 33,000 square feet in Bagh, Pakistan, with an annually renewable lease. The Company also leases office space in Sri Lanka, which lease expires in March of 2019. This lease will be renewed for an additional year at expiration.

The Company also leases computer co-location facilities and apartment space in several additional U.S. cities under short-term leases, however, these leases are not significant. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

As described in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018, filed with the SEC on August 8, 2018, and November 7, 2018, respectively, on May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset Country (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. The demand for arbitration alleges breach of a billing services agreement between RPWC and Millennium Practice Management Associates, Inc., a subsidiary of MediGain, LLC, and seeks compensatory damages and costs. The Company and MAC contend they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. While the allegations of breach of contract made by RPWC have not been the subject of ongoing legal proceedings, the Company and MAC believe that such allegations lack merit on numerous grounds. On January 30, 2019, the parties conducted oral arguments before the Appellate Court. The Company and MAC’s appeal remains pending.

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

The following table presents information on the high and low sales prices per share as reported on the Nasdaq Capital Market for our common stock for the quarters indicated during such periods:

	2018		2017
	High	Low	High	Low
First Quarter	$4.69	$2.55	$0.93	$0.58
Second Quarter	$4.23	$3.21	$3.84	$0.29
Third Quarter	$5.45	$3.58	$2.39	$1.08
Fourth Quarter	$5.65	$3.25	$5.44	$1.45

Common Stock Holders

As of December 31, 2018, there were approximately 4,000 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Recent Sales of Unregistered Securities

There was no sale of unregistered equity securities during the three months ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2018.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2018, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	929,347	547,790
Equity compensation plan approved by security holders - preferred shares	44,800	182,400
Total	974,147	730,190

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2018 and 2017, as well as the consolidated balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2016, 2015 and 2014, as well as the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements appearing on page F-1 in this Annual Report on Form 10-K. Acquisitions by the Company in the last three years account for a significant portion of the increases in revenue and expenses in those years. Note 3 of our Consolidated Financial Statements discusses the acquisitions in the last two years.

Consolidated Statements of Operations Data

	Years ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except per share data)
Net revenue	$50,546	$31,811	$24,493	$23,080	$18,303
Operating expenses:
Direct operating costs	31,253	17,679	13,417	11,630	10,636
Selling and marketing	1,612	1,106	1,224	467	253
General and administrative	16,264	11,738	12,459	11,969	9,943
Research and development	1,029	1,082	902	659	532
Change in contingent consideration	73	152	(716)	(1,786)	(1,811)
Depreciation and amortization	2,854	4,300	5,108	4,599	2,791
Restructuring charges	-	276	-	-	-
Total operating expenses	53,085	36,333	32,394	27,538	22,344

Operating loss	(2,539)	(4,522)	(7,901)	(4,458)	(4,041)

Interest expense -- net	250	1,307	646	262	157
Other income (expense) -- net	494	332	(53)	170	(135)
Loss before (benefit) provision for income taxes	(2,295)	(5,497)	(8,600)	(4,550)	(4,333)
Income tax (benefit) provision	(157)	68	197	138	176
Net loss	$(2,138)	$(5,565)	$(8,797)	$(4,688)	$(4,509)
Preferred stock dividends	4,824	2,030	753	207	-
Net loss attributable to common shareholders	$(6,962)	$(7,595)	$(9,550)	$(4,895)	$(4,509)
Weighted average common shares outstanding basic and diluted	11,721,232	11,010,432	10,036,988	9,732,806	7,084,630
Net loss per common share basic and diluted	$(0.59)	$(0.69)	$(0.95)	$(0.50)	$(0.64)

Consolidated Balance Sheet Data

	As of December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Cash	$14,472	$4,362	$3,477	$8,040	$1,049
Working capital - net (1)	17,916	4,608	(7,418)	5,128	(3,559)
Total assets	47,623	25,526	28,324	26,677	23,107
Long-term debt	222	121	4,200	4,903	49
Shareholders’ equity	38,870	20,250	7,067	14,892	14,321

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data

	Years ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Adjusted EBITDA	$4,802	$2,291	$(605)	$(675)	$(1,726)

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with adjusted EBITDA, a non-GAAP financial measure of earnings. Adjusted EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation, amortization, integration, transaction and restructuring costs and change in contingent consideration. Our management uses adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. We use this non-GAAP financial measure to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains a reconciliation of net loss to adjusted EBITDA.

Reconciliation of net loss	Years ended December 31,
to adjusted EBITDA	2018	2017	2016	2015	2014
	($ in thousands)
Net loss	$(2,138)	$(5,565)	$(8,797)	$(4,688)	$(4,509)
Depreciation	689	634	527	420	261
Amortization	2,165	3,666	4,581	4,179	2,530
Foreign exchange / other expense	(435)	(249)	53	(170)	135
Interest expense - net	250	1,307	646	262	157
Income tax (benefit) provision	(157)	68	197	138	176
Stock-based compensation expense	2,464	1,487	1,928	629	259
Integration, transaction and restructuring costs	1,891	791	976	341	1,076
Change in contingent consideration	73	152	(716)	(1,786)	(1,811)
Adjusted EBITDA	$4,802	$2,291	$(605)	$(675)	$(1,726)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

The Company is a healthcare information technology company that provides a suite of proprietary web-based solutions and business services to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform and business services are designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

Healthcare IT:

●	Revenue cycle management (“RCM”) services;

Proprietary, healthcare IT solutions, which is part of our RCM services, including:

Electronic health records,
Practice management software and related tools,
Mobile Health (“mHealth”) solutions,
Healthcare claims clearinghouse, and
Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Group purchasing services.

Practice Management:

●	Comprehensive practice management services.

Our offshore operations in Pakistan and Sri Lanka together accounted for approximately 22% and 29% of total expenses for the years ended December 31, 2018 and 2017, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% and 78% of foreign costs for the years ended December 31, 2018 and 2017). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include adjusted EBITDA, adjusted operating income, adjusted operating margin, adjusted net income and adjusted net income per share. These key performance measures are non-GAAP financial measures, which we believe better enable management and investors to analyze and compare the underlying business results from period to period.

These non-GAAP financial measures should not be considered in isolation, or as a substitute for or superior to, financial measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of our business as determined in accordance with GAAP. We compensate for these limitations by analyzing current and future results on a GAAP basis, as well as a non-GAAP basis, and we provide reconciliations from the most directly comparable GAAP financial measures to the non-GAAP financial measures. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA, adjusted operating income, adjusted operating margin, adjusted net income and adjusted net income per share provide an alternative view of performance used by management and we believe that an investor’s understanding of our performance is enhanced by disclosing these adjusted performance measures.

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax (benefit) expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	($ in thousands)
Net revenue	$50,546	$31,811

GAAP net loss	$(2,138)	$(5,565)

(Benefit) provision for income taxes	(157)	68
Net interest expense	250	1,307
Foreign exchange / other expense	(435)	(249)
Stock-based compensation expense	2,464	1,487
Depreciation and amortization	2,854	4,300
Integration, transaction and restructuring costs	1,891	791
Change in contingent consideration	73	152
Adjusted EBITDA	$4,802	$2,291

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	($ in thousands)
Net revenue	$50,546	$31,811

GAAP net loss	$(2,138)	$(5,565)
(Benefit) provision for income taxes	(157)	68
Net interest expense	250	1,307
Other income - net	(494)	(332)
GAAP operating loss	(2,539)	(4,522)
GAAP operating margin	(5.0%)	(14.2%)

Stock-based compensation expense	2,464	1,487
Amortization of purchased intangible assets	1,828	3,393
Integration, transaction and restructuring costs	1,891	791
Change in contingent consideration	73	152
Non-GAAP adjusted operating income	$3,717	$1,301
Non-GAAP adjusted operating margin	7.4%	4.1%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreement and restructuring charges arising from discontinued facilities and operations;
●	Changes in contingent consideration; and
●	Income tax (benefit) expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	($ in thousands)
GAAP net loss	$(2,138)	$(5,565)

Foreign exchange / other expense	(435)	(249)
Stock-based compensation expense	2,464	1,487
Amortization of purchased intangible assets	1,828	3,393
Integration, transaction and restructuring costs	1,891	791
Change in contingent consideration	73	152
Income tax (benefit) expense related to goodwill	(208)	27
Non-GAAP adjusted net income	$3,475	$36

	Year Ended December 31,
	2018	2017
GAAP net loss attributable to common shareholders, per share	$(0.59)	$(0.69)
Impact of preferred stock dividend	0.41	0.21
Net loss per end-of-period share	(0.18)	(0.48)

Foreign exchange / other expense	(0.04)	(0.02)
Stock-based compensation expense	0.21	0.13
Amortization of purchased intangible assets	0.15	0.29
Integration, transaction and restructuring costs	0.16	0.07
Change in contingent consideration	0.01	0.01
Income tax (benefit) expense related to goodwill	(0.02)	0.00
Non-GAAP adjusted net income per share	$0.29	$-

End-of-period shares	11,829,758	11,530,591

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of the years December 31, 2018 and 2017. Non-GAAP adjusted net income per share does not take into account dividends paid on preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	($ in thousands, except per share data)
Net revenue	$16,511	$17,045	$8,683	$8,307	$8,292	$7,514	$7,785	$8,220
Operating expenses:
Direct operating costs	10,311	12,124	4,334	4,484	4,086	4,172	4,198	5,223
Selling and marketing	442	462	403	305	253	229	269	355
General and administrative	5,478	5,131	3,054	2,601	3,505	2,475	2,772	2,986
Research and development	261	264	249	255	239	249	313	281
Change in contingent consideration	5	25	11	32	-	-	163	(11)
Depreciation and amortization	881	822	560	591	663	664	1,453	1,520
Restructuring charges	-	-	-	-	-	-	-	276
Total operating expenses	17,378	18,828	8,611	8,268	8,746	7,789	9,168	10,630

Operating (expense) income	(867)	(1,783)	72	39	(454)	(275)	(1,383)	(2,410)

Interest expense -- net	57	80	44	69	78	673	280	276
Other income (expense) -- net	343	(219)	218	152	224	33	37	38
(Loss) income before (benefit) provision for income taxes	(581)	(2,082)	246	122	(308)	(915)	(1,626)	(2,648)
Income tax (benefit) provision	(5)	(250)	51	47	(124)	65	67	60
Net (loss) income	$(576)	$(1,832)	$195	$75	$(184)	$(980)	$(1,693)	$(2,708)

Preferred stock dividend	1,744	1,056	1,249	775	747	653	427	203
Net loss attributable to common shareholders	$(2,320)	$(2,888)	$(1,054)	$(700)	$(931)	$(1,633)	$(2,120)	$(2,911)
Loss per common share
Basic and diluted	$(0.20)	$(0.25)	$(0.09)	$(0.06)	$(0.08)	$(0.14)	$(0.20)	$(0.29)

Adjusted EBITDA	$1,406	$865	$1,557	$974	$1,526	$609	$469	$(313)

Reconciliation of net (loss) income to adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	($ in thousands)
Net (loss) income	$(576)	$(1,832)	$195	$75	$(184)	$(980)	$(1,693)	$(2,708)
Depreciation	203	189	145	151	150	156	164	164
Amortization	678	633	415	440	513	508	1,289	1,356
Foreign exchange / other expense	(330)	227	(185)	(147)	(215)	(24)	28	(38)
Interest expense -- net	57	80	44	69	78	673	280	276
Income tax (benefit) provision	(5)	(250)	51	47	(124)	65	67	60
Stock-based compensation expense	940	987	409	128	1,153	126	79	129
Integration, transaction and restructuring costs	434	806	472	179	155	85	92	459
Change in contingent consideration	5	25	11	32	-	-	163	(11)
Adjusted EBITDA	$1,406	$865	$1,557	$974	$1,526	$609	$469	$(313)

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

Providers and Practices Served: As of December 31, 2018, we provided services to approximately 10,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,800 practices. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of December 31, 2017, we served approximately 3,500 providers representing approximately 750 practices.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2018 and 2017 were 89% and 90%, respectively. The renewal rates for our customers who are also users of our EHR for 2018 and 2017 were 91% and 98%, respectively. The percentage of our revenue generated during the years ended December 31, 2018 and 2017 which came from all users of our EHR was 21% and 32%, respectively.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These payments accounted for approximately 76% and 89% of our revenues during the years ended December 31, 2018 and 2017, respectively. This includes customers utilizing our proprietary product suite, PracticePro®, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenue from our practice management and group purchasing services which began in July 2018 as a result of the Orion acquisition. Revenue is also generated from transcription, coding, indexing and other ancillary services. By the end of 2018, we moved approximately 57% of the medical billing customers from prior years’ acquisitions that were on other platforms to our operating platform.

We earned approximately 7% and 10% of our revenue from printing and mailing operations, clearinghouse, EDI services and ancillary RCM services during the years ended December 31, 2018 and 2017, respectively. We earned approximately 1% of our revenue from group purchasing services during the same period. We began providing practice management services and group purchasing services on July 1, 2018.

We also earned approximately 13% of our revenue from practice management services, including reimbursement of certain costs plus a percentage of the operating profit, during the year ended December 31, 2018.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers and the patients of the three managed medical practices, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Our Pakistan and Sri Lanka operations accounted for approximately 22% and 37% of direct operating costs for the years ended December 31, 2018 and 2017, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

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

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan and Sri Lanka offices accounted for approximately 20% and 28% of general and administrative expenses for the years ended December 31, 2018 and 2017, respectively.

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

Depreciation and Amortization Expense. Depreciation expense is charged using the straight-line method over the estimated lives of the assets ranging from three to five years. Amortization expense is charged on either an accelerated or on a straight-line basis over a period of three or four years for most intangible assets acquired in connection with acquisitions including those intangibles related to the group purchasing services. Amortization expense related to the value of our practice management clients is amortized on a straight-line basis over a period of twelve years.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, previous term loans and amounts due in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to a foreign exchange gain of $435,000 and $249,000 for the years ended December 31, 2018 and 2017, respectively.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21%, provides for a deemed repatriation and taxation at reduced rates on historical earnings of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. Effective January 1, 2018 there is a global intangible low-taxed income (“GILTI”) tax. Companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and related disclosures. We base our estimates, assumptions and judgments on historical experience, current trends and various other factors that we believe to be reasonable under the circumstances. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. On a regular basis, we review our accounting policies, estimates, assumptions and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations.

Critical accounting policies are those policies used in the preparation of our consolidated financial statements that require management to make difficult, subjective, or complex adjustments, and to make estimates about the effect of matters that are inherently uncertain. As a result of our adoption of the new revenue recognition standard on January 1, 2018, we re-assessed the estimates, assumptions, and judgments that are most critical in our recognition of revenue.

Revenue from Contracts with Customers:

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

Revenue is recognized as the performance obligations are satisfied. We derive revenue from seven primary sources: revenue cycle management services, practice management services, professional services, ancillary services, group purchasing services, printing and mailing services, and clearinghouse and EDI (electronic data interchange) services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain a single performance obligation. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual price for the service, which is consistent with the stand-alone selling price.

Revenue cycle management services:

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. MTBC typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include use of practice management software and related tools (on a software-as-a-service (“SaaS”) basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. Although our contracts typically have stated terms of one or more years, under ASC 606 our contracts are considered month-to-month and accordingly, there is no financing component.

For the majority of our revenue cycle management contracts, the total transaction price is variable because our obligation is to process an unknown quantity of claims, as and when requested by our customers over the contract period. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with variable consideration is subsequently resolved. Estimates to determine variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date. Revenue is recognized over the performance period using the input method.

Group purchasing services:

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

Practice management services:

We estimate the amount that will be collected on claims submitted to insurance carriers which is used to determine the compensation to be paid to the owners of the managed practices. These compensation amounts reduce the revenue that the Company recognizes since they are deducted from gross billings. The estimate of the amounts to be received from the insurance claims are updated at each reporting period.

Although we believe that our approach to estimates and judgments is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material. Our estimates of variable consideration may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. The amount of variable consideration recognized to date that remains subject to estimation is included within the contract asset on the consolidated balance sheet.

Contingent Consideration:

If a business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date. The Company adjusts the contingent consideration liability at the end of each reporting period based on fair value inputs representing changes in forecasted revenue of the acquired entities and the probability of an adjustment to the purchase price. Critical estimates include determining the forecasted revenue for certain acquisitions, probability and timing of cash collections and an appropriate discount rate. Changes in the fair value of the contingent consideration after the acquisition date are included in earnings if the contingent consideration is recorded as a liability.

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2018 or 2017.

Business Combinations:

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

Allowance for Doubtful Accounts:

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year Ended December 31,
	2018	2017
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	61.8%	55.6%
Selling and marketing	3.2%	3.5%
General and administrative	32.2%	36.9%
Research and development	2.0%	3.4%
Change in contingent consideration	0.1%	0.5%
Depreciation and amortization	5.6%	13.5%
Restructuring charges	0.0%	0.9%
Total operating expenses	104.9%	114.3%

Operating loss	(4.9%)	(14.3%)

Interest expense - net	0.5%	4.1%
Other income - net	1.0%	1.0%
Loss before income taxes	(4.4%)	(17.4%)
Income tax (benefit) provision	(0.3%)	0.2%
Net loss	(4.1%)	(17.6%)

Comparison of 2018 and 2017

	Year Ended December 31,		Change
	2018	2017	Amount	Percent
Net revenue	$50,545,781	$31,810,635	$18,735,146	59%

Net revenue. Net revenue of $50.5 million for the year ended December 31, 2018 increased by $18.7 million or 59% from revenue of $31.8 million for the year ended December 31, 2017. Total revenue for the year ended December 31, 2018 included $17.8 million as a result of the Orion acquisition, offset by attrition from customers. Total revenue for the year ended December 31, 2017 included $17.3 million of revenue from customers we acquired from acquisitions in 2016 and 2017.

	Year Ended December 31,		Change
	2018	2017	Amount	Percent
Direct operating costs	$31,252,535	$17,679,070	$13,573,465	77%
Selling and marketing	1,611,982	1,106,698	505,284	46%
General and administrative	16,264,473	11,738,201	4,526,272	39%
Research and development	1,029,510	1,081,832	(52,322)	(5%)
Change in contingent consideration	73,271	151,423	(78,152)	(52%)
Depreciation	688,020	634,395	53,625	8%
Amortization	2,165,807	3,665,548	(1,499,741)	(41%)
Restructuring charges	-	275,628	(275,628)	(100%)
Total operating expenses	$53,085,598	$36,332,795	$16,752,803	46%

Direct Operating Costs. Direct operating costs of $31.3 million for the year ended December 31, 2018 increased by $13.6 million or 77% from direct operating costs of $17.7 million for the year ended December 31, 2017. Salary costs increased by $6.9 million as a result of the Orion acquisition. Medical supplies increased by $2.9 million as a result of the addition of the managed practices. Outsourcing and other customer processing costs increased by $2.3 million, facility costs increased by $721,000 and postage and delivery costs increased by $244,000.

Selling and Marketing Expense. Selling and marketing expense of $1.6 million for the year ended December 31, 2018 increased by $505,000 or 46% from selling and marketing expense of $1.1 million for the year ended December 31, 2017. The increase represented additional spending on selling and marketing activities.

General and Administrative Expense. General and administrative expense of $16.3 million increased by $4.5 million or 39% from general and administrative expense of $11.7 million for the year ended December 31, 2017. Salary costs increased by $2.7 million as a result of the Orion acquisition and stock compensation expense. Legal and professional fees increased by $1.1 million as a result of the Orion acquisition and other corporate matters.

Research and Development Expense. Research and development expense of $1.0 million for the year ended December 31, 2018 decreased by $52,000 or 5% from research and development expense of $1.1 million in the prior year.

Contingent Consideration. The change in contingent consideration of $73,000 and $151,000 for the years ended December 31, 2018 and 2017, respectively, relates to the change in the fair value of the contingent consideration. The losses in 2018 resulted primarily from changes in the revenue estimates for the acquisitions made in 2015 and 2016. The loss in 2017 resulted from an increase in the price of the Company’s common stock for the shares held in escrow from the acquisition of Practicare Medical Management in 2014.

Depreciation. Depreciation of $688,000 for the year ended December 31, 2018 increased by $54,000 or 8% from depreciation of $634,000 for the year ended December 31, 2017, primarily as a result of additional property and equipment purchases and the property and equipment obtained from the Orion acquisition.

Amortization Expense. Amortization expense of $2.2 million for the year ended December 31, 2018, decreased by $1.5 million or 41% from amortization expense of $3.7 million for the year ended December 31, 2017. This decrease is due to the intangible assets acquired in the 2014 acquisitions becoming fully amortized during 2017, net of the additional amortization resulting from the Orion acquisition.

Restructuring Charges. Restructuring charges primarily represent employee severance costs, remaining lease and termination fees, disposal of property and equipment and professional fees associated with the closing of the operations in India and Poland in 2017. There were no similar costs incurred in 2018.

	Year Ended December 31,		Change
	2018	2017	Amount	Percent
Interest income	$100,788	$16,944	$83,844	495%
Interest expense	(351,168)	(1,324,219)	973,051	73%
Other income - net	494,332	332,084	162,248	49%
Income tax (benefit) provision	(157,385)	67,805	(225,190)	(332%)

Interest Income. Interest income of $101,000 for the year ended December 31, 2018 increased by $84,000 or 495% from interest income of $17,000 for the year ended December 31, 2017. Interest income primarily represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $351,000 for the year ended December 31, 2018 decreased by $973,000 or 73% from interest expense of $1.3 million for the year ended December 31, 2017. This decrease was primarily due to interest costs incurred in 2017 on borrowings under our line of credit and term loans and amounts related to the MediGain transaction which were repaid during 2017. Interest expense also includes the amortization of deferred financing costs which were $191,000 and $722,000 during the years ended December 31, 2018 and 2017, respectively.

Other Income - net. Other income - net was $494,000 for the year ended December 31, 2018 compared to other income - net of $332,000 for the year ended December 31, 2017. Included in other income - net are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax (Benefit) Provision. There was a $157,000 benefit for income taxes for the year ended December 31, 2018, compared to the provision for income taxes of $68,000 for the year ended December 30, 2017. Included in the tax provisions for the year ended December 31, 2018 is a $208,000 deferred income tax benefit. As a result of the Company forecasting a tax loss for 2018, which has an indefinite life under the recent tax reform legislation, the federal deferred tax liability was offset against the 2018 federal net operating loss to the extent allowable.

The current income tax provision for the year ended December 31, 2018 and 2017 was approximately $50,000 and $41,000, respectively and primarily relates to state minimum taxes and foreign income taxes. The pre-tax loss was $2.3 million and $5.5 million for the years ended December 31, 2018 and 2017, respectively. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2018 and 2017.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is not amortized for financial reporting purposes. However, goodwill is tax deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to be recorded over the amortization period, will have an indefinite life. As a result of the Company incurring a tax loss for 2018 which has an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against the 2018 federal operating net loss, to the extent allowable.

The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Since the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While our plan is to be profitable in the future and begin utilizing these deferred tax assets, there is not sufficient evidence to allow us to avoid the full valuation allowance in 2018 and 2017. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the timing and level of profitability that we are able to actually achieve.

The Company has a federal NOL carry forward of approximately $18.0 million of which approximately $15.8 million will expire between 2034 and 2037 and the balance has an indefinite life. The Company has state NOL carry forwards of approximately $34.9 million, of which $17.6 million relates to the State of New Jersey. These NOLs expire between 2034 to 2038.

Liquidity and Capital Resources

During the year ended December 31, 2018, there was positive cash flow from operations of approximately $6.8 million and at year-end the Company had $14.5 million in cash, positive working capital of $17.9 million and no bank debt. During the three months ended December 31, 2018, cash flow provided by operations was $2.1 million. During the third quarter of 2018, the Company paid the remainder of the purchase price of $11.6 million for the Orion acquisition in cash. The Company occasionally utilizes its revolving line of credit with SVB, but, as of December 31, 2018, there was no balance outstanding. SVB doubled the maximum availability on the line from $5 million to $10 million during September 2018. During April 2018, the Company sold 420,000 shares of Preferred Stock and raised net proceeds of approximately $9.4 million. During October 2018, the Company sold 600,000 additional shares of its Preferred Stock raising net proceeds of approximately $13.4 million. During 2017, the Company raised $16.4 million in net proceeds from the sale of Preferred Stock and $2.0 million from the sale of common stock.

During October 2017, the Company repaid and closed its Opus credit facility and replaced it with a revolving line of credit with SVB. As of December 31, 2018, the Company was in compliance with all the covenants contained in the SVB credit agreement.

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

The following table summarizes our cash flows for the years presented.

	Year Ended December 31,
	2018	2017
Net cash provided by operating activities	$6,812,474	$281,642
Net cash used in investing activities	(13,628,249)	(902,211)
Net cash provided by financing activities	17,656,537	1,843,979
Effect of exchange rate changes on cash	(730,511)	(338,058)
Net increase in cash	$10,110,251	$885,352

The loss before income taxes was $2.3 million for the year ended December 31, 2018, of which $2.9 million was non-cash depreciation and amortization. The loss before income tax for the year ended December 31, 2017 was $5.5 million, of which $4.3 million was non-cash depreciation and amortization.

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

Operating Activities

Cash provided by operating activities was $6.8 million and $282,000 during the years ended December 31, 2018 and 2017, respectively. The decrease in the net loss of $3.4 million included the following changes in non-cash items: decrease in depreciation and amortization of $1.4 million, increase in stock-based compensation of $976,000, and a decrease in interest accretion of $531,000. Revenue increased by $18.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, and expenses increased by $16.8 million for the same period primarily due to the acquisition of Orion in the third quarter of 2018.

Cash generated by the reduction of accounts receivable was $1.5 million for the year ended December 31, 2018, compared with a reduction of $42,000 for the year ended December 31, 2017. This excludes the acquired accounts receivable as part of the Orion acquisition. Accounts payable, accrued compensation and accrued expenses increased by $2.1 million during the year ended December 31, 2018, compared with a decrease of $1.5 million for the year ended December 31, 2017.

Investing Activities

Cash used in investing activities during the year ended December 31, 2018 was $13.6 million, an increase of $12.7 million compared to $902,000 during the year ended December 31, 2017. The increase was due to the acquisition of Orion.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2018 was $17.7 million, compared to $1.8 million in the year ended December 31, 2017. Cash provided by financing activities during 2018 includes $22.8 million of net proceeds from issuing 1,020,000 shares of Preferred Stock, offset by $464,000 of repayments for debt obligations, and $4.1 million of preferred stock dividends. Cash provided by financing activities during the year ended December 31, 2017 includes $16.5 million of net proceeds from issuing approximately 765,000 shares of Preferred Stock, $2.0 million raised from issuing one million shares of common stock, offset by $7.7 million of repayments for debt obligations, a $5 million payment to Prudential for the acquisition of MediGain and $1.5 million of preferred stock dividends. Average borrowings from our revolving line of credit were $1.1 million for the year ended December 31, 2017 compared to $219,000 for the year ended December 31, 2018.

During October 2017, the Company replaced its Opus credit facility with a $5 million revolving line of credit from SVB. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. As of December 31, 2018, there were no amounts drawn on the line.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and those related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2018.

The following table presents certain payments due by the Company under our long-term contractual obligations with minimum firm commitments as of December 31, 2018. In addition, based on the interest-bearing obligations as of December 31, 2018, we expect interest expense to be approximately $19,000 during the years below. This excludes the amortization of bank financing costs which is recorded as interest expense.

	Year Ending December 31,
	2019	2020	2021	2022	2023	Total
	($ in thousands)
Notes payable	$278	$149	$55	$13	$5	$500
Leases	932	715	511	412	92	2,662
Contingent consideration	526	-	-	-	-	526
Total	$1,736	$864	$566	$425	$97	$3,688

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Our management has performed its assessment according to the guidelines established by COSO. Management excluded from its assessment of internal control over financial reporting of Orion, the most recent acquisition, as it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the commencement date and the date of management’s assessment. During 2018, the revenue recorded by the Company for Orion was approximately $17.8 million. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2018, is effective.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” For its adoption, we implemented changes to our revenue recognition processes and control activities within them such as development of new entity-wide policies, in-house training, ongoing contract reviews and system changes to accommodate presentation and disclosure requirements. During the most recent fiscal quarter, we continued to add processes and controls for the additional revenue streams acquired, particularly related to the practice management and group purchasing services. We are evaluating additional processes and controls that may be required related to the Orion acquisition.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2019 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2018 (“2019 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2018 and 2017
(ii)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description

2.1	Asset Purchase Agreement dated February 15, 2016, by and between the Company and Gulf Coast Billing, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 17, 2016, and incorporated herein by reference).
2.2	Asset Purchase Agreement dated May 2, 2016, by and between the Company and Renaissance Medical Billing, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2016, and incorporated herein by reference).
2.3	Asset Purchase Agreement dated July 1, 2016, by and among the Company and WFS Services, Inc., Deborah Shapiro, Ann Newman and Michael Newman (filed as Exhibit 10.2 to the Company’s Form 8-K filed on November 30, 2016, and incorporated herein by reference).
2.4	Assignment Agreement dated October 3, 2016, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).
2.5	Strict Foreclosure Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).
2.6	Transition Services Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).
2.7	First Amendment to Assignment Agreement dated January 3, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2017, and incorporated herein by reference).

2.8	Second Amendment to Assignment Agreement dated January 23, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 24, 2017, and incorporated herein by reference).
2.9	Asset Purchase Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2018, and incorporated herein by reference).
2.10	Transition Services Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 2.29 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company dated April 4, 2014 (filed as Exhibit 3.1 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).
3.2

Certificate of Amendment of Certificate of Incorporation of the Company dated June 28, 2016 (filed as Exhibit 3.2 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.3

Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.4

First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.5

Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.6

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 18, 2018 (filed as Exhibit 3.6 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.7

Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.8

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated February 6, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 7, 2019 and incorporated herein by reference).

3.9	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).
4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).
4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015 and incorporated herein by reference).

4.3	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).
4.4	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).
10.2 *	Amended and Restated 2014 Equity Incentive Plan (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).
10.3 *	First Amendment to Medical Transcription Billing, Corp. Amended and Restated Equity Incentive Plan (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).
10.4 *	Form of Restricted Stock Unit Agreement under 2014 Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).
10.5 *	Form of Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).
10.6	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).
10.7 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).
10.8 *	Employment Agreement between the Company and Stephen Snyder dated as of May 1, 2018 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).
10.9 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of May 1, 2018 (filed as Exhibit 10.3 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).
10.10 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).
10.11	Waiver and Third Amendment to Credit Agreement, dated as of March 28, 2017, between Medical Transcription Billing, Corp., and Opus Bank (filed as Exhibit 10.14 to the Company’s Form 10-K filed on March 31, 2017, and incorporated herein by reference).
10.12	Form of Securities Purchase Agreement, dated May 10, 2017 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2017, and incorporated herein by reference).
10.13	Engagement Agreement, dated May 10, 2017, between Medical Transcription Billing, Corp., and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on May 12, 2017, and incorporated herein by reference).

10.14	Form of Placement Agency Agreement between Medical Transcription Billing, Corp., and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (filed as Exhibit 10.18 to Amendment No. 4 to the Company’s Form S-1 filed on June 20, 2017, and incorporated herein by reference).
10.15	Placement Agency Agreement, dated August 15, 2017, between Medical Transcription Billing, Corp., and Alexander Capital, LP (filed as Exhibit 1.1 to the Company’s Form 8-K filed on August 18, 2017, and incorporated herein by reference).
10.16	Placement Agency Agreement, dated August 25, 2017, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 1.1 to the Company’s Form 8-K filed on August 28, 2017, and incorporated herein by reference).
10.17	Placement Agency Agreement, dated August 30, 2017, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 6, 2017, and incorporated herein by reference).
10.18	Form of Placement Agency Agreement, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Form S-1 filed on September 21, 2017, and incorporated herein by reference).
10.19	Placement Agency Agreement, dated December 7, 2017, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 1.1 to the Company’s Form 8-K filed on December 11, 2017, and incorporated herein by reference).
10.20	Form of Placement Agency Agreement, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 10.24 to Amendment No. 1 to the Company’s Form S-1 filed on April 2, 2018, and incorporated herein by reference).
10.21	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).
10.22	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).
10.23	Form of Placement Agency Agreement, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 10.29 to Amendment No. 2 to the Company’s Form S-1 filed on October 10, 2018, and incorporated herein by reference).
10.24	Amendment to Placement Agency Agreement, dated October 12, 2018, between Medical Transcription Billing, Corp., and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2018, and incorporated herein by reference).
21.1	List of subsidiaries (filed as Exhibit 21.1 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

* Indicates management contract or compensatory plan or arrangement.

The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2019.

MTBC, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 20, 2019
Mahmud Haq	Executive Chairman and Director

/s/ Stephen Snyder		March 20, 2019
Stephen Snyder	Principal Executive Officer and Director

/s/ Bill Korn		March 20, 2019
Bill Korn	Principal Financial Officer

/s/ Norman Roth		March 20, 2019
Norman Roth	Principal Accounting Officer

/s/ A. Hadi Chaudhry		March 20, 2019
A. Hadi Chaudhry	President

/s/ Anne Busquet		March 20, 2019
Anne Busquet	Director

/s/ Howard L. Clark, Jr.		March 20, 2019
Howard L. Clark, Jr.	Director

/s/ John N. Daly		March 20, 2019
John N. Daly	Director

/s/ Cameron Munter		March 20, 2019
Cameron Munter	Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

MTBC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MTBC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Iselin, NJ

March 20, 2019

MTBC, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$14,472,483	$4,362,232
Accounts receivable - net of allowance for doubtful accounts of $189,000 and $185,000 at December 31, 2018 and December 31, 2017, respectively	7,331,474	3,879,463
Contract asset	2,608,631	-
Inventory	444,437	-
Current assets - related party	25,203	25,203
Prepaid expenses and other current assets	1,191,445	662,822
Total current assets	26,073,673	8,929,720
Property and equipment - net	1,832,187	1,385,743
Intangible assets - net	6,634,003	2,509,544
Goodwill	12,593,795	12,263,943
Other assets	489,703	436,713
TOTAL ASSETS	$47,623,361	$25,525,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,438,267	$991,859
Accrued compensation	1,731,063	1,137,351
Accrued expenses	1,589,009	616,778
Deferred rent (current portion)	90,657	81,826
Deferred revenue (current portion)	25,355	62,104
Accrued liability to related party	10,663	10,675
Notes payable - (current portion)	277,776	168,718
Contingent consideration (current portion)	526,432	505,557
Dividend payable	1,468,724	747,147
Total current liabilities	8,157,946	4,322,015
Notes payable	222,400	120,899
Deferred rent	189,366	333,788
Deferred revenue	18,949	28,615
Contingent consideration	-	97,854
Deferred tax liability	164,346	372,072
Total liabilities	8,753,007	5,275,243
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share - authorized 4,000,000 shares; issued and outstanding 2,136,289 and 1,086,739 shares at December 31, 2018 and December 31, 2017, respectively	2,136	1,087
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,570,557 and 12,271,390 shares at December 31, 2018 and December 31, 2017, respectively; outstanding, 11,829,758 and 11,530,591 shares at December 31, 2018 and December 31, 2017, respectively	12,571	12,272
Additional paid-in capital	65,142,460	45,129,517
Accumulated deficit	(24,203,745)	(23,509,386)
Accumulated other comprehensive loss	(1,421,068)	(721,070)
Less: 740,799 common shares held in treasury, at cost at December 31, 2018 and December 31, 2017	(662,000)	(662,000)
Total shareholders’ equity	38,870,354	20,250,420
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,623,361	$25,525,663

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
NET REVENUE	$50,545,781	$31,810,635
OPERATING EXPENSES:
Direct operating costs	31,252,535	17,679,070
Selling and marketing	1,611,982	1,106,698
General and administrative	16,264,473	11,738,201
Research and development	1,029,510	1,081,832
Change in contingent consideration	73,271	151,423
Depreciation and amortization	2,853,827	4,299,943
Restructuring charges	-	275,628
Total operating expenses	53,085,598	36,332,795
OPERATING LOSS	(2,539,817)	(4,522,160)
OTHER:
Interest income	100,788	16,944
Interest expense	(351,168)	(1,324,219)
Other income - net	494,332	332,084
LOSS BEFORE INCOME TAXES	(2,295,865)	(5,497,351)
Income tax (benefit) provision	(157,385)	67,805
NET LOSS	$(2,138,480)	$(5,565,156)

Preferred stock dividend	4,823,987	2,030,295
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,962,467)	$(7,595,451)

Net loss per common share: basic and diluted	$(0.59)	$(0.69)
Weighted-average common shares used to compute basic and diluted loss per share	11,721,232	11,010,432

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
NET LOSS	$(2,138,480)	$(5,565,156)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(699,998)	(344,980)
COMPREHENSIVE LOSS	$(2,838,478)	$(5,910,136)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance- January 1, 2017	294,656	$295	10,792,352	$10,793	$26,038,063	$(17,944,230)	$(376,090)	$(662,000)	$7,066,831
Net loss	-	-	-	-	-	(5,565,156)	-	-	(5,565,156)
Foreign currency translation adjustment	-	-	-	-	-	-	(344,980)	-	(344,980)
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,750	27	266,663	267	(267)	-	-	-	27
Common stock warrants issued	-	-	-	-	390,479	-	-	-	390,479
Stock-based compensation, net of cash settlements	-	-	-	-	2,036,741	-	-	-	2,036,741
Issuance of common stock, net of fees and expenses	-	-	1,000,000	1,000	1,971,065	-	-	-	1,972,065
Issuance of common stock held as contingent consideration	-	-	212,375	212	331,464	-	-	-	331,676
Issuance of preferred stock, net of fees and expenses	765,333	765	-	-	16,392,267	-	-	-	16,393,032
Preferred stock dividends	-	-	-	-	(2,030,295)	-	-	-	(2,030,295)
Balance- December 31, 2017 before adoption of ASC 606	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance- January 1, 2018 after adoption of ASC 606	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net loss	-	-	-	-	-	(2,138,480)	-	-	(2,138,480)
Foreign currency translation adjustment	-	-	-	-	-	-	(699,998)	-	(699,998)
Issuance of stock under the Amended and Restated Equity Incentive Plan	29,550	29	299,167	299	(328)	-	-	-	-
Common stock warrants issued	-	-	-	-	101,989	-	-	-	101,989
Stock-based compensation, net of cash settlements	-	-	-	-	2,264,223	-	-	-	2,264,223
Tax withholding obligations on stock issued to employees	-	-	-	-	(345,500)	-	-	-	(345,500)
Issuance of preferred stock, net of fees and expenses	1,020,000	1,020	-	-	22,816,546	-	-	-	22,817,566
Preferred stock dividends	-	-	-	-	(4,823,987)	-	-	-	(4,823,987)
Balance - December 31, 2018	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
OPERATING ACTIVITIES:
Net loss	$(2,138,480)	$(5,565,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,913,866	4,299,943
Deferred rent	(61,058)	(53,263)
Deferred revenue	(46,415)	22,380
Provision for doubtful accounts	723,611	409,693
(Benefit) provision for deferred income taxes	(207,726)	26,542
Foreign exchange gain	(434,806)	(248,518)
Interest accretion	191,065	722,070
Non-cash restructuring charges	-	17,001
Stock-based compensation expense	2,463,599	1,487,295
Change in contingent consideration	73,271	151,423
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,479,297	41,745
Contract asset	(404,598)	-
Inventory	(137,159)	-
Other assets	248,347	511,917
Accounts payable and other liabilities	2,149,660	(1,541,430)
Net cash provided by operating activities	6,812,474	281,642
INVESTING ACTIVITIES:
Capital expenditures	(1,028,249)	(697,211)
Cash paid for acquisition	(12,600,000)	(205,000)
Net cash used in investing activities	(13,628,249)	(902,211)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of fees and expenses	-	1,972,065
Proceeds from issuance of preferred stock, net of fees and expenses	22,817,566	16,535,656
Preferred stock dividends paid	(4,102,410)	(1,485,727)
Settlement of tax withholding obligations on stock issued to employees	(333,007)	(195,912)
Repayments of notes payable	(464,167)	(12,719,520)
Proceeds from line of credit	11,276,862	9,197,863
Repayments of line of credit	(11,276,862)	(11,197,863)
Contingent consideration payments	(150,250)	(145,885)
Other financing activities	(111,195)	(116,698)
Net cash provided by financing activities	17,656,537	1,843,979
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(730,511)	(338,058)
NET INCREASE IN CASH	10,110,251	885,352
CASH - beginning of the period	4,362,232	3,476,880
CASH - end of the period	$14,472,483	$4,362,232
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$90,284	$26,746
Dividends declared, not paid	$1,468,724	$747,147
Purchase of prepaid insurance through assumption of note	$271,248	$222,634
Value of warrants issued	$101,989	$390,479

SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$42,057	$9,304
Interest	$64,669	$612,285

See notes to consolidated financial statements.

MTBC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1.	Organization and Business

MTBC, Inc., formerly known as Medical Transcription Billing, Corp. (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, comprehensive practice management services, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., in Pakistan and in Sri Lanka.

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

In conjunction with its continued growth of its offshore operations in Pakistan and Sri Lanka, in April 2017, MTBC began winding down its operations in India and Poland. The operations have been terminated and the Indian subsidiary is being liquidated. The Poland subsidiary was liquidated in 2018.

2.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of MTBC, its wholly-owned subsidiaries; MAC (since October 3, 2016), MHI (since May 2018), MPM (since May 2018), its majority-owned subsidiary MTBC Pvt. Ltd, and since October 3, 2016, the operating results and financial condition of the acquired subsidiary in Sri Lanka. The non-controlling interest of MTBC Pvt. Ltd. is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising two operating segments, Healthcare IT and Practice Management. The chief operating decision maker (“CODM”) monitors and reviews financial information at these segment levels for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for doubtful accounts, (4) contingent consideration, (5) estimates of variable consideration related to the contract asset, (6) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life, and (7) stock-based compensation. Actual results could significantly differ from those estimates.

Revenue Recognition — On January 1, 2018, the Company adopted Accounting Standards Codification, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective method as applied to certain medical billing services that were in process as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with ASC 606. Comparative financial information for reporting periods beginning prior to January 1, 2018, have not been adjusted and continues to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. The Company recorded a cumulative adjustment related to the adoption of ASC 606. The primary impact of adopting ASC 606 was to accelerate the timing of revenue on certain medical billing services provided to customers. Beginning January 1, 2018, revenue is recognized as the performance obligations are satisfied over time.

We derive revenue from seven primary sources: (1) revenue cycle management services, (2) professional services, (3) ancillary services, (4) group purchasing services, (5) printing and mailing services, (6) clearinghouse and EDI (electronic data interchange) services and (7) practice management services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual price for the service.

A five-step approach is applied in the recognition of revenue under ASC 606: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when we satisfy a performance obligation.

Although we believe that our approach to estimates and judgments is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material. Our estimates of variable consideration may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in a reporting period. The amount of variable consideration recognized to date that remains subject to estimation is included within the contract asset within the consolidated balance sheet.

Payment of invoices is due as specified in the underlying customer agreement, typically 30 days from the invoice date, which occurs on the date of transfer of control of the services to the customer. Since payment terms are less than a year, we have elected the practical expedient and do not assess whether a customer contract has a significant financing component.

The Company’s revenue arrangements generally do not include a general right of refund for services provided (See Note 9, Revenue for additional information.)

Direct Operating Costs — Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to clients and at our managed medical practices, claims processing costs, medical supplies at our managed practices and other direct costs related to the Company’s services. Costs associated with the implementation of new clients are expensed as incurred. The reported amounts of direct operating costs include allocated amounts for rent expense and overhead costs.

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $950,000 and $395,000 of advertising costs for the years ended December 31, 2018 and 2017, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products. Software development costs are included in research and development and are expensed as incurred.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended December 31, 2018 and 2017, the Company capitalized approximately $62,000 and $170,000, respectively, of salaries and payroll-related costs of employees and consultants who devoted time to the development of customer related projects.

Accounts Receivable — Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for doubtful accounts, which is established based on reviews of the accounts receivable aging, an assessment of the customers’ history and current creditworthiness and the probability of collection. Accounts are written off when it is determined that collection of the outstanding balance is no longer probable.

The movement in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Beginning balance	$185,000	$156,000
Provision	724,000	410,000
Write-offs	(720,000)	(381,000)
Ending balance	$189,000	$185,000

Inventory — Inventory is stated at the lower of cost or market using the first-in, first out method of inventory valuation accounting. Inventory consists of vaccines used at the managed practices and only includes the cost of the vaccines themselves.

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets ranging from three to five years. Ordinary maintenance and repairs are expensed as incurred. Depreciation for computers is calculated over three years, while remaining assets (except leasehold improvements) are depreciated over five years. The Company amortizes leasehold improvements over the lesser of the lease term or the remaining economic life of those assets. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably assured and for which failure to exercise the renewal option would result in an economic penalty to the Company.

Intangible Assets — Intangible assets include customer relationships, covenants not-to-compete acquired in connection with acquisitions, software purchase and development costs and trademarks acquired. Amortization for intangible assets related to revenue cycle management is recorded primarily using the double declining balance method over three to four years. Amortization for intangible assets related to the group purchasing organization and practice management is recorded on a straight line basis over four and twelve years, respectively.

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of internal-use software costs, intangibles or property and equipment during the years ended December 31, 2018 and 2017.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. No impairment charges were recorded during the years ended December 31, 2018 or 2017.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2018 and 2017.

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

Business Combinations — The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. ASC 805 also specifies criteria that intangible assets acquired in a business combination must be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred. If the business combination provides for contingent consideration, the Company records the contingent consideration at fair value at the acquisition date with changes in the fair value recorded through earnings.

Acquisition costs are expensed as incurred. During the years ended December 31, 2018 and 2017, the Company incurred approximately $245,000 and $30,000 of professional fees related to the acquisitions discussed in Note 3, which are included in general and administrative expenses in the consolidated statement of operations.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2018 and 2017, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2018 and 2017, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the Series A Preferred Stock (“Preferred Stock”) through February 2019. Preferred stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank (“SVB”).

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

Deferred Revenue — Deferred revenue primarily consists of payments received in advance of the revenue recognition criteria being met. Deferred revenue includes certain deferred implementation services fees that are recognized as revenue ratably over the longer of the life of the agreement or the estimated expected customer life, which is currently estimated to be three years. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current. At the time of customer termination, any unrecognized service fees associated with implementation services are recognized as revenue.

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

The Company’s contingent consideration is a Level 3 liability and is measured at fair value at the end of each reporting period. The Company has certain financial instruments that are not measured at fair value on a recurring basis. These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, accounts receivable, accounts payable and accrued expenses, borrowings under term loans and line of credit, and notes payable. Due to the short term nature of these financial instruments and that the borrowings, with the exception of the payable to the managed practices (see Note 8) bear interest at prevailing market rates, the carrying value approximates the fair value.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations and amounted to a gain of approximately $435,000 and $249,000 for the years ended December 31, 2018 and 2017, respectively.

Stock Offering Costs — Common and preferred stock offering costs consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs incurred in connection with the issuance of the common stock and the Preferred Stock in 2018 and 2017. In connection with the 2018 and 2017 equity offerings, the Company incurred approximately $282,000 and $1.1 million, respectively, of such costs, excluding underwriting commissions and placement agent fees.

Exit Costs, Including Restructuring Costs — The Company accrues exit and restructuring costs when the Board of Directors approves a plan that requires such costs to be paid. Exit costs, including restructuring costs, represent costs related to the closing of the India and Poland subsidiaries such as costs related to workforce reductions, costs to terminate contracts and write-offs of equipment. On March 30, 2017, the Company’s Board of Directors approved a plan to liquidate those subsidiaries, which was substantially concluded in 2018.

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

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in accumulated deficit or other impacted balance sheet accounts upon adoption. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the previous accounting standard, one of the criteria impacting the timing of our revenue recognition was the requirement of fees to be either fixed or determinable; therefore, we did not recognize revenue for revenue cycle management claims until we were notified of these collections, as the fees were not fixed or determinable until such time. The new guidance does not limit the recognition of revenue to only fees that are fixed or determinable. Instead, the standard focuses on recognizing revenue as value is transferred to customers. The impact as of January 1, 2018 on our revenue cycle management services is a revenue recognition and reporting model that reflects revenue recognized over time rather than delaying the recognition of revenue until the point in time in which the fees to be charged become determinable. The impact to the accumulated deficit as of January 1, 2018 for the contract asset related to revenue cycle management revenue was approximately $1.3 million. There was no material impact to the Company’s other revenue streams.

The Company determined that the only significant incremental cost incurred to obtain contracts within the scope of ASC 606, are sales commissions paid to sales people and outside referral sources. Under the new standard, certain costs to obtain a contract, which we previously expensed, are deferred and amortized over the period of contract performance or a longer period, generally the expected client life. The impact to the accumulated deficit as of January 1, 2018 was approximately $101,000. As of December 31, 2018, the capitalized sales commissions were approximately $93,000 and are included in other assets in the consolidated balance sheet. Amortization of capitalized sales commissions for the year ended December 31, 2018 was approximately $60,000 and is included in selling and marketing expenses in the consolidated statement of operations.

The following table reconciles the balances as presented for the year ended December 31, 2018 to the balances prior to the adjustments made to implement the new revenue recognition standard for the same period:

	Year Ended December 31, 2018
	As Presented	Impact of New Revenue Standard	Previous Revenue Standard
NET REVENUE	$50,545,781	$40,934	$50,504,847
OPERATING EXPENSES:
Direct operating costs	31,252,535	-	31,252,535
Selling and marketing	1,611,982	7,986	1,603,996
General and administrative	16,264,473	-	16,264,473
Research and development	1,029,510	-	1,029,510
Change in contingent consideration	73,271	-	73,271
Depreciation and amortization	2,853,827	-	2,853,827
Total operating expenses	53,085,598	7,986	53,077,612
OPERATING (LOSS) INCOME	(2,539,817)	32,948	(2,572,765)
OTHER:
Interest income	100,788	-	100,788
Interest expense	(351,168)	-	(351,168)
Other income - net	494,332	-	494,332
(LOSS) INCOME BEFORE INCOME TAXES	(2,295,865)	32,948	(2,328,813)
Income tax benefit	(157,385)	-	(157,385)
NET (LOSS) INCOME	$(2,138,480)	$32,948	$(2,171,428)

Preferred stock dividend	4,823,987	-	4,823,987
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,962,467)	$32,948	$(6,995,415)
Loss per common share
Basic and diluted loss per share	$(0.59)	$0.00	$(0.60)

These consolidated financial statements include enhanced disclosures, particularly around the contract asset and the disaggregation of revenue. See Note 9, “Revenue,” for these enhanced disclosures.

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

We adopted the standard on January 1, 2019 using the optional transition method. The Company has made substantial progress in executing our implementation plan. We have summarized the lease data and have selected specific software to assist us in recording and maintaining an inventory of leases. We have revised our processes and controls to address the lease standard and have substantially completed the implementation and data input for our lease accounting software. The Company determined that the adoption of ASC 842 primarily relates to its real estate leases for office and datacenter facilities. We will adopt the requirements of the new standard via a cumulative effect adjustment without restating the prior periods. For leases in place at the transition date, we will use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedients that allows us to treat the lease and non-lease components of our leases as a single component for our facility leases. We elected the short-term lease recognition exemption for all leases that qualify. As such, for those leases that qualify, we will not recognize ROU asset or lease liabilities as part of the transition adjustment in the future. While we are finalizing our assessment of all of the effects of adoption, we currently believe that most significant effects relate to (i) the recognition of new right of use assets and lease liabilities on the consolidated balance sheet relating to facility leases and other operating leases with durations greater than twelve months; and (ii) providing significant new disclosures about our leasing activities. Based on the assessment performed to date, we believe that the impact on our consolidated assets and liabilities will be material as of January 1, 2019. The Company does not expect the adoption of ASC 842 to have a material effect on its results of operations, stockholders’ equity, or statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation. The new standard is effective for fiscal years beginning after December 15, 2016, for public companies. Adoption of ASU No. 2016-09 requires recognition of excess tax benefits and tax deficiencies arising from settlement or vesting of stock-based compensation to be recorded as income tax expense or benefit through the income statement instead of APIC under the prior rule. The recognition of excess tax benefits or tax deficiencies over book compensation cost through the income statement is done on a prospective basis. This new rule eliminates the need for companies to continue to track their windfall pools, and the existing windfall pools effectively disappear. Upon adoption of ASU No. 2016-09, a company is required to record only the unrecognized tax benefit on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. As a result of ASU 2016-09, the Company will allow recipients of equity settled stock compensation to have the maximum statutory income tax withheld from their vested stock awards. The Company accounts for forfeitures as they occur. There is currently no impact on the consolidated financial statements as a result of this adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This will result in the earlier recognition of credit losses. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently in the process of evaluating this new guidance, which we expect will not have a material impact on our consolidated financial statements and results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The update is to be adopted prospectively to an award modified on or after the adoption date. The Company does not anticipate any material impact on the consolidated financial statements as a result of this adoption.

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify standard tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company does not anticipate any material impact on the consolidated financial statements as a result of this standard.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payments by aligning it with the accounting for share-based payments to employees, with exceptions. Under this guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Entities need to consider the probability that a performance condition will be satisfied when an award contains such condition. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not anticipate any material impact on the consolidated financial statements as a result of this standard.

3.	ACQUISITIONS

2018 Acquisition

On May 7, 2018, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion. The purchase price was $12.6 million, excluding acquisition-related costs of approximately $245,000, which are included in general and administrative expense in the consolidated statement of operations. Per the APA, the acquisition had an effective date of July 1, 2018. The acquisition has been accounted for as a business combination.

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

The Company engaged a third party valuation specialist to assist the Company in valuing the assets and assumed liabilities acquired from Orion. The following table summarizes the purchase price allocation.

Customer relationships	$6,250,000
Accounts receivable	5,654,919
Contract asset	861,341
Inventory	307,278
Property and equipment	319,352
Goodwill	329,852
Accounts payable	(677,872)
Accrued expenses	(444,870)
$12,600,000

The acquired accounts receivable are recorded at fair value which represents amounts that have subsequently been paid or are expected to be paid by clients. The inventory acquired represents vaccines held at the managed practices. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years and represents the Company’s ability to have an expanded local presence in additional markets, operational synergies that we expect to achieve that would not be available to other market participants and the ability to offer group purchasing and practice management services.

The weighted-average amortization period of the acquired intangibles is eight years.

Revenue earned beginning July 1, 2018 from the customers obtained from the Orion acquisition was approximately $17.8 million during the year ended December 31, 2018.

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

Revenue earned from the WMB acquisition was approximately $178,000 during the year ended December 31, 2018.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the consolidated results of operations as if the WMB and Orion acquisitions occurred on January 1, 2017. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects adjustments related to (a) additional amortization of purchased intangible assets, (b) expenses are directly attributable to the acquisitions, (c) reversal of goodwill impairment, (d) adjustments for income taxes and (e) adjustments of intercompany balances.

	Year Ended December 31,
	2018	2017
	($ in thousands, except per share data)
Net revenue	$69,625	$74,791
Net loss	$(1,571)	$(20,711)
Net loss attributable to common shareholders	$(6,395)	$(22,741)
Net loss per common share	$(0.55)	$(2.07)

4.	GOODWILL AND Intangible Assets – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Beginning gross balance	$12,263,943	$12,178,868
Acquisitions	329,852	85,075
Ending gross balance	$12,593,795	$12,263,943

At December 31, 2018, approximately $90,000 of goodwill was allocated to the Practice Management segment and the balance was allocated to the Healthcare IT segment. There was only one reporting unit at December 31, 2017.

Below is a summary of intangible asset activity for the years ended December 31, 2018 and 2017:

	Customer	Non-Compete	Other Intangible
	Relationships	Agreements	Assets	Total
COST
Balance, January 1, 2018	$16,491,300	$1,236,377	$1,498,417	$19,226,094
Purchase of other intangible assets	-	-	108,552	108,552
Translation loss	-	-	(129,910)	(129,910)
Allocation from 2018 acquisition	6,250,000	-	-	6,250,000
Balance, December 31, 2018	$22,741,300	$1,236,377	$1,477,059	$25,454,736
Useful lives	3-12 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2018	$14,685,190	$1,227,601	$803,759	$16,716,550
Amortization expense	1,772,688	7,173	324,322	2,104,183
Balance, December 31, 2018	16,457,878	1,234,774	1,128,081	18,820,733
Net book value	$6,283,422	$1,603	$348,978	$6,634,003

COST
Balance, January 1, 2017	$16,371,375	$1,236,377	$1,289,339	$18,897,091
Purchase of other intangible assets	-	-	489,295	489,295
Translation loss	-	-	(280,217)	(280,217)
Allocation from 2017 acquisition	119,925	-	-	119,925
Balance, December 31, 2017	$16,491,300	$1,236,377	$1,498,417	$19,226,094
Useful lives	3 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2017	$11,497,555	$1,106,706	$459,124	$13,063,385
Amortization expense	3,187,635	120,895	344,635	3,653,165
Balance, December 31, 2017	14,685,190	1,227,601	803,759	16,716,550
Net book value	$1,806,110	$8,776	$694,658	$2,509,544

Other intangible assets primarily represent software costs. Amortization expense was approximately $2.2 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively. The weighted-average amortization period is seven years.

As of December 31, 2018, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31
2019	$1,823,140
2020	1,009,527
2021	942,226
2022	609,110
2023	300,000
Thereafter	1,950,000
Total	$6,634,003

5.	Property and Equipment

Property and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment	$2,389,865	$1,776,463
Office furniture and equipment	1,089,014	1,078,729
Transportation equipment	828,417	719,947
Leasehold improvements	727,519	880,273
Assets not placed in service	50,362	4,415
Total property and equipment	5,085,177	4,459,827
Less accumulated depreciation	(3,252,990)	(3,074,084)
Property and equipment – net	$1,832,187	$1,385,743

Depreciation expense was approximately $688,000 and $634,000 for the years ended December 31, 2018 and 2017, respectively.

6.	Concentrations

Financial Risks — As of December 31, 2018 and 2017, the Company held cash of approximately $77,000 and $56,000 respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2018, two customers individually accounted for approximately 8% and 7% of accounts receivable, respectively. As of December 31, 2017, two customers individually accounted for approximately 8% and 7% of accounts receivable respectively. During the year ended December 31, 2018, there was one customer with sales of approximately 10% of the total revenue. During the year ended December 31, 2017, there was one customer with sales of approximately 9% of total revenue.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations outside the United States are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the countries in which it operates and by the general state of these countries’ economies. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in local countries’ telecommunications industries, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance, and rates and methods of taxation.

Carrying amounts of net assets located outside the United States were approximately $162,000 and $157,000 as of December 31, 2018 and 2017, respectively. These balances exclude intercompany receivables of approximately $7.6 million and $6.5 million as of December 31, 2018 and 2017, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Current assets	$156,265	$128,932
Non-current assets	1,259,446	1,281,433
	1,415,711	1,410,365
Current liabilities	(1,044,539)	(920,770)
Non-current liabilities	(209,333)	(333,060)
Net assets	$161,839	$156,535

7.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Basic and Diluted:
Net loss attributable to common shareholders	$(6,962,467)	$(7,595,451)
Weighted-average common shares used to compute basic and diluted loss per share	11,721,232	11,010,432
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.59)	$(0.69)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus, the 153,489 warrants granted to Silicon Valley Bank (“SVB”) and, for 2017, the two million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

8.	Debt

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement which replaced the previous credit facility from Opus. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. As of December 31, 2018 and 2017, there were no borrowings under the credit facility. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At December 31, 2018, the Company was in compliance with all covenants.

Opus — On September 2, 2015, the Company entered into a credit agreement with Opus. Opus extended a credit facility totaling $10 million to the Company, consisting of $8 million of term loans and a $2 million revolving line of credit. The Company’s obligations to Opus were secured by substantially all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. During October 2017, the Opus credit facility was fully paid and replaced with the SVB facility.

Interest expense in the consolidated statements of operations for the year ended December 31, 2017 includes $463,000 of deferred financing costs which were written off as a result of the termination of the Opus credit agreement.

Prudential Deferred Purchase Price — During 2017, the entire amount due to Prudential of $5 million in connection with the purchase of MediGain was paid, including $270,000 of accrued interest, which fully satisfied the amount owed.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.87%.

Payable to Managed Practices — As a result of the Orion acquisition, the Company assumed a payable to the managed practices of $236,000, which is non-interest bearing.

Maturities of the outstanding notes payable and other obligations as of December 31, 2018 are as follows:

Years ending December 31	Vehicle Financing Notes	Insurance Financing	Payable to Managed Practices	Total
2019	$71,750	$122,026	$84,000	$277,776
2020	65,475	-	84,000	149,475
2021	29,413	-	26,000	55,413
2022	12,857	-	-	12,857
2023	4,655	-	-	4,655
Total	$184,150	$122,026	$194,000	$500,176

9.	REVENUE

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

Most of our current contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling prices are based on the contractual price for the service.

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

The following table represents a disaggregation of revenue for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Healthcare IT:
Revenue cycle management services	$38,559,180	$28,410,557
Professional services	1,244,894	281,572
Ancillary services	1,594,364	1,002,296
Group purchasing services	654,805	-
Printing and mailing services	1,344,011	1,372,239
Clearinghouse and EDI services	647,446	743,971
Practice Management:
Practice management services	6,501,081	-
Total	$50,545,781	$31,810,635

Revenue cycle management services:

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. MTBC typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include use of practice management software and related tools (on a software-as-a-service (“SaaS”) basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. Although our contracts typically have stated terms of one or more years, under ASC 606 our contracts are considered month-to-month and accordingly, there is no financing component.

For the majority of our revenue cycle management contracts, the total transaction price is variable because our obligation is to process an unknown quantity of claims, as and when requested by our customers over the contract period. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with variable consideration is subsequently resolved. Estimates to determine variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date. Revenue is recognized over the performance period using the input method.

Other revenue streams:

MTBC also provides implementation and professional services to clearinghouse and other customers and records revenue monthly on a time and materials or a fixed rate basis. This is a separate performance obligation from the clearinghouse and recurring EDI services provided, for which the Company receives and records monthly fees. The performance obligation is satisfied over time as the implementation or professional services are rendered.

Ancillary services represent services such as coding and transcription that are rendered in connection with the delivery of revenue cycle management and related medical services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual coding or transcription transaction processed represents a performance obligation, which is satisfied over time as that individual service is rendered.

As a result of the Orion acquisition on July 1, 2018, the Company now provides group purchasing services which enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Fees from the pharmaceutical companies are paid either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

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

Practice management services:

The Company also provides practice management services under long-term management service agreements to three medical practices. We provide the medical practices with the nurses, administrative support, facilities, supplies, equipment, marketing, RCM, accounting, and other non-clinical services needed to efficiently operate their practices. Revenue is recognized as the services are provided to the medical practices. Revenue recorded in the consolidated statements of operations represents the reimbursement of costs paid by the Company for the practices and the management fee earned each month for managing the practice. The management fee is based on either a fixed fee or a percentage of the net operating income.

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

Our contracts for practice management services have approximately an additional 20 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the consolidated statements of operations.

Our practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes management fee is computed at each month end.

Information about contract balances:

As a result of the Orion acquisition, a contract asset of approximately $861,000 was recorded as part of the purchase price allocation. Of this amount, approximately $400,000 was related to revenue cycle management and $461,000 was related to group purchasing services. The revenue recognition for the group purchasing services was not impacted by the new revenue standard. For group purchasing services, the revenue earned and not paid is recorded as part of the contract asset.

The contract asset in the consolidated balance sheet represents the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. The performance obligations as of January 1, 2018 were substantially recognized in the quarter ended March 31, 2018. As of December 31, 2018, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $1.8 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $0.8 million of the contract asset represents revenue earned, not paid, from the group purchasing services.

Accounts receivable are shown separately at their net realizable value in our consolidated balance sheets. Amounts that we are entitled to collect under the applicable contract are recorded as accounts receivable. Invoicing is performed at the end of each month when the services have been provided. The contract asset results from our revenue cycle management services and is due to the timing of revenue recognition, submission of claims from our customers and payments from the insurance providers. The contract asset includes our right to payment for services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, contracts for revenue cycle management services where we recognize revenue over time but do not have a contractual right to payment until the customer receives payment of their claim from the insurance provider. The contract asset also includes the revenue accrued, not received, for the group purchasing services.

The contract asset was approximately $2.6 million as of December 31, 2018. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from revenue cycle management customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Beginning balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
Orion acquisition	5,654,919	861,341	-	-
(Decrease) increase, net	(2,202,908)	404,598	(36,749)	(9,666)
Ending balance as of December 31, 2018	$7,331,474	$2,608,631	$25,355	$18,949

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $93,000 at December 31, 2018 and is included in the Other Assets lines in the consolidated balance sheet.

10.	SHAREHOLDERS’ EQUITY

Treasury stock

The Board of Directors of the Company previously approved stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 shares held as treasury stock at an aggregate cost of $662,000.

Common stock

In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. There were no common stock offerings during 2018.

Holders of our common stock are entitled to one vote for each share held on all matters properly submitted to a vote of shareholders on which holders of common stock are entitled to vote. Holders of common stocks are entitled to receive dividends only at times and amounts as determined by the Board of Directors. The common stock is not entitled to pre-emptive rights, and is not subject to conversion, redemption or sinking fund provisions.

Preferred Stock

During the year ended December 31, 2018, the Company completed two additional public offerings of approximately one million shares of its Preferred Stock at $25.00 per share, raising net proceeds of approximately $22.8 million after underwriting commissions and other directly attributable expenses.

Between June and December 2017, the Company completed six additional public offerings of approximately 765,000 shares of its Preferred Stock at $25.00 per share, raising net proceeds of approximately $16.4 million after underwriting commissions and expenses.

Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2018, the Board of Directors has declared monthly dividends on the Preferred Stock payable through February 2019.

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

Warrants

The Company has issued 2,353,489 warrants for its common stock, of which 353,489 remain outstanding at December 31, 2018. The 2,000,000 warrants previously issued at a $5 exercise price expired in May 2018. The outstanding warrants consist of 100,000 warrants at a $5 exercise price which will expire in September, 2022, 125,000 warrants at a $3.92 exercise price which will expire in October 2022, 100,000 warrants at a $5 exercise price which will expire in July, 2023 and 28,489 warrants at a $5.26 exercise price which will expire in September, 2023.

11.	Commitments and Contingencies

Legal Proceedings — As described in the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2018 and September 30, 2018, filed with the SEC on August 8, 2018, and November 7, 2018, respectively, on May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset Country (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. The demand for arbitration alleges breach of a billing services agreement between RPWC and Millennium Practice Management Associates, Inc., a subsidiary of MediGain, LLC, and seeks compensatory damages and costs. The Company and MAC contend they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. While the allegations of breach of contract made by RPWC have not been the subject of ongoing legal proceedings, the Company and MAC believe that such allegations lack merit on numerous grounds. On January 30, 2019, the parties conducted oral arguments before the Appellate Court. The Company and MAC’s appeal remains pending.

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

Certain other leases are being maintained on a month to month basis. This includes leases for our US corporate facility and other locations with the Executive Chairman (see Note 12). As of December 31, 2018, total lease payments for our month-to-month and cancelable leases are approximately $47,000 per month. The Company also has an offshore lease with monthly rent payments of approximately $19,000 that has a three-month cancellation provision. Month to month leases and cancelable leases were not included in the table below.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows:

Years Ending December 31	Total
2019	$932,068
2020	715,059
2021	510,927
2022	412,585
2023	91,797
Total	$2,662,436

Total rental expense, included in direct operating costs and general and administrative expense in the consolidated statements of operations, amounted to approximately $1.6 million and $935,000 for the years ended December 31, 2018 and 2017, respectively.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of December 31, 2018 is payable in the form of cash with payment terms through 2019. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

12.	Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $20,000 for the year ended December 31, 2018 and approximately $17,000 for the year ended December 31, 2017. As of December 31, 2018 and 2017, the accounts receivable balance due from this customer was approximately $1,600 and $1,900, respectively and is included in accounts receivable in the consolidated balance sheets.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded expense of approximately $128,000 for both the years ended December 31, 2018 and 2017. As of both December 31, 2018 and 2017, the Company had liabilities outstanding to KAI of approximately $11,000, which are included in accrued liability to related party in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the years ended December 31, 2018 and 2017 were approximately $187,000 and $189,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of $13,000 as of both December 31, 2018 and 2017. Both the December 31, 2018 and 2017 balances for current assets - in related party include prepaid rent paid to the Executive Chairman of approximately $12,000.

13.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees of MTBC, Inc. and MAC who have completed one month of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of qualified compensation, plus 50% of the next 2%. The Company also maintain a qualified 401(k) plan for MHI and MPM employees who have completed one month of service. There is a discretionary match for MHI employees equal to 50% of the first 3% of qualified compensation. There is no match for MPM employees. Employer contributions to the plans for the years ended December 31, 2018 and 2017 were approximately $161,000 and $137,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed three months of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 750 Pakistani rupees. The Company’s contributions for the years ended December 31, 2018 and 2017 were approximately $110,000 and $123,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the year ended December 31, 2018 and 2017 were approximately $56,000 and $67,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

14.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. During 2018, an additional 200,000 shares of Preferred Stock was added to the plan for future issuance. The name of the 2014 Plan was changed to the Amended and Restated Equity Incentive Plan (the “Incentive Plan”). As of December 31, 2018, 547,790 shares of common stock and 182,400 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During the third quarter of 2018, 68,000 RSUs of common stock were granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months. Also during the third quarter of 2018, a total of 308,000 RSUs of common stock were granted to certain Company executive officers and employees which vest over the next three years, at six-month intervals.

During the third quarter of 2017, a total of 200,000 RSUs of common stock were granted equally to the four outside members of the Board of Directors and a total of 300,000 RSUs of common stock were granted equally to three executive officers. The RSUs vest over the next two years, at six month intervals.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the Incentive Plan for the years ended December 31, 2018 and 2017:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2017	406,959	33,000
Granted	555,500	39,800
Vested	(327,159)	(33,000)
Forfeited	(29,331)	-
Outstanding and unvested shares at January 1, 2018	605,969	39,800
Granted	707,200	44,800
Vested	(340,066)	(39,800)
Forfeited	(43,756)	-
Outstanding and unvested shares at December 31, 2018	929,347	44,800

As of December 31, 2018 and 2017, there was approximately $2,456,000 and $793,000, respectively of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2021. There was no unrecognized compensation cost related to the Preferred Stock RSUs.

Of the total outstanding and unvested common stock RSUs at December 31, 2018, 845,167 RSUs are classified as equity and 84,180 RSUs are classified as a liability. All of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2018 and 2017 and the amount of common and preferred shares available for grant at December 31, 2018:

	Common Stock	Preferred Stock
Shares available for grant at January 1, 2017	237,403	67,000
Additional shares available for grant	1,500,000	-
RSUs granted	(555,500)	(39,800)
RSUs forfeited	29,331	-
Shares available for grant at December 31, 2017	1,211,234	27,200
Additional shares available for grant	-	200,000
RSUs granted	(707,200)	(44,800)
RSUs forfeited	43,756	-
Shares available for grant at December 31, 2018	547,790	182,400

The liability for the cash-settled awards was approximately $118,000 and $41,000 at December 31, 2018 and 2017, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2018 and 2017, approximately $39,000 and $54,000, respectively, was paid in connection with the cash-settled awards.

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

In the fourth quarter of 2017, the Compensation Committee of the Board of Directors again approved the issuance of a total of 33,000 restricted shares of Preferred Stock, contingent on meeting 2017 financial objectives, to three executive officers. Subsequent to year-end, the Compensation Committee determined that the financial objectives were attained and all of the shares were issued. Additional Preferred Stock awards of 6,800 shares were also granted to two employees as performance bonuses. Stock-based compensation expense recorded during 2017 for these awards was approximately $1.0 million based on the liquidation value of $25 per share which approximated the fair value on the date of the grant.

In 2018, the Compensation Committee has again approved executive bonuses to be paid in 40,000 shares of Preferred Stock, with the final number of shares and the amount based on specified performance criteria being achieved during 2018. An additional Preferred Stock award of 4,800 shares was granted as a performance bonus to one employee. Stock-based compensation expense recorded during 2018 for these awards was approximately $1.2 million based on the liquidation value of $25 per share which approximated the fair value on the date of the grant. During February 2019, the Compensation Committee determined that the financial objectives were attained and all of the shares were issued including the performance bonus shares.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity the market price of our common stock or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $4.53 and $1.73 for the years ended December 31, 2018 and 2017, respectively. The following table summarizes the components of share-based compensation expense for the years ended December 31, 2018 and 2017:

Stock-based compensation included in the	Year Ended December 31,
Consolidated Statement of Operations:	2018	2017
Direct operating costs	$88,195	$9,849
General and administrative	2,352,850	1,419,068
Research and development	14,506	8,378
Selling and marketing	8,048	50,000
Total stock-based compensation expense	$2,463,599	$1,487,295

15.	INCOME TAXES

For the years ended December 31, 2018 and 2017, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2018 and December 31, 2017, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

As of January 1, 2018, all adjusted foreign income amounts became taxable due to a change in U.S. tax law under the recent tax reform legislation discussed below. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Beginning balance	$6,620,464	$7,221,443
Provision/ (Benefit)	400,158	(648,281)
Adjustments/true-ups	155,769	47,302
Ending balance	$7,176,391	$6,620,464

The adjustments/true-ups for 2018 primarily represent the adjustment for the additional net operating loss as a result of completing the 2017 federal and state income tax returns. The adjustments/true-ups for 2017 primarily represent the use of federal net operating losses to offset the Transition Tax as defined below. Accordingly, additional valuation allowances needed to be provided. Since a full valuation allowance is recorded on the Company’s deferred tax assets, there was no effect on the Company’s consolidated balance sheets.

The (loss) income before tax for financial reporting purposes during the years ended December 31, 2018 and 2017 consisted of the following:

	Year ended December 31,
	2018	2017
United States	$(4,111,539)	$(6,949,433)
Foreign	1,815,674	1,452,082
Total	$(2,295,865)	$(5,497,351)

The (benefit) provision for income taxes for the years ended December 31, 2018 and 2017 consisted of the following:

	Year ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	49,000	31,028
Foreign	1,341	10,235
	50,341	41,263
Deferred:
Federal	(225,347)	7,183
State	17,621	19,359
	(207,726)	26,542
Total income tax (benefit) provision	$(157,385)	$67,805

The components of the Company’s deferred income taxes as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Allowance for doubtful accounts	$46,492	$45,944
Deferred revenue	4,664	7,121
Deferred rent	4,275	1,857
Property and intangible assets	2,336,221	2,227,454
State net operating loss (“NOL”) carryforwards	636,578	569,847
Federal net operating loss (“NOL”) carryforwards	3,789,618	3,245,846
Section 163(j) interest limitation	51,319	-
Cumulative translation adjustment	349,834	179,510
Stock based compensation	335,785	325,243
Other	(24,654)	17,642
Valuation allowance	(7,176,391)	(6,620,464)
Total deferred tax assets	353,741	-
Deferred tax liabilities:
Goodwill amortization	(518,087)	(372,072)
Net deferred tax liability	$(164,346)	$(372,072)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. For tax purposes, goodwill is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company incurring a tax loss for 2018 which has an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against the 2018 federal operating net loss, to the extent allowable. This resulted in a deferred tax benefit of approximately $208,000. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (21%) for 2018 and (34%) for 2017 to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2018 and 2017 is as follows:

	Year ended December 31,
	2018	2017
Federal benefit at statutory rate	$(482,132)	$(1,869,100)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	29,646	27,733
Non-deductible items	15,332	18,168
Impact of foreign operations	(525,583)	(733,043)
Deferred tax impact from rate change	-	3,105,106
Subpart F GILTI inclusion	360,742	-
Deferred true-up	(142,869)	(42,453)
Valuation allowance	555,927	(600,978)
Additional tax goodwill/contingent consideration	31,553	162,372
Total income tax (benefit) provision	$(157,385)	$67,805

At December 31, 2018 and 2017, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2018, tax years 2015 through 2017 remain open to examination in the United States by major taxing jurisdictions in which the Company is subject to tax. The Company’s 2015 federal income tax return was examined during 2017 by the Internal Revenue Service. Upon the conclusion of the audit, there was an immaterial change to the reported amounts which slightly reduced the Company’s NOL carryforward. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2025. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Pakistan tax holiday does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate of 21% for 2018 and 34% for 2017. The Pakistan statutory corporate tax rate is 30% before consideration of the aforementioned tax holiday.

The Company has a federal NOL carry forward of approximately $18.0 million of which approximately $15.8 million will expire between 2034 and 2037 and $2.2 million has an indefinite life. The Company has state NOL carry forwards which mainly consists of approximately $34.9 million, of which $17.6 million relates to the State of New Jersey. These NOLs expire between 2034 to 2038.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to incur a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on future dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations commonly referred to as the Global Intangible Low-Taxed Income (“GILTI”); (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating a new limitation on deductible interest expense; and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

As a result of the Tax Act, and pursuant to ASC 740 guidelines, impacts of legislative changes to deferred taxes are recorded in the period of enactment (fourth quarter of 2017). Consequently, at December 31, 2017, we revalued all our ending deferred tax balances to the new statutory 21% federal U.S. tax rate which was effective January 1, 2018. The impact of the revaluation to our total gross deferred tax asset balance, before valuation allowance, was a reduction of approximately $3.3 million as of December 31, 2017.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. For our deferred tax liability related to the amortization of goodwill for tax purposes, we recorded a decrease of $196,000, with a corresponding net adjustment to deferred tax benefit of that amount for the year ended December 31, 2017. The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balances sheet.

16.	OTHER INCOME – NET

Other income - net for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018	2017
Foreign exchange gains	$434,806	$248,517
Other	59,526	83,567
Other income - net	$494,332	$332,084

Foreign currency transaction gains and losses primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

17.	segment reporting

Both our Chief Executive Officer and Executive Chairman serve as the CODM, organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management and other services. The Practice management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. There was only one operating segment during the year ended December 31, 2017 as the Practice Management segment was acquired in 2018. The following table presents revenues, operating expenses and operating income by reportable segment:

	Year Ended December 31, 2018
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$44,044,700	$6,501,081	$-	$50,545,781
Operating expenses:
Direct operating costs	26,289,770	4,962,765	-	31,252,535
Selling and marketing	1,593,052	18,930	-	1,611,982
General and administrative	9,834,749	1,164,505	5,265,219	16,264,473
Research and development	1,029,510	-	-	1,029,510
Change in contingent consideration	73,271	-	-	73,271
Depreciation and amortization	2,700,577	153,250	-	2,853,827
Total operating expenses	41,520,929	6,299,450	5,265,219	53,085,598
Operating income (loss)	$2,523,771	$201,631	$(5,265,219)	$(2,539,817)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2018 and December 31, 2017, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $526,000 and $603,000 as of December 31, 2018 and 2017, respectively, are Level 3 liabilities. The fair value of the contingent consideration at December 31, 2018 and 2017 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3 Year Ended December 31,
	2018	2017
Balance - January 1,	$603,411	$929,549
Change in fair value	73,271	151,423
Settlement in the form of shares issued	-	(331,676)
Payments	(150,250)	(145,885)
Balance - December 31,	$526,432	$603,411

19.	SUBSEQUENT EVENT

On February 6, 2019, the Company’s Board of Directors approved an amendment to the Articles of Incorporation to change the Company’s name to MTBC, Inc.

