Form 10-Q
period 2019-03-31
MTBC, Inc.
filed 2019-05-08
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MTBC	Nasdaq Global Market
Series A Preferred Stock, par value $0.001 per share	MTBCP	Nasdaq Global Market

At May 6, 2019, the registrant had 12,028,242 shares of common stock, par value $0.001 per share, outstanding.

Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating recent acquisitions and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to protect and enforce intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as executive chairman, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MTBC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,526,647	$14,472,483
Accounts receivable - net of allowance for doubtful accounts of $184,000 and $189,000 at March 31, 2019 and December 31, 2018, respectively	7,807,867	7,331,474
Contract asset	2,356,314	2,608,631
Inventory	364,219	444,437
Current assets - related party	13,200	25,203
Prepaid expenses and other current assets	907,120	1,191,445
Total current assets	23,975,367	26,073,673
Property and equipment - net	2,148,604	1,832,187
Operating lease right-of-use assets	4,031,254	-
Intangible assets - net	6,083,516	6,634,003
Goodwill	12,593,795	12,593,795
Other assets	469,072	489,703
TOTAL ASSETS	$49,301,608	$47,623,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,066,091	$2,438,267
Accrued compensation	1,651,735	1,731,063
Accrued expenses	2,063,614	1,589,009
Deferred rent (current portion)	-	90,657
Operating lease liability (current portion)	1,681,064	-
Deferred revenue (current portion)	21,354	25,355
Accrued liability to related party	10,663	10,663
Notes payable (current portion)	185,944	277,776
Contingent consideration	307,385	526,432
Dividend payable	1,486,709	1,468,724
Total current liabilities	9,474,559	8,157,946
Notes payable	201,574	222,400
Deferred rent	-	189,366
Operating lease liability	2,482,853	-
Deferred revenue	19,215	18,949
Deferred tax liability	108,814	164,346
Total liabilities	12,287,015	8,753,007
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 4,000,000 shares; issued and outstanding 2,162,449 and 2,136,289 shares at March 31, 2019 and December 31, 2018, respectively	2,162	2,136
Common stock, $0.001 par value - authorized 19,000,000 shares; issued 12,750,541 and 12,570,557 shares at March 31, 2019 and December 31, 2018, respectively; outstanding, 12,009,742 and 11,829,758 shares at March 31, 2019 and December 31, 2018, respectively	12,751	12,571
Additional paid-in capital	63,372,839	65,142,460
Accumulated deficit	(24,499,436)	(24,203,745)
Accumulated other comprehensive loss	(1,211,723)	(1,421,068)
Less: 740,799 common shares held in treasury, at cost at March 31, 2019 and December 31, 2018	(662,000)	(662,000)
Total shareholders’ equity	37,014,593	38,870,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,301,608	$47,623,361

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
NET REVENUE	$15,080,211	$8,307,325
OPERATING EXPENSES:
Direct operating costs	9,847,540	4,484,055
Selling and marketing	361,399	305,014
General and administrative	4,162,076	2,600,734
Research and development	254,656	255,880
Change in contingent consideration	(64,203)	31,749
Depreciation and amortization	756,740	590,771
Total operating expenses	15,318,208	8,268,203
OPERATING (LOSS) INCOME	(237,997)	39,122
OTHER:
Interest income	78,200	5,285
Interest expense	(95,396)	(74,081)
Other (expense) income - net	(81,030)	151,374
(LOSS) INCOME BEFORE INCOME TAXES	(336,223)	121,700
Income tax (benefit) provision	(40,532)	46,664
NET (LOSS) INCOME	$(295,691)	$75,036

Preferred stock dividend	1,492,700	775,332
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,788,391)	$(700,296)

Net loss per common share: basic and diluted	$(0.15)	$(0.06)
Weighted-average common shares used to compute basic and diluted loss per share	11,946,003	11,616,938

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
NET (LOSS) INCOME	$(295,691)	$75,036
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	209,345	(203,146)
COMPREHENSIVE LOSS	$(86,346)	$(128,110)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive (Loss)	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Stock	Equity
Balance- December 31, 2018	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(295,691)	-	-	(295,691)
Foreign currency translation adjustment	-	-	-	-	-	-	209,345	-	209,345
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,160	26	179,984	180	(206)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	523,556	-	-	-	523,556
Tax withholding obligations on stock issued to employees	-	-	-	-	(800,271)	-	-	-	(800,271)
Preferred stock dividends	-	-	-	-	(1,492,700)	-	-	-	(1,492,700)
Balance - March 31, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance- December 31, 2017 before adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance- January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net income	-	-	-	-	-	75,036	-	-	75,036
Foreign currency translation adjustment	-	-	-	-	-	-	(203,146)	-	(203,146)
Issuance of stock under the Amended and Restated Equity Incentive Plan	29,550	29	134,583	134	(163)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	112,090	-	-	-	112,090
Tax withholding obligations on stock issued to employees	-	-	-	-	(226,250)	-	-	-	(226,250)
Preferred stock dividends	-	-	-	-	(775,332)	-	-	-	(775,332)
Balance - March 31, 2018	1,116,289	$1,116	12,405,973	$12,406	$44,239,862	$(21,990,229)	$(924,216)	$(662,000)	$20,676,939

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(295,691)	$75,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	773,933	602,836
Deferred rent	-	(16,736)
Lease amortization	393,210	-
Deferred revenue	(3,735)	(21,889)
Provision for doubtful accounts	4,599	78,556
(Benefit) provision for deferred income taxes	(55,532)	38,000
Foreign exchange loss (gain)	243,133	(146,939)
Interest accretion	120,051	48,712
Gain on sale of assets	(26,213)	-
Stock-based compensation expense	757,525	127,691
Change in contingent consideration	(64,203)	31,749
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(480,992)	23,948
Contract asset	252,317	(47,071)
Inventory	80,218	-
Other assets	3,634	91,754
Accounts payable and other liabilities	(764,745)	(212,266)
Net cash provided by operating activities	937,509	673,381
INVESTING ACTIVITIES:
Capital expenditures, net	(510,938)	(174,242)
Net cash used in investing activities	(510,938)	(174,242)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,474,715)	(755,016)
Settlement of tax withholding obligations on stock issued to employees	(872,083)	(213,675)
Repayments of notes payable, net	(84,629)	(92,561)
Contingent consideration payments	(154,844)	(47,111)
Other financing activities	-	(5,674)
Net cash used in financing activities	(2,586,271)	(1,114,037)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	213,864	(206,264)
NET DECREASE IN CASH	(1,945,836)	(821,162)
CASH - beginning of the period	14,472,483	4,362,232
CASH - end of the period	$12,526,647	$3,541,070
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$24,909	$-
Dividends declared, not paid	$1,486,709	$767,463
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$34,689	$20,153
Interest	$17,049	$9,741

See notes to condensed consolidated financial statements.

MTBC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

1. Organization and Business

MTBC, Inc., formerly known as Medical Transcription Billing, Corp. (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S, in Pakistan and in Sri Lanka.

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, MTBC formed MTBC Health, Inc. (“MHI”) and MTBC Practice Management, Corp. (“MPM”), each a Delaware corporation in connection with MTBC’s acquisition of substantially all of the revenue cycle management, practice management and group purchasing organization assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). MHI is a direct, wholly owned subsidiary of MTBC, and was formed to own and operate the revenue cycle management and group purchasing organization businesses acquired from Orion. MPM is a wholly owned subsidiary of MHI and was formed to own and operate the practice management business acquired from Orion.

In March 2019, MTBC formed MTBC–Med, Inc. (“MED”), a Delaware corporation, in connection with its subsequent acquisition of substantially all of the assets of Etransmedia Technology, Inc. and its subsidiaries. (see Note 15).

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The condensed consolidated balance sheet as of December 31, 2018 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2019.

Recent Accounting Pronouncements — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires organizations that have leased assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities that represent the rights and obligations created by those leases, respectively. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. The FASB has subsequently issued further ASU’s related to the standard providing additional practical expedients and an optional transition method allowing entities to not recast comparative periods. The amendments in ASU No. 2016-02 are now effective.

We adopted the standard on January 1, 2019 using the optional transition adjustment method. As part of the adoption of ASC 842, we performed an assessment of the impact of the new lease recognition standard has on the condensed consolidated financial statements. All of our leases, which consist of facility and equipment leases, have been classified as operating leases. The Company does not have any financing leases. We adopted the requirements of the new standard without restating the prior periods. There was no impact to the accumulated deficit as of the date of adoption. For leases in place at the transition date, we adopted the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

We have also adopted the practical expedients that allow us to treat the lease and non-lease components of our leases as a single component for our facility leases. We elected the short-term lease recognition exemption for all leases that qualify. As such, for those leases that qualify, we did not recognize ROU asset or lease liabilities as part of the transition adjustment. As of January 1, 2019, the impact on the consolidated assets was approximately $4.2 million and the impact on the consolidated liabilities of approximately $4.4 million. The adoption of ASC 842 did not have a material effect on the Company’s results of operations, stockholders’ equity, or statement of cash flows.

We have also evaluated, documented and implemented required changes in internal control as part of our adoption of the new lease recognition standard. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets, lease liabilities and required disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently in the process of evaluating this new guidance, which we expect will not have a material impact on our consolidated financial statements and results of operations.

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify standard tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company does not anticipate any material impact on the consolidated financial statements as a result of this standard.

3. ACQUISITION

2018 Acquisition

On May 7, 2018, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion. The purchase price was $12.6 million, excluding acquisition-related costs of approximately $245,000. Per the APA, the acquisition had an effective date of July 1, 2018. The acquisition has been accounted for as a business combination.

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

Revenue earned from the clients obtained from the Orion acquisition was approximately $7.7 million during the three months ended March 31, 2019.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the Orion acquisition occurred on January 1, 2018. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisition occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combination. The difference between the actual revenue and the pro forma revenue is approximately $10 million of additional revenue recorded by Orion in the three months ended March 31, 2018.

Three Months Ended March 31, 2018
($ in thousands, except per share data)
Total revenue	$18,310
Net loss	$(678)
Net loss attributable to common shareholders	$(1,453)
Net loss income per common share	$(0.13)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning gross balance	$12,593,795	$12,263,943
Acquisition	-	329,852
Ending gross balance	$12,593,795	$12,593,795

Of the total goodwill, approximately $90,000 is allocated to the Practice Management segment and the balance is allocated to the Healthcare IT segment.

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Contracts and relationships acquired	$22,741,300	$22,741,300
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,472,306	1,477,059
Total intangible assets	25,449,983	25,454,736
Less: Accumulated amortization	(19,366,467)	(18,820,733)
Intangible assets - net	$6,083,516	$6,634,003

Amortization expense was approximately $549,000 and $440,000 for the three months ended March 31, 2019 and 2018, respectively. The weighted-average amortization period is eight years.

As of March 31, 2019, future amortization scheduled to be expensed is as follows:

Years ending December 31
2019 (nine months)	$1,275,112
2020	1,009,741
2021	937,302
2022	611,361
2023	300,000
Thereafter	1,950,000
Total	$6,083,516

5. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Basic and Diluted:
Net loss attributable to common shareholders	$(1,788,391)	$(700,296)
Weighted-average common shares used to compute basic and diluted loss per share	11,946,003	11,616,938
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.15)	$(0.06)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 153,489 warrants granted to Silicon Valley Bank (“SVB”) and, for the three months ended March 31, 2018, the 2 million warrants issued during the second quarter of 2017 as part of the sale of common stock have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6. Debt

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. The full $10 million facility is currently available to the Company. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB. As of March 31, 2019, the Company was in compliance with all covenants.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.87%.

7. leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and noncurrent operating lease liability in our condensed consolidated balance sheet as of March 31, 2019. The Company does not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

We use our estimated incremental borrowing rates, which are derived from information available at the lease commencement date, in determining the present value of lease payments. For leases in existence at the adoption of ASC 842, we used the incremental borrowing rate as of January 1, 2019. We give consideration to our bank financing arrangements, geographical location and collateralization of assets when calculating our incremental borrowing rates.

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of less than 12 months are not recorded in the condensed consolidated balance sheet. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of March 31, 2019, we had 26 leased properties, five in practice management and 21 in Healthcare IT, with remaining terms ranging from less than 1 year to 5 years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease cost	$465,228
Short-term lease cost	105,551
Variable lease cost	6,583
Total- net lease cost	$577,362

Short-term lease cost represents leases that were not capitalized as the lease term as of January 1, 2019 was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating leases:
Operating lease ROU asset	$4,031,254

Current operating lease liabilities	$1,681,064
Non-current operating lease liabilities	2,482,853
Total operating lease liabilities	$4,163,917

Operating leases:
ROU assets	$4,424,464
Asset lease expense	(393,210)
ROU assets, net	$4,031,254

Weighted average remaining lease term (in years):
Operating leases	2.89
Weighted average discount rate:
Operating leases	7.05%

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$478,060

ROU assets obtained in exchange for lease liabilities:
Operating leases	$180,290

Maturities of lease liabilities are as follows:

Operating leases	March 31, 2019
2019 (nine months)	$1,505,423
2020	1,508,078
2021	949,409
2022	483,659
2023	149,217
Total lease payments	4,595,786
Less: imputed interest	(431,869)
Total lease obligations	4,163,917
Less: current obligations	(1,681,064)
Long-term lease obligations	$2,482,853

As of March 31, 2019, we have additional operating lease commitments that have not yet commenced of approximately $283,000.

Disclosures related to periods prior to adoption of ASC 842:

Operating lease rent expense was approximately $216,000 for the quarter ended March 31, 2018. Month to month leases and cancellable leases were not included in the table below. Certain leases are maintained on a month to month basis. This includes leases for US corporate facility and other locations with the Executive Chairman (see Note 9). As of December 31, 2018, future lease payment obligations under non-cancellable operating leases were as follows:

Operating leases	December 31, 2018
2019	$932,068
2020	715,059
2021	510,927
2022	412,585
2023	91,797
Total	$2,662,436

8. Commitments and Contingencies

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPRWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. On appeal, the Company and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates, Inc. (“MPMA”) under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. On January 30, 2019, the parties conducted oral arguments before the Appellate Court. On April 23, 2019, the Appellate Division reversed the trial court’s order, in part, ruling that the Company is not required to participate in the arbitration, but upheld the portion of the trial court’s order requiring MAC to participate in the arbitration based on the trial court’s finding, that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division remanded RPRWC’s demand for the Company to arbitrate back to the trial court for further proceedings. RPRWC’s arbitration demand alleges MPMA, a subsidiary of MediGain, LLC, breached a billing services agreement and seeks compensatory damages of six million, six hundred thousand dollars and costs. While the allegations of breach of contract made by RPRWC have not been the subject of the ongoing legal proceedings, MAC believes RPRWC’s allegations lack merit on numerous grounds. RPRWC has provided neither the Company or MAC with sufficient information that supports their claims nor information which is sufficient to enable the Company and MAC to estimate a range of possible losses that may arise from this matter. The Company and MAC plan to vigorously defend against RPRWC’s claim and in the event of a loss, if any, they anticipate the loss to be substantially less than the amount claimed.

Acquisitions — In connection with some of the Company’s acquisitions, contingent consideration as of March 31, 2019 is payable in cash through June 2019, which represents the date through which contingent payments are required. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

9. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $4,000 for both the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, the receivable balance due from this customer was approximately $1,300 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $32,000 for each of the three month periods ended March 31, 2019 and 2018. As of both March 31, 2019 and December 31, 2018, the Company had a liability outstanding to KAI of approximately $11,000, which is included in accrued liability to related party in the condensed consolidated balance sheets. This lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019 or March 31, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the three months ended March 31, 2019 and 2018 was approximately $49,000 and $48,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 and $25,000 as of March 31, 2019 and December 31, 2018, respectively.

Included in the ROU asset is approximately $437,000 applicable to the related party leases. Included in the current and non-current lease liability is approximately $162,000 and $266,000, respectively applicable to the related party leases.

10. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which was adopted January 1, 2018 using the modified retrospective method. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. Under ASC 606, the Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For revenue cycle management services, the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. The selling price of the Company’s services equals the contractual price. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under ASC 606.

Most of our current contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling prices are based on the contractual price for the service, which approximates the stand alone selling price.

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

The following table represents a disaggregation of revenue for the three months ended March 31:

	Three Months Ended March 31,
	2019	2018
Healthcare IT:
Revenue cycle management services	$10,557,442	$7,392,390
Professional services	335,435	124,616
Ancillary services	499,096	248,637
Group purchasing services	200,047	-
Printing and mailing services	391,660	348,243
Clearinghouse and EDI services	136,064	193,439
Practice Management:
Practice management services	2,960,467	-
Total	$15,080,211	$8,307,325

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

Our practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however, for reporting and convenience purposes management fee is computed at each month end.

Information about contract balances:

The contract asset in the condensed consolidated balance sheets represents the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of March 31, 2019, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $1.8 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $0.6 million of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $2.4 million and $1.4 million as of March 31, 2019 and March 31, 2018, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the three months ended March 31, 2019 and 2018:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Beginning balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
Increase (decrease), net	476,393	(252,317)	(4,001)	266
Ending balance as of March 31, 2019	$7,807,867	$2,356,314	$21,354	$19,215

Beginning balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
(Decrease) increase, net	(102,504)	47,071	(20,913)	(976)
Ending balance as of March 31, 2018	$3,776,959	$1,389,763	$41,191	$27,639

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $77,000 and $105,000 at March 31, 2019 and March 31, 2018, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11. STOCK-BASED COMPENSATION

In April 2014, the Company adopted its Equity Incentive Plan (the “Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, the Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. During June 2018, the Company’s shareholders approved the addition of 200,000 preferred shares to the Plan for future grants. As of March 31, 2019, 557,910 shares of common stock and 138,400 shares of Series A Preferred Stock are available for grant under the Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a common provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

In February 2019, the Compensation Committee has again approved executive bonuses to be paid in shares of Series A Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2019. The actual amount will be settled in early 2020 based on the achievement of the specified criteria. Through March 31, 2019, approximately $286,000 was recorded for these bonuses based on the value of the shares at the grant date. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the three months ended March 31, 2019:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	-	44,000
Vested	(262,656)	(44,800)
Forfeited	(10,120)	-
Outstanding and unvested shares at March 31, 2019	656,571	44,000

Of the total outstanding and unvested common stock RSUs at March 31, 2019, 593,081 RSUs are classified as equity and 63,490 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $110,000 and $118,000 at March 31, 2019 and December 31, 2018, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2019 and 2018:

Stock-based compensation included in the Consolidated Statement of Operations:	Three Months Ended March 31,
	2019	2018
Direct operating costs	$50,650	$1,384
General and administrative	696,422	125,926
Research and development	5,481	381
Selling and marketing	4,972	-
Total stock-based compensation expense	$757,525	$127,691

12. INCOME TAXES

The net income tax benefit for the three months ended March 31, 2019 was approximately $41,000, comprised of a current tax expense of $15,000 and a deferred tax benefit of $56,000. The current and deferred income tax provisions for the three months ended March 31, 2018 were approximately $9,000 and $38,000, respectively.

The current income tax provision for the three months ended March 31, 2019 and 2018 primarily relates to state minimum taxes and foreign income taxes. As a result of the Company having a tax loss for 2018 which has an indefinite life under the recent tax reform legislation, the Federal deferred tax liability resulting from the amortization of goodwill was offset against the 2018 Federal net operating loss, resulting in a net deferred Federal income tax benefit of approximately $56,000 for the three months ended March 31, 2019. For the three months ended March 31, 2018, there was a deferred federal and state tax provision due to the amortization of goodwill and no tax loss available for offset.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of March 31, 2019 and December 31, 2018.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2019 and December 31, 2018, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $307,000 and $526,000 as of March 31, 2019 and December 31, 2018, respectively, are Level 3 liabilities. The fair value of the contingent consideration at March 31, 2019 and December 31, 2018 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2019	2018
Balance - January 1,	$526,432	$603,411
Change in fair value	(64,203)	31,749
Payments	(154,844)	(47,111)
Balance - March 31,	$307,385	$588,049

14. SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the CODM, organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management and other services. The Practice management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 20, 2019. There was only one operating segment during the three months ended March 31, 2018 as the Practice Management segment was acquired in July 2018. The following table presents revenues, operating expenses and operating income by reportable segment:

	Three Months Ended March 31, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$12,119,744	$2,960,467	$-	$15,080,211
Operating expenses:
Direct operating costs	7,474,454	2,373,086	-	9,847,540
Selling and marketing	351,951	9,448	-	361,399
General and administrative	2,462,403	396,370	1,303,303	4,162,076
Research and development	254,656	-	-	254,656
Change in contingent consideration	(64,203)	-	-	(64,203)
Depreciation and amortization	677,987	78,753	-	756,740
Total operating expenses	11,157,248	2,857,657	1,303,303	15,318,208
Operating income (loss)	$962,496	$102,810	$(1,303,303)	$(237,997)

15. SUBSEQUENT EVENT

On April 3, 2019, the Company purchased substantially all of the assets of Etransmedia Technology, Inc. The purchase price was $1.6 million in cash plus the assumption of certain liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2019 and 2018, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC, Inc., (formerly Medical Transcription Billing, Corp.), together with its consolidated subsidiaries (the “Company”), is a healthcare information technology company that provides a suite of proprietary web-based solutions and business services to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform and business services are designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

Healthcare IT:

●	Revenue cycle management (“RCM”) services;
	o	Proprietary, healthcare IT solutions, which are part of our RCM services, including:
		●	Electronic health records,
		●	Practice management software and related tools,
		●	Mobile Health (“mHealth”) solutions,
		●	Healthcare claims clearinghouse, and
		●	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.
●	Group purchasing services.

Practice Management:

●	Comprehensive practice management services.

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

During July 2018, the Company acquired substantially all of the revenue cycle management, practice management and group purchasing assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). The Company paid $12.6 million in cash for the acquisition. This acquisition expanded the scope of our offerings to include additional niche hospital solutions, a service that negotiates vaccine discounts with pharmaceutical manufacturers and then extends those vaccine discounts to physician members, and a service that provides end-to-end practice management services to physician practices under multi-decade management service agreements.

Adoption of our RCM solutions requires little or no upfront expenditure by a practice. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry. We currently provide services to more than 11,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 1,800 independent medical practices and hospitals.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 18% and 32% of total expenses for the three months ended March 31, 2019 and 2018, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% and 79% for the three months ended March 31, 2019 and 2018). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax (benefit) expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Net revenue	$15,080	$8,307

GAAP net (loss) income	$(296)	$75

(Benefit) provision for income taxes	(41)	47
Net interest expense	17	69
Foreign exchange / other expense	244	(147)
Stock-based compensation expense	758	128
Depreciation and amortization	757	591
Integration, transaction and restructuring costs	205	179
Change in contingent consideration	(64)	32
Adjusted EBITDA	$1,580	$974

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements, and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Net revenue	$15,080	$8,307

GAAP net (loss) income	$(296)	$75
(Benefit) provision for income taxes	(41)	47
Net interest expense	17	69
Other expense (income) - net	82	(152)
GAAP operating (loss) income	(238)	39
GAAP operating margin	(1.6)%	0.5%

Stock-based compensation expense	758	128
Amortization of purchased intangible assets	486	361
Integration, transaction and restructuring costs	205	179
Change in contingent consideration	(64)	32
Non-GAAP adjusted operating income	$1,147	$739
Non-GAAP adjusted operating margin	7.6%	8.9%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements, and restructuring charges arising from discontinued facilities and operations;
●	Changes in contingent consideration; and
●	Income tax (benefit) expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net (loss) income to non-GAAP adjusted net income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
GAAP net (loss) income	$(296)	$75

Foreign exchange / other expense	244	(147)
Stock-based compensation expense	758	128
Amortization of purchased intangible assets	486	361
Integration, transaction and restructuring costs	205	179
Change in contingent consideration	(64)	32
Income tax (benefit) expense related to goodwill	(56)	38
Non-GAAP adjusted net income	$1,277	$666

Set forth below is a reconciliation of our non-GAAP adjusted net income per share to our GAAP net loss attributable to common shareholders, per share:

	Three Months Ended March 31,
	2019	2018
GAAP net loss attributable to common shareholders, per share	$(0.15)	$(0.06)
Impact of preferred stock dividend	0.13	0.07
Net (loss) income per end-of-period share	(0.02)	0.01

Foreign exchange / other expense	0.02	(0.01)
Stock-based compensation expense	0.06	0.01
Amortization of purchased intangible assets	0.04	0.03
Integration, transaction and restructuring costs	0.02	0.02
Change in contingent consideration	(0.01)	0.00
Income tax (benefit) expense related to goodwill	(0.00)	0.00
Non-GAAP adjusted net income per share	$0.11	$0.06

End-of-period shares	12,009,742	11,665,174

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of March 31, 2019 and 2018. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of March 31, 2019, we provided services to an estimated universe of more than 11,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,800 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of March 31, 2018, we served approximately 3,400 providers representing approximately 750 practices. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. All of these services are considered revenue cycle management revenue. These payments accounted for approximately 70% and 88% of our revenues during the three months ended March 31, 2019 and 2018, respectively. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 9% and 12% of revenues for the three months ended March 31, 2019 and 2018, respectively.

As a result of the Orion acquisition, we earned approximately 20% of our revenue from practice management services during the three months ended March 31, 2019. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment. Also commencing July 1, 2018, we earned approximately 1% of our revenue during the three months ended March 31, 2019 from group purchasing services which are reported in our Healthcare IT segment.

Operating Expenses

Direct Operating Costs. Direct operating cost consists primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, costs to operate the three managed practices, including facility lease costs, supplies, insurance and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the condensed consolidated statements of operations.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses.

Research and Development Expense. Research and development expense consists primarily of personnel-related costs and third-party contractor costs.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, facility lease costs and insurance, software license fees and outside professional fees.

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

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2019 and December 31, 2018.

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

Leases:

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheet at March 31, 2019. The Company does not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

We use our estimated incremental borrowing rates, which are derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to bank financing arrangements, geographical location and collateralization of assets when calculating our incremental borrowing rates.

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of less than 12 months are not recorded in the condensed consolidated balance sheet. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the leased and non-leased components as a single lease component. Some leases include escalation clauses and termination options that are factored into the determination of the future lease payments when appropriate.

Other than the adoption of ASC 842, there have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 20, 2019.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2019	2018
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	65.3%	54.0%
Selling and marketing	2.4%	3.7%
General and administrative	27.6%	31.3%
Research and development	1.7%	3.1%
Change in contingent consideration	(0.4)%	0.4%
Depreciation and amortization	5.0%	7.1%
Total operating expenses	101.6%	99.6%

Operating (loss) income	(1.6)%	0.4%

Interest expense - net	0.1%	0.8%
Other (expense) income - net	(0.5)%	1.8%
(Loss) income before income taxes	(2.2)%	1.4%
Income tax (benefit) provision	(0.3)%	0.6%
Net (loss) income	(1.9)%	0.8%

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Net revenue	$15,080,211	$8,307,325	$6,772,886	82%

Revenue. Total revenue of $15.1 million for the three months ended March 31, 2019 increased by $6.8 million or 82% from revenue of $8.3 million the three months ended March 31, 2018, respectively. Revenue for the three months ended March 31, 2019 includes approximately $7.7 million from customers acquired in the Orion acquisition. Of this amount, $4.5 million relates to RCM clients and other revenue streams, $3.0 million relates to practice management services and $200,000 relates to group purchasing services.

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Direct operating costs	$9,847,540	$4,484,055	$5,363,485	120%
Selling and marketing	361,399	305,014	56,385	18%
General and administrative	4,162,076	2,600,734	1,561,342	60%
Research and development	254,656	255,880	(1,224)	(0)%
Change in contingent consideration	(64,203)	31,749	(95,952)	(302)%
Depreciation	207,617	151,072	56,545	37%
Amortization	549,123	439,699	109,424	25%
Total operating expenses	$15,318,208	$8,268,203	$7,050,005	85%

Direct Operating Costs. Direct operating costs of $9.8 million for the three months ended March 31, 2019 increased by $5.4 million or 120% from direct operating costs of $4.5 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, salary costs increased by $2.8 million and outsourcing and processing costs increased by $814,000, respectively. Facility costs increased by $396,000 for the three months ended March 31, 2019. Medical supplies for the managed practices were $1.2 million for the three months ended March 31, 2019. The increase in the costs for the three months ended March 31, 2019 were primarily related to the Orion acquisition.

Selling and Marketing Expense. Selling and marketing expense of $361,000 for the three months ended March 31, 2019 increased by $56,000 or 18% from selling and marketing expense of $305,000 for the three months ended March 31, 2018, respectively. The increase was primarily due to increased marketing expenditures.

General and Administrative Expense. General and administrative expense of $4.2 million for the three months ended March 31, 2019 increased by $1.6 million or 60% compared to the same period in 2018. The increase in general and administrative expense for the three months ended March 31, 2019 was primarily related to additional salaries, facility costs and professional fees as a result of the Orion acquisition.

Research and Development Expense. Research and development expense of $255,000 for the three months ended March 31, 2019 decreased by $1,000 from research and development expense of $256,000 or the three months ended March 31, 2018, respectively.

Contingent Consideration. The change in contingent consideration of $64,000 was due to a favorable settlement during the three months ended March 31, 2019. The change of $32,000 during the three months ended March 31, 2018 relates to the change in the fair value of the contingent consideration from acquisitions.

Depreciation. Depreciation of $208,000 for the three months ended March 31, 2019 increased by $57,000 or 37% from depreciation of $151,000 for the three months ended March 31, 2018 due to additional purchases and property and equipment acquired as part of the Orion acquisition.

Amortization Expense. Amortization expense of $549,000 for the three months ended March 31, 2019 increased by $109,000 from amortization expense of $440,000 for the three months ended March 31, 2018. The increase for the three months ended March 31, 2019 was primarily related to the intangible assets acquired from the Orion acquisition.

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	Percent
Interest income	$78,200	$5,285	$72,915	1,380%
Interest expense	(95,396)	(74,081)	(21,315)	(29)%
Other (expense) income - net	(81,030)	151,374	(232,404)	(154)%
Income tax (benefit) provision	(40,532)	46,664	(87,196)	(187)%

Interest Income. Interest income of $78,000 for the three months ended March 31, 2019 increased by $73,000 or 1380% from interest income of $5,000 for the three months ended March 31, 2018, respectively. The increase in interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $95,000 for the three months ended March 31, 2019, increased by $21,000 or 29% from interest expense of $74,000 for the three months ended March 31, 2018. This increase was primarily due to the additional vehicle financing during the three months ended March 31, 2019. Interest expense includes the amortization of deferred financing costs, which was $48,000 and $49,000 during the three months ended March 31, 2019 and 2018, respectively.

Other (Expense) Income - net. Other (expense) income - net was ($81,000) for the three months ended March 31, 2019, compared to other income - net of $151,000 for the three months ended March 31, 2018. Other income primarily represents foreign currency transaction gains (losses) resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax (Benefit) Provision. There was a $41,000 benefit for income taxes for the three months ended March 31, 2019, compared to the provision for income taxes of $47,000 for the three months ended March 31, 2018. Included in the tax benefit for the three months ended March 31, 2019 is a $56,000 deferred Federal income tax benefit. As a result of the Company incurring a tax loss for 2018, which has an indefinite life under the recent tax reform legislation, the Federal deferred tax liability was offset against the 2018 Federal net operating loss, resulting in a Federal net deferred income tax benefit.

The current income tax provision for the three months ended March 31, 2019 was approximately $15,000 and primarily relates to state minimum taxes and foreign income taxes. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2019 and 2018.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement. The entire facility is currently available to the Company. As of March 31, 2019, nothing was drawn on the SVB credit agreement.

During the three months ended March 31, 2019, there was positive cash flow from operations of approximately $938,000 and as of March 31, 2019 the Company had approximately $12.5 million in cash, positive working capital of $14.5 million and no bank debt.

During 2018, the Company paid the purchase price of $12.6 million for the Orion acquisition. The Company occasionally utilizes its revolving line of credit with SVB, but, as of March 31, 2019, there was no balance outstanding. SVB doubled the maximum availability on the line from $5 million to $10 million in September 2018. During October 2018, the Company sold 600,000 additional shares of its Series A Preferred Stock raising net proceeds of approximately $13.4 million. During April 2018, the Company sold 420,000 shares of Series A Preferred Stock and raised net proceeds of approximately $9.4 million.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$937,509	$673,381
Net cash used in investing activities	(510,938)	(174,242)
Net cash used in financing activities	(2,586,271)	(1,114,037)
Effect of exchange rate changes on cash	213,864	(206,264)
Net decrease in cash	$(1,945,836)	$(821,162)

The loss before income taxes was $336,000 for the three months ended March 31, 2019, which included $757,000 of non-cash depreciation and amortization. The income before tax for the three months ended March 31, 2018 was $122,000, which included $591,000 of non-cash depreciation and amortization.

Operating Activities

Cash provided by operating activities was $938,000 during the three months ended March 31, 2019, compared to $673,000 during the three months ended March 31, 2018. The increase in the net loss of $371,000 included the following changes in non-cash items: an increase in depreciation and amortization of $166,000, an increase in stock based compensation expense of $630,000, a change in the benefit for deferred income taxes of $94,000 and an increase in interest accretion of $71,000.

The change in operating assets and liabilities increased by $766,000. Accounts receivable increased by $481,000 for the three months ended March 31, 2019, compared with a decrease of $24,000 for the three months ended March 31, 2018. Accounts payable, accrued compensation and accrued expenses decreased by $765,000 for the three months ended March 31, 2019 compared to a decrease of $212,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $511,000 and $174,000 for the three months ended March 31, 2019 and 2018, respectively. The capital expenditures for the three months ended March 31, 2019 primarily represented computer equipment purchased for the Pakistan office.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2019 and 2018 was $2.6 million and $1.1 million, respectively. Cash used in financing activities during the three months ended March 31, 2019 included $85,000 of repayments for debt obligations, $1.5 million of preferred stock dividends and $872,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for three months ended March 31, 2018 included $93,000 of repayment for debt obligations, $755,000 of preferred stock dividends and $214,000 of withholding obligations in connection stock awards issued to employees. There were no borrowings during the three months ended March 31, 2019 and 2018.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and related to contingent consideration in connection with the acquisitions made in 2015 and 2016. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of March 31, 2019. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 20, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, “Leases.” For its adoption, we implemented changes to our lease identification processes and control activities within them such as development of new entity-wide policies, in-house training, ongoing contract reviews and system changes to accommodate presentation and disclosure requirements.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 8, Commitment And Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

MTBC, Inc.

May 8, 2019	By:	/s/ Stephen Snyder
Date		Stephen Snyder
Chief Executive Officer

May 8, 2019	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

