Form 10-Q
period 2019-06-30
MTBC, Inc.
filed 2019-08-07
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

At August 1, 2019, the registrant had 12,033,242 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MTBC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,583,026	$14,472,483
Accounts receivable - net of allowance for doubtful accounts of $194,000 and $189,000 at June 30, 2019 and December 31, 2018, respectively	7,518,940	7,331,474
Contract asset	2,473,671	2,608,631
Inventory	402,570	444,437
Current assets - related party	13,200	25,203
Prepaid expenses and other current assets	843,428	1,191,445
Total current assets	21,834,835	26,073,673
Property and equipment - net	2,031,246	1,832,187
Operating lease right-of-use assets	4,860,780	-
Intangible assets - net	6,507,149	6,634,003
Goodwill	12,633,696	12,593,795
Other assets	412,101	489,703
TOTAL ASSETS	$48,279,807	$47,623,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,442,211	$2,438,267
Accrued compensation	2,181,733	1,731,063
Accrued expenses	2,031,007	1,589,009
Deferred rent (current portion)	-	90,657
Operating lease liability (current portion)	2,077,030	-
Deferred revenue (current portion)	16,225	25,355
Accrued liability to related party	663	10,663
Notes payable (current portion)	152,830	277,776
Contingent consideration	279,565	526,432
Dividend payable	1,486,708	1,468,724
Total current liabilities	10,667,972	8,157,946
Notes payable	158,874	222,400
Deferred rent	-	189,366
Operating lease liability	2,876,232	-
Deferred revenue	18,360	18,949
Deferred tax liability	149,166	164,346
Total liabilities	13,870,604	8,753,007
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 and 4,000,000 shares at June 30, 2019 and December 31, 2018, respectively; issued and outstanding 2,162,449 and 2,136,289 shares at June 30, 2019 and December 31, 2018, respectively	2,162	2,136
Common stock, $0.001 par value - authorized 29,000,000 and 19,000,000 shares at June 30, 2019 and December 31, 2018, respectively; issued 12,769,041 and 12,570,557 shares at June 30, 2019 and December 31, 2018, respectively; outstanding, 12,028,242 and 11,829,758 shares at June 30, 2019 and December 31, 2018, respectively	12,769	12,571
Additional paid-in capital	62,300,966	65,142,460
Accumulated deficit	(25,270,408)	(24,203,745)
Accumulated other comprehensive loss	(1,974,286)	(1,421,068)
Less: 740,799 common shares held in treasury, at cost at June 30, 2019 and December 31, 2018	(662,000)	(662,000)
Total shareholders’ equity	34,409,203	38,870,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,279,807	$47,623,361

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET REVENUE	$16,749,499	$8,682,937	$31,829,710	$16,990,262
OPERATING EXPENSES:
Direct operating costs	11,396,395	4,333,573	21,243,935	8,817,628
Selling and marketing	382,557	403,057	743,956	708,071
General and administrative	5,143,754	3,054,205	9,305,830	5,654,939
Research and development	218,408	248,921	473,064	504,800
Change in contingent consideration	-	11,030	(64,203)	42,780
Depreciation and amortization	836,161	559,696	1,592,901	1,150,467
Total operating expenses	17,977,275	8,610,482	33,295,483	16,878,685
OPERATING (LOSS) INCOME	(1,227,776)	72,455	(1,465,773)	111,577
OTHER:
Interest income	67,497	29,939	145,697	35,224
Interest expense	(100,562)	(74,167)	(195,958)	(148,248)
Other income - net	545,221	218,589	464,191	369,963
(LOSS) INCOME BEFORE INCOME TAXES	(715,620)	246,816	(1,051,843)	368,516
Income tax provision	55,352	51,536	14,820	98,200
NET (LOSS) INCOME	$(770,972)	$195,280	$(1,066,663)	$270,316

Preferred stock dividend	1,486,706	1,248,717	2,979,406	2,024,049
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,257,678)	$(1,053,437)	$(4,046,069)	$(1,753,733)

Net loss per common share: basic and diluted	$(0.19)	$(0.09)	$(0.34)	$(0.15)
Weighted-average common shares used to compute basic and diluted loss per share	12,022,143	11,665,174	11,984,284	11,641,190

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
NET (LOSS) INCOME	$(770,972)	$195,280	$(1,066,663)	$270,316
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(762,563)	(227,258)	(553,218)	(430,404)
COMPREHENSIVE LOSS	$(1,533,535)	$(31,978)	$(1,619,881)	$(160,088)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance- December 31, 2018	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(295,691)	-	-	(295,691)
Foreign currency translation adjustment	-	-	-	-	-	-	209,345	-	209,345
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,160	26	179,984	180	(206)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	523,556	-	-	-	523,556
Tax withholding obligations on stock issued to employees	-	-	-	-	(800,271)	-	-	-	(800,271)
Preferred stock dividends	-	-	-	-	(1,492,700)	-	-	-	(1,492,700)
Balance - March 31, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593

Balance- April 1, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593
Net loss	-	-	-	-	-	(770,972)	-	-	(770,972)
Foreign currency translation adjustment	-	-	-	-	-	-	(762,563)	-	(762,563)
Issuance of stock under the Amended and Restated Equity Incentive Plan	-	-	18,500	18	(18)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	473,387	-	-	-	473,387
Tax withholding obligations on stock issued to employees	-	-	-	-	(58,536)	-	-	-	(58,536)
Preferred stock dividends	-	-	-	-	(1,486,706)	-	-	-	(1,486,706)
Balance - June 30, 2019	2,162,449	$2,162	12,769,041	$12,769	$62,300,966	$(25,270,408)	$(1,974,286)	$(662,000)	$34,409,203

Balance- December 31, 2017 before adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance- January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net income	-	-	-	-	-	75,036	-	-	75,036
Foreign currency translation adjustment	-	-	-	-	-	-	(203,146)	-	(203,146)
Issuance of stock under the Amended and Restated Equity Incentive Plan	29,550	29	134,583	134	(163)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	112,090	-	-	-	112,090
Tax withholding obligations on stock issued to employees	-	-	-	-	(226,250)	-	-	-	(226,250)
Preferred stock dividends	-	-	-	-	(775,332)	-	-	-	(775,332)
Balance - March 31, 2018	1,116,289	$1,116	12,405,973	$12,406	$44,239,862	$(21,990,229)	$(924,216)	$(662,000)	$20,676,939

Balance- April 1, 2018	1,116,289	$1,116	12,405,973	$12,406	$44,239,862	$(21,990,229)	$(924,216)	$(662,000)	$20,676,939
Net income	-	-	-	-	-	195,280	-	-	195,280
Foreign currency translation adjustment	-	-	-	-	-	-	(227,258)	-	(227,258)
Stock-based compensation, net of cash settlements	-	-	-	-	364,710	-	-	-	364,710
Issuance of preferred stock, net of fees and expenses	420,000	420	-	-	9,354,490	-	-	-	9,354,910
Preferred stock dividends	-	-	-	-	(1,248,717)	-	-	-	(1,248,717)
Balance - June 30, 2018	1,536,289	$1,536	12,405,973	$12,406	$52,710,345	$(21,794,949)	$(1,151,474)	$(662,000)	$29,115,864

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(1,066,663)	$270,316
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,627,296	1,176,939
Deferred rent	-	(36,022)
Lease amortization	943,028	-
Deferred revenue	(9,719)	(34,832)
Provision for doubtful accounts	92,061	112,406
(Benefit) provision for deferred income taxes	(15,180)	78,000
Foreign exchange gain	(295,487)	(332,100)
Interest accretion	258,735	95,604
Gain on sale of assets	(26,213)	-
Stock-based compensation expense	1,550,188	537,402
Change in contingent consideration	(64,203)	42,780
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	267,850	2,576
Contract asset	274,129	326,631
Inventory	41,867	-
Other assets	571,468	(91,643)
Accounts payable and other liabilities	(836,228)	(180,452)
Net cash provided by operating activities	3,312,929	1,967,605
INVESTING ACTIVITIES:
Capital expenditures, net	(904,220)	(376,430)
Cash paid for acquisitions	(1,600,000)	(1,000,000)
Net cash used in investing activities	(2,504,220)	(1,376,430)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of fees and expenses	-	9,415,000
Preferred stock dividends paid	(2,961,422)	(1,714,979)
Settlement of tax withholding obligations on stock issued to employees	(932,465)	(213,675)
Repayments of notes payable, net	(181,457)	(139,485)
Contingent consideration payments	(182,664)	(82,725)
Other financing activities	-	(60,090)
Net cash (used in) provided by financing activities	(4,258,008)	7,204,046
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(440,158)	(434,834)
NET (DECREASE) INCREASE IN CASH	(3,889,457)	7,360,387
CASH - beginning of the period	14,472,483	4,362,232
CASH - end of the period	$10,583,026	$11,722,619
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$24,909	$75,372
Dividends declared, not paid	$1,486,708	$1,056,217
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$35,862	$29,673
Interest	$28,085	$20,221

See notes to condensed consolidated financial statements.

MTBC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

1. Organization and Business

MTBC, Inc., (and together with its consolidated subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., Pakistan and Sri Lanka.

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, MTBC formed MTBC Health, Inc. (“MHI”) and MTBC Practice Management, Corp. (“MPM”), each a Delaware corporation in connection with MTBC’s acquisition of substantially all of the revenue cycle management, practice management and group purchasing organization assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). MHI is a direct, wholly owned subsidiary of MTBC, and was formed to own and operate the revenue cycle management and group purchasing organization businesses acquired from Orion. MPM is a wholly owned subsidiary of MHI and was formed to own and operate the practice management business acquired from Orion. In March 2019, MTBC formed MTBC-Med, Inc. (“MED”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of Etransmedia Technology, Inc. and its subsidiaries (“ETM”). See Note 3.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Recent Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board “FASB” issued ASU No. 2016-02, Leases (Topic 842). The new standard requires organizations that have leased assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities that represent the rights and obligations created by those leases, respectively. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU requires both types of leases to be recognized on the balance sheet. The FASB has subsequently issued further ASU’s related to the standard providing additional practical expedients and an optional transition method allowing entities to not recast comparative periods. The amendments in ASU No. 2016-02 are now effective.

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

We have also adopted the practical expedients that allow us to treat the lease and non-lease components of our leases as a single component for our facility leases. We elected the short-term lease recognition exemption for all leases that qualify. As such, for those leases that qualify, we did not recognize ROU asset or lease liabilities as part of the transition adjustment. As of January 1, 2019, the impact on the consolidated assets was approximately $4.2 million and the impact on the consolidated liabilities was approximately $4.4 million. The adoption of ASC 842 did not have a material effect on the Company’s results of operations, stockholders’ equity, or statement of cash flows.

We have also evaluated, documented, and implemented required changes in internal control as part of our adoption of the new lease recognition standard. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets, lease liabilities and required disclosures.

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

3. ACQUISITIONS

2019 Acquisition

On April 3, 2019, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the assets of ETM. The purchase price was $1.6 million and the assumption of certain liabilities, excluding acquisition-related costs of approximately $125,000. Per the APA, the acquisition had an effective date of April 1, 2019. The acquisition has been accounted for as a business combination.

The ETM acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The purchase price allocation for ETM was performed by the Company and is summarized as follows:

Customer relationships	$856,000
Accounts receivable	547,377
Contract asset	139,169
Operating lease right-of-use assets	1,224,480
Property and equipment	91,277
Goodwill	39,901
Operating lease liabilities	(1,224,480)
Accrued expenses	(73,724)
Total	$1,600,000

The acquired accounts receivable are recorded at fair value which represents amounts that have subsequently been paid or are expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years and represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants.

The weighted-average amortization period of the acquired intangible assets is four years.

Revenue earned from the clients obtained from the ETM acquisition was approximately $2.0 million during both the three and six months ended June 30, 2019.

2018 Acquisition

On May 7, 2018, the Company executed an APA to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion. The purchase price was $12.6 million, excluding acquisition-related costs of approximately $245,000. Per the APA, the acquisition had an effective date of July 1, 2018. The acquisition has been accounted for as a business combination.

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

Customer relationships	$6,250,000
Accounts receivable	5,654,919
Contract asset	861,341
Inventory	307,278
Property and equipment	319,352
Goodwill	329,852
Accounts payable	(677,872)
Accrued expenses	(444,870)
Total	$12,600,000

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

The weighted-average amortization period of the acquired intangibles is seven years.

Revenue earned from the clients obtained from the Orion acquisition was approximately $7.1 million and $14.8 million during the three and six months ended June 30, 2019, respectively.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the Orion and ETM acquisitions occurred on January 1, 2018. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $19.1 million of additional revenue recorded by Orion and approximately $6.5 million of additional revenue recorded by ETM for the six months ended June 30, 2018. The difference between the actual and pro forma results for the three months ended June 30, 2019 represent approximately $200,000 of transaction and integration costs incurred by the Company during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$16,749	$21,129	$33,897	$42,610
Net loss	$(571)	$(2,618)	$(2,729)	$(5,953)
Net loss attributable to common shareholders	$(2,058)	$(3,867)	$(5,708)	$(7,977)
Net loss per common share	$(0.17)	$(0.33)	$(0.48)	$(0.69)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Beginning gross balance	$12,593,795	$12,263,943
Acquisition	39,901	329,852
Ending gross balance	$12,633,696	$12,593,795

Of the total goodwill, approximately $90,000 is allocated to the Practice Management segment and the balance is allocated to the Healthcare IT segment.

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Contracts and relationships acquired	$23,597,300	$22,741,300
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,606,552	1,477,059
Total intangible assets	26,440,229	25,454,736
Less: Accumulated amortization	(19,933,080)	(18,820,733)
Intangible assets - net	$6,507,149	$6,634,003

Amortization expense was approximately $1.2 million and $854,000 for the six months ended June 30, 2019 and 2018 and $612,000 and $415,000 for the three months ended June 30, 2019 and 2018, respectively. The weighted-average amortization period is currently seven years.

As of June 30, 2019, future amortization scheduled to be expensed is as follows:

Years ending
December 31
2019 (six months)	$959,035
2020	1,301,600
2021	1,157,877
2022	800,107
2023	338,528
Thereafter	1,950,002
Total	$6,507,149

5. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and Diluted:
Net loss attributable to common shareholders	$(2,257,678)	$(1,053,437)	$(4,046,069)	$(1,753,733)
Weighted-average common shares used to compute basic and diluted loss per share	12,022,143	11,665,174	11,984,284	11,641,190
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.19)	$(0.09)	$(0.34)	$(0.15)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”) and the 153,489 warrants granted to Silicon Valley Bank (“SVB”) have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6. Debt

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. Nothing was drawn on this line of credit as of June 30, 2018 or 2019. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six years terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 5.87%.

7. leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and noncurrent operating lease liability in our condensed consolidated balance sheet as of June 30, 2019. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of June 30, 2019, we had 34 leased properties, five in Practice Management and 29 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$639,393	$1,104,621
Short-term lease cost	32,425	137,976
Variable lease cost	12,450	19,033
Total- net lease cost	$684,268	$1,261,630

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2019 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases:
Operating lease ROU asset, net	$4,860,780

Current operating lease liabilities	$2,077,030
Non-current operating lease liabilities	2,876,232
Total operating lease liabilities	$4,953,262

Operating leases:
ROU assets, gross	$5,878,215
Asset lease expense	(943,028)
Foreign exchange loss	(74,407)
ROU assets, net	$4,860,780

Weighted average remaining lease term (in years):
Operating leases	2.67
Weighted average discount rate:
Operating leases	7.04%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$646,824	$1,124,884

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,453,751	$1,634,041

Maturities of lease liabilities are as follows:

Operating leases
2019 (six months)	$1,287,711
2020	2,033,900
2021	1,397,022
2022	561,914
2023	141,314
Total lease payments	5,421,861
Less: imputed interest	(468,599)
Total lease obligations	4,953,262
Less: current obligations	(2,077,030)
Long-term lease obligations	$2,876,232

As of June 30, 2019, we do not have operating lease commitments that have not yet commenced.

Disclosures related to periods prior to adoption of ASC 842:

Operating lease rent expense was approximately $220,000 and $436,000 for the three and six months ended June 30, 2018, respectively. Month to month leases and cancellable leases are not included in the table below. Certain leases are maintained on a month to month basis. This includes leases for the US corporate facility and other locations with the Executive Chairman (see Note 9). As of December 31, 2018, future lease payment obligations under non-cancellable operating leases were as follows:

Operating leases
2019	$932,068
2020	715,059
2021	510,927
2022	412,585
2023	91,797
Total	$2,662,436

8. Commitments and Contingencies

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPRWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the Superior Court of New Jersey, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. On appeal, the Company and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates, Inc. (“MPMA”) under such agreement, and any agreement to arbitrate disputes arising under such agreement does not apply to the Company or MAC. On January 30, 2019, the parties conducted oral arguments before the Appellate Court. On April 23, 2019, the Appellate Division reversed the trial court’s order, in part, ruling that the Company is not required to participate in the arbitration, but upheld the portion of the trial court’s order requiring MAC to participate in the arbitration based on the trial court’s finding, that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division remanded RPRWC’s demand for the Company to arbitrate back to the trial court for further proceedings. RPRWC’s arbitration demand alleges MPMA, a subsidiary of MediGain, LLC, breached a billing services agreement and seeks compensatory damages of six million, six hundred thousand dollars and costs. On June 6, 2019, the Chancery Court conducted a scheduling conference to establish deadlines for exchanging written discovery between the parties on issues related to whether MTBC, in addition to MAC is required to arbitrate the underlying dispute. Currently, the parties are exchanging discovery requests and responding to same. The Court has scheduled an additional status conference on August 6, 2019. The allegations of breach of contract made by RPRWC have not been the subject of the ongoing legal proceedings. RPRWC has not provided the Company or MAC with information sufficient to enable the Company and MAC to estimate a range of possible losses that may arise from this matter. The Company and MAC plan to vigorously defend against RPRWC’s claim and in the event of a loss, if any, they anticipate the loss to be substantially less than the amount claimed.

Acquisitions — In connection with one of the Company’s acquisitions, contingent consideration as of June 30, 2019 is payable in cash, which represents the date through which contingent payments are required. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount.

9. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $9,000 for both the six months ended June 30, 2019 and 2018, and $5,000 and $4,000 for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the receivable balance due from this customer was approximately $1,500 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $64,000 for both the six month periods ended June 30, 2019 and 2018, and $32,000 for both the three months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, the Company had a liability outstanding to KAI of approximately $1,000 and $11,000 respectively, which is included in accrued liability to related party in the condensed consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019 or March 31, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at June 30, 2019.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the six months ended June 30, 2019 and 2018 was approximately $94,000 and $95,000, respectively, and for three months ended June 30, 2019 and 2018 was approximately $46,000 and $47,000, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 and $25,000 as of June 30, 2019 and December 31, 2018, respectively.

Included in the ROU asset at June 30, 2019 is approximately $570,000 applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2019 is approximately $274,000 and $296,000, respectively applicable to the related party leases.

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

The following table represents a disaggregation of revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Healthcare IT:
Revenue cycle management services	$11,432,683	$7,866,650	$21,990,125	$15,259,040
Professional services	383,336	59,653	718,771	184,268
Ancillary services	930,181	313,454	1,429,277	562,091
Group purchasing services	205,066	-	405,113	-
Printing and mailing services	358,440	301,279	750,100	649,523
Clearinghouse and EDI services	150,869	141,901	286,933	335,340
Practice Management:
Practice management services	3,288,924	-	6,249,391	-
Total	$16,749,499	$8,682,937	$31,829,710	$16,990,262

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

The Company provides group purchasing services which enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Fees from the pharmaceutical companies are paid either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

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

For all of the above revenue streams other than group purchasing services, revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Other than the group purchasing services, each of the Company’s services are substantially the same and have the same periodic pattern of transfer to the customer. Each service provided by the Company is considered a separate performance obligation.

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

The Company also provides accounting services and a practice manager to one additional medical practice for which it receives monthly fees.

Our practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however, for reporting and convenience purposes management fee is computed at each month end.

Information about contract balances:

The contract asset in the condensed consolidated balance sheets represents the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of June 30, 2019, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $2 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $0.5 million of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $2.5 million and $1.7 million as of June 30, 2019 and June 30, 2018, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the six months ended June 30, 2019 and 2018:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Beginning balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
ETM acquisition	-	139,169	-	-
Increase (decrease), net	187,466	(274,129)	(9,130)	(589)
Ending balance as of June 30, 2019	$7,518,940	$2,473,671	$16,225	$18,360

Beginning balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
(Decrease) increase, net	(441,613)	326,631	(34,429)	(403)
Ending balance as of June 30, 2018	$3,437,850	$1,669,323	$27,675	$28,212

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $60,000 and $113,000 at June 30, 2019 and 2018, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11. STOCK-BASED COMPENSATION

In April 2014, the Company adopted its Equity Incentive Plan (the “Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, the Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. During June 2018, the Company’s shareholders approved the addition of 200,000 preferred shares to the Plan for future grants. As of June 30, 2019, 554,910 shares of common stock and 138,400 shares of Series A Preferred Stock are available for grant under the Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The common stock equity based RSUs contain a common provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Series A Preferred Stock upon a change in control.

Common and preferred stock RSUs

In February 2019, the Compensation Committee approved executive bonuses to be paid in shares of Series A Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2019. The actual amount will be settled in early 2020 based on the achievement of the specified criteria. For the three and six months ended June 30, 2019, an expense of approximately $301,000 and $602,000, respectively, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the six months ended June 30, 2019:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	5,000	44,000
Vested	(319,813)	(44,800)
Forfeited	(12,120)	-
Outstanding and unvested shares at June 30, 2019	602,414	44,000

Of the total outstanding and unvested common stock RSUs at June 30, 2019, 568,081 RSUs are classified as equity and 34,333 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $479,000 and $118,000 at June 30, 2019 and December 31, 2018, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2019 and 2018:

Stock-based compensation included in the	Three Months Ended June 30,		Six Months Ended June 30,
condensed consolidated statements of operations:	2019	2018	2019	2018
Direct operating costs	$46,207	$8,475	$96,858	$9,859
General and administrative	711,050	396,674	1,407,471	522,600
Research and development	4,353	4,563	9,834	4,943
Selling and marketing	31,053	-	36,025	-
Total stock-based compensation expense	$792,663	$409,712	$1,550,188	$537,402

12. INCOME TAXES

The income tax expense for the three months ended June 30, 2019 was approximately $55,000, comprised of a current tax expense of $15,000 and deferred tax expense of $40,000. The current income tax provision and the deferred income tax benefit for the six months ended June 30, 2019 were approximately $30,000 and $15,000, respectively.

The current income tax provision for the three and six months ended June 30, 2019 and 2018 primarily relates to state minimum taxes and foreign income taxes.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of June 30, 2019 and December 31, 2018.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2019, and December 31, 2018, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $280,000 and $526,000 as of June 30, 2019 and December 31, 2018, respectively, are Level 3 liabilities. The fair value of the contingent consideration at June 30, 2019 and December 31, 2018 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes. Subsequent adjustments to the fair value of the contingent consideration liability will continue to be recorded in the Company’s results of operations until all contingencies are settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2019	2018
Balance - January 1,	$526,432	$603,411
Change in fair value	(64,203)	42,780
Payments	(182,664)	(82,725)
Balance - June 30,	$279,565	$563,466

14. SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management and other services. The Practice Management segment includes the management of three medical practices and starting April 1, 2019, certain practice management services are being provided to a fourth practice. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 20, 2019. There was only one operating segment during the three and six months ended June 30, 2018 as the Practice Management segment was acquired in July 2018. The following table presents revenues, operating expenses and operating income (loss) by reportable segment:

	Six Months Ended June 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$25,580,319	$6,249,391	$-	$31,829,710
Operating expenses:
Direct operating costs	16,403,912	4,840,023	-	21,243,935
Selling and marketing	726,147	17,809	-	743,956
General and administrative	5,757,549	955,760	2,592,521	9,305,830
Research and development	473,064	-	-	473,064
Change in contingent consideration	(64,203)	-	-	(64,203)
Depreciation and amortization	1,435,071	157,830	-	1,592,901
Total operating expenses	24,731,540	5,971,422	2,592,521	33,295,483
Operating income (loss)	$848,779	$277,969	$(2,592,521)	$(1,465,773)

	Three Months Ended June 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$13,460,575	$3,288,924	$-	$16,749,499
Operating expenses:
Direct operating costs	8,929,458	2,466,937	-	11,396,395
Selling and marketing	374,196	8,361	-	382,557
General and administrative	3,295,146	559,390	1,289,218	5,143,754
Research and development	218,408	-	-	218,408
Depreciation and amortization	757,084	79,077	-	836,161
Total operating expenses	13,574,292	3,113,765	1,289,218	17,977,275
Operating (loss) income	$(113,717)	$175,159	$(1,289,218)	$(1,227,776)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2019 and 2018, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Overview

MTBC, Inc., (formerly Medical Transcription Billing, Corp.) together with its consolidated subsidiaries (“MTBC” or the “Company”), is a healthcare information technology company that provides a suite of proprietary web-based solutions and business services to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform and business services are designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of experienced health industry experts throughout the United States, who are supported by our highly educated and specialized offshore workforce of approximately 2,200 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model has also allowed us to become a leading consolidator in our industry sector, in which we have gained a reputation for being able to acquire and transform distressed competitors into profitable operations of MTBC.

During April 2019, the Company acquired substantially all of the revenue cycle management and practice management business of Etransmedia Technology, Inc. and its subsidiaries (together “ETM”). The Company paid $1.6 million in cash for the acquisition.

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

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 17% and 32% of total expenses for the six months ended June 30, 2019 and 2018, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 79% for both the six months ended June 30, 2019 and 2018). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax (benefit) expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net revenue	$16,749	$8,683	$31,830	$16,990

GAAP net (loss) income	$(771)	$195	$(1,067)	$270

Provision for income taxes	55	51	15	98
Net interest expense	33	44	50	113
Foreign exchange / other expense	(539)	(185)	(296)	(332)
Stock-based compensation expense	793	409	1,550	537
Depreciation and amortization	836	560	1,593	1,151
Integration, transaction and restructuring costs	733	472	939	651
Change in contingent consideration	-	11	(64)	43
Adjusted EBITDA	$1,140	$1,557	$2,720	$2,531

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements, and restructuring charges arising from discontinued facilities and operations; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Net revenue	$16,749	$8,683	$31,830	$16,990

GAAP net (loss) income	$(771)	$195	$(1,067)	$270
Provision for income taxes	55	51	15	98
Net interest expense	33	44	50	113
Other income - net	(545)	(218)	(464)	(370)
GAAP operating (loss) income	(1,228)	72	(1,466)	111
GAAP operating margin	(7.3)%	0.8%	(4.6)%	0.7%

Stock-based compensation expense	793	409	1,550	537
Amortization of purchased intangible assets	551	337	1,037	698
Integration, transaction and restructuring costs	733	472	939	651
Change in contingent consideration	-	11	(64)	43
Non-GAAP adjusted operating income	$849	$1,301	$1,996	$2,040
Non-GAAP adjusted operating margin	5.1%	15.0%	6.3%	12.0%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements, and restructuring charges arising from discontinued facilities and operations;
●	Changes in contingent consideration; and
●	Income tax (benefit) expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net (loss) income to non-GAAP adjusted net income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
GAAP net (loss) income	$(771)	$195	$(1,067)	$270

Foreign exchange / other expense	(539)	(185)	(296)	(332)
Stock-based compensation expense	793	409	1,550	537
Amortization of purchased intangible assets	551	337	1,037	698
Integration, transaction and restructuring costs	733	472	939	651
Change in contingent consideration	-	11	(64)	43
Income tax expense (benefit) related to goodwill	40	40	(15)	78
Non-GAAP adjusted net income	$807	$1,279	$2,084	$1,945

Set forth below is a reconciliation of our non-GAAP adjusted net income per share to our GAAP net loss attributable to common shareholders, per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net loss attributable to common shareholders, per share	$(0.19)	$(0.09)	$(0.34)	$(0.15)
Impact of preferred stock dividend	0.13	0.11	0.25	0.17
Net (loss) income per end-of-period share	(0.06)	0.02	(0.09)	0.02

Foreign exchange / other expense	(0.04)	(0.02)	(0.02)	(0.03)
Stock-based compensation expense	0.07	0.04	0.13	0.05
Amortization of purchased intangible assets	0.04	0.03	0.08	0.06
Integration, transaction and restructuring costs	0.06	0.04	0.08	0.06
Change in contingent consideration	-	0.00	(0.01)	0.00
Income tax expense (benefit) related to goodwill	0.00	0.00	(0.00)	0.01
Non-GAAP adjusted net income per share	$0.07	$0.11	$0.17	$0.17

End-of-period shares	12,028,242	11,665,174	12,028,242	11,665,174

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of June 30, 2019 and 2018. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of June 30, 2019, we provided services to an estimated universe of more than 11,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,800 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of June 30, 2018, we served approximately 3,300 providers representing approximately 730 practices. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. All of these services are considered revenue cycle management revenue. These payments accounted for approximately 68% and 91% of our revenues during the three months ended June 30, 2019 and 2018, respectively and 69% and 90% for six months ended June 30, 2019 and 2018, respectively. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 11% and 9% of revenues for the three months ended June 30, 2019 and 2018, respectively and 10% for both the six months ended June 30, 2019 and 2018.

As a result primarily of the Orion acquisition, we earned approximately 20% of our revenue from practice management services during both the three and six months ended June 30, 2019. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment. Also commencing July 1, 2018, we earned approximately 1% of our revenue during both the three and six months ended June 30, 2019 from group purchasing services which are reported in our Healthcare IT segment.

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

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2019 and December 31, 2018.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10- K for the year ended December 31, 2018.

Except for the adoption of FASB ASC Topic 842, Leases, discussed below, there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases:

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheet at June 30, 2019. The Company does not have any finance leases.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	68.0%	49.9%	66.7%	51.9%
Selling and marketing	2.3%	4.6%	2.3%	4.2%
General and administrative	30.7%	35.2%	29.2%	33.3%
Research and development	1.3%	2.9%	1.5%	3.0%
Change in contingent consideration	0.0%	0.1%	(0.2)%	0.3%
Depreciation and amortization	5.0%	6.4%	5.0%	6.8%
Total operating expenses	107.3%	99.1%	104.5%	99.5%

Operating (loss) income	(7.3)%	0.9%	(4.5)%	0.5%

Interest expense - net	0.2%	0.5%	0.2%	0.7%
Other income - net	3.3%	2.5%	1.5%	2.2%
(Loss) income before income taxes	(4.2)%	2.9%	(3.2)%	2.0%
Income tax provision	0.3%	0.6%	0.0%	0.6%
Net (loss) income	(4.5)%	2.3%	(3.2)%	1.4%

Comparison of the three and six months ended June 30, 2019 and 2018

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net revenue	$16,749,499	$8,682,937	$8,066,562	93%	$31,829,710	$16,990,262	$14,839,448	87%

Revenue. Total revenue of $16.7 million and $31.8 million for the three and six months ended June 30, 2019 increased by $8.1 million or 93% and $14.8 million or 87% from revenue of $8.7 million and $17.0 million for the three and six months ended June 30, 2018, respectively. Revenue for the three and six months ended June 30, 2019 includes approximately $7.1 million and $14.8 million, respectively from customers acquired in the Orion acquisition. Of the six months amount, $8.2 million relates to RCM clients and other revenue streams, $6.2 million relates to practice management services and $405,000 relates to group purchasing services. Revenue for both the three and six months ended June 30, 2019 includes $2.0 million from customers acquired from the ETM acquisition.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Direct operating costs	$11,396,395	$4,333,573	$7,062,822	163%	$21,243,935	$8,817,628	$12,426,307	141%
Selling and marketing	382,557	403,057	(20,500)	(5)%	743,956	708,071	35,885	5%
General and administrative	5,143,754	3,054,205	2,089,549	68%	9,305,830	5,654,939	3,650,891	65%
Research and development	218,408	248,921	(30,513)	(12)%	473,064	504,800	(31,736)	(6)%
Change in contingent consideration	-	11,030	(11,030)	(100)%	(64,203)	42,780	(106,983)	(250)%
Depreciation	223,724	144,917	78,807	54%	431,342	295,988	135,354	46%
Amortization	612,437	414,779	197,658	48%	1,161,559	854,479	307,080	36%
Total operating expenses	$17,977,275	$8,610,482	$9,366,793	109%	$33,295,483	$16,878,685	$16,416,798	97%

Direct Operating Costs. Direct operating costs of $11.4 million and $21.2 million for the three and six months ended June 30, 2019 increased by $7.1 million or 163% and $12.4 million or 141% from direct operating costs of $4.3 million and $8.8 million for the three and six months ended June 30, 2018. During the three months ended June 30, 2019, salary costs increased by $3.6 million and outsourcing and processing costs increased by $1.2 million. During the six months ended June 30, 2019, salary costs increased by $6.5 million and outsourcing and processing costs increased by $2.0 million. Facility costs increased by $556,000 for the three months ended June 30, 2019 and $952,000 for the six months ended June 30, 2019. Medical supplies for the managed practices, which were not incurred during the six months ended June 30, 2018, were $1.3 million and $2.4 million for the three and six months ended June 30, 2019, respectively. The increase in the costs for the three and six months ended June 30, 2019 were primarily related to the Orion and Etransmedia acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $383,000 and $744,000 for the three and six months ended June 30, 2019 decreased by $21,000 or 5% and increased by $36,000 or 5% from selling and marketing expense of $403,000 and $708,000 for the three and six months ended June 30, 2018, respectively.

General and Administrative Expense. General and administrative expense of $5.1 million and $9.3 million for the three and six months ended June 30, 2019 increased by $2.1 million or 68% and $3.7 million or 65% compared to the same period in 2018. The increase in general and administrative expense for the three and six months ended June 30, 2019 was primarily related to additional salaries, facility costs and professional fees as a result of the Orion and Etransmedia acquisitions.

Research and Development Expense. Research and development expense of $218,000 and $473,000 for the three and six months ended June 30, 2019 decreased by $31,000 and $32,000 from research and development expense of $249,000 and $505,000 for the three and six months ended June 30, 2018, respectively. During the three months ended June 30, 2019, the Company capitalized approximately $178,000 of development costs in connection with its internal-use software.

Contingent Consideration. The change in contingent consideration of $107,000 for the six months ended June 30, 2019 was due to a favorable settlement of the amount due to the owners of a company previously acquired.

Depreciation. Depreciation of $224,000 and $431,000 for the three and six months ended June 30, 2019 increased by $79,000 or 54% and $135,000 or 46% from depreciation of $145,000 and $296,000 for the three and six months ended June 30, 2018, respectively, primarily due to additional purchases and the property and equipment acquired as part of the Orion and ETM acquisitions.

Amortization Expense. Amortization expense of $612,000 and $1.2 million for the three and six months ended June 30, 2019, respectively, increased by $198,000 and $307,000 from amortization expense of $415,000 and $854,000 for the three and six months ended June 30, 2018, respectively. The increase for the three and six months ended June 30, 2019 was primarily related to the intangible assets acquired from the Orion and Etransmedia acquisitions.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Interest income	$67,497	$29,939	$37,558	125%	$145,697	$35,224	$110,473	314%
Interest expense	(100,562)	(74,167)	(26,395)	(36)%	(195,958)	(148,248)	(47,710)	(32)%
Other income - net	545,221	218,589	326,632	149%	464,191	369,963	94,228	25%
Income tax provision	55,352	51,536	3,816	7%	14,820	98,200	(83,380)	(85)%

Interest Income. Interest income of $67,000 and $146,000 for the three and six months ended June 30, 2019 increased by $38,000 or 125% and $110,000 or 314% from interest income of $30,000 and $35,000 for the three and six months ended June 30, 2018, respectively. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $101,000 and $196,000 for the three and six months ended June 30, 2019, respectively, increased by $26,000 or 36% and increased by $48,000 or 32% from interest expense of $74,000 and $148,000 for the three and six months ended June 30, 2018, respectively. This increase was primarily due to the additional vehicle financing during the three and six months ended June 30, 2019. Interest expense includes the amortization of deferred financing costs, which was $96,000 during both the six months ended June 30, 2019 and 2018, respectively.

Other (Expense) Income - net. Other (expense) income - net was $545,000 and $464,000 for the three and six months ended June 30, 2019 respectively, compared to other income - net of $219,000 and $370,000 for the three and six months ended June 30, 2018, respectively. Other (expense) income primarily represents foreign currency transaction gains (losses) resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There was a $55,000 and $15,000 provision for income taxes for the three and six months ended June 30, 2019, respectively, compared to the provision for income taxes of $52,000 and $98,000 for the three and six months ended June 30, 2018, respectively. There was a federal tax benefit recorded in the first quarter of 2019 which reduced the provision for the income taxes for the six months ended June 30, 2019.

The current income tax provision for the three and six months ended June 30, 2019 was approximately $15,000 and $30,000, and primarily relates to state minimum taxes and foreign income taxes. Although the Company is forecasting a return to profitability, it has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2019 and 2018.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement. As of June 30, 2019, nothing was drawn on the SVB credit agreement.

During the six months ended June 30, 2019, there was positive cash flow from operations of approximately $3.3 million and as of June 30, 2019 the Company had approximately $10.6 million in cash, positive working capital of $11.2 million and no bank debt.

During the second quarter of 2019, the Company paid the purchase price of $1.6 million for the ETM acquisition in cash.

During 2018, the Company paid the purchase price of $12.6 million for the Orion acquisition in cash. The Company occasionally utilizes its revolving line of credit with SVB, but, as of June 30, 2019, there was no balance outstanding. SVB doubled the maximum availability on the line from $5 million to $10 million in September 2018. During April 2018, the Company sold 420,000 shares of Series A Preferred Stock and raised net proceeds of approximately $9.4 million. During October 2018, the Company sold 600,000 additional shares of its Series A Preferred Stock raising net proceeds of approximately $13.4 million.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$2,375,420	$1,294,224	$3,312,929	$1,967,605
Net cash used in investing activities	(1,993,282)	(1,202,188)	(2,504,220)	(1,376,430)
Net cash (used in) provided by financing activities	(1,671,737)	8,318,083	(4,258,008)	7,204,046
Effect of exchange rate changes on cash	(654,022)	(228,570)	(440,158)	(434,834)
Net (decrease) increase in cash	$(1,943,621)	$8,181,549	$(3,889,457)	$7,360,387

The loss before income taxes was $716,000 and $1.1 million for the three and six months ended June 30, 2019, respectively, which included $836,000 and $1.6 million of non-cash depreciation and amortization, respectively. The income before tax for the three and six months ended June 30, 2018 was $247,000 and $369,000, respectively, which included $560,000 and $1.2 million of non-cash depreciation and amortization, respectively.

Operating Activities

Cash provided by operating activities was $3.3 million during the six months ended June 30, 2019, compared to $2.0 million during the six months ended June 30, 2018. The increase in the net loss of $1.3 million included the following changes in non-cash items: an increase in depreciation and amortization of $450,000, an increase in stock based compensation expense of $1.0 million, a change in the benefit for deferred income taxes of $93,000 and an increase in interest accretion of $163,000.

The net change in operating assets and liabilities increased by $319,000. Accounts receivable decreased by $268,000 for the six months ended June 30, 2019, compared with a decrease of $3,000 for the six months ended June 30, 2018. Accounts payable, accrued compensation and accrued expenses increased by $836,000 for the six months ended June 30, 2019 compared to a decrease of $180,000 for the six months ended June 30, 2018. For the three and six months ended June 30, 2019, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $904,000 and $376,000 for the six months ended June 30, 2019 and 2018, respectively. The capital expenditures for the six months ended June 30, 2019 primarily represented computer equipment purchased for the Pakistan office and $178,000 of capitalized development costs in connection with internal-use software.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2019 was $4.3 million and cash provided by financing activities was $7.2 million for the six months ended June 30, 2018. Cash used in financing activities during the six months ended June 30, 2019 included $181,000 of repayments for debt obligations, $3.0 million of preferred stock dividends and $932,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash provided by financing activities included $9.4 million of net proceeds from issuing 420,000 shares of Preferred Stock during the six months ended June 30, 2018. Cash used in financing activities for six months ended June 30, 2018 included $139,000 of repayment for debt obligations, $1.7 million of preferred stock dividends and $214,000 of tax withholding obligations paid in connection with stock awards issued to employees. There were no borrowings or debt repayments during the six months ended June 30, 2019 and 2018.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit and related to contingent consideration in connection with one acquisition made by the Company. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of June 30, 2019. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 20, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 8, Commitments And Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

MTBC, Inc.

August 7, 2019	By:	/s/ Stephen Snyder
Date		Stephen Snyder
Chief Executive Officer

August 7, 2019	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

