Form 10-Q
period 2019-09-30
MTBC, Inc.
filed 2019-11-06
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

At October 31, 2019, the registrant had 12,219,148 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

MTBC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,987,197	$14,472,483
Accounts receivable - net of allowance for doubtful accounts of $265,000 and $189,000 at September 30, 2019 and December 31, 2018, respectively	7,900,078	7,331,474
Contract asset	2,696,193	2,608,631
Inventory	375,300	444,437
Current assets - related party	13,200	25,203
Prepaid expenses and other current assets	1,092,616	1,191,445
Total current assets	26,064,584	26,073,673
Property and equipment - net	2,039,777	1,832,187
Operating lease right-of-use assets	4,261,709	-
Intangible assets - net	6,165,273	6,634,003
Goodwill	12,633,696	12,593,795
Other assets	392,642	489,703
TOTAL ASSETS	$51,557,681	$47,623,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,904,181	$2,438,267
Accrued compensation	1,999,001	1,731,063
Accrued expenses	2,450,523	1,589,009
Deferred rent (current portion)	-	90,657
Operating lease liability (current portion)	1,962,064	-
Deferred revenue (current portion)	16,439	25,355
Accrued liability to related party	663	10,663
Notes payable (current portion)	383,691	277,776
Contingent consideration	-	526,432
Dividend payable	1,586,528	1,468,724
Total current liabilities	11,303,090	8,157,946
Notes payable	121,511	222,400
Deferred rent	-	189,366
Operating lease liability	2,501,112	-
Deferred revenue	16,308	18,949
Deferred tax liability	198,931	164,346
Total liabilities	14,140,952	8,753,007
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 and 4,000,000 shares at September 30, 2019 and December 31, 2018, respectively; issued and outstanding 2,307,633 and 2,136,289 shares at September 30, 2019 and December 31, 2018, respectively	2,308	2,136
Common stock, $0.001 par value - authorized 29,000,000 and 19,000,000 shares at September 30, 2019 and December 31, 2018, respectively; issued 12,953,122 and 12,570,557 shares at September 30, 2019 and December 31, 2018, respectively; outstanding 12,212,323 and 11,829,758 shares at September 30, 2019 and December 31, 2018, respectively	12,953	12,571
Additional paid-in capital	64,743,714	65,142,460
Accumulated deficit	(25,407,952)	(24,203,745)
Accumulated other comprehensive loss	(1,272,294)	(1,421,068)
Less: 740,799 common shares held in treasury, at cost at September 30, 2019 and December 31, 2018	(662,000)	(662,000)
Total shareholders’ equity	37,416,729	38,870,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,557,681	$47,623,361

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET REVENUE	$16,851,328	$17,044,526	$48,681,038	$34,034,788
OPERATING EXPENSES:
Direct operating costs	10,535,629	12,123,907	31,779,564	20,941,535
Selling and marketing	347,568	461,512	1,091,524	1,169,583
General and administrative	4,451,975	5,131,295	13,757,805	10,786,234
Research and development	175,758	263,717	648,822	768,517
Change in contingent consideration	(279,565)	25,473	(343,768)	68,253
Depreciation and amortization	814,210	822,098	2,407,111	1,972,565
Restructuring and impairment charges	136,332	-	136,332	-
Total operating expenses	16,181,907	18,828,002	49,477,390	35,706,687
OPERATING INCOME (LOSS)	669,421	(1,783,476)	(796,352)	(1,671,899)
OTHER:
Interest income	57,272	24,544	202,969	59,768
Interest expense	(88,925)	(104,872)	(284,883)	(253,120)
Other (expense) income - net	(688,342)	(218,721)	(224,151)	151,242
LOSS BEFORE INCOME TAXES	(50,574)	(2,082,525)	(1,102,417)	(1,714,009)
Income tax provision (benefit)	86,970	(250,072)	101,790	(151,872)
NET LOSS	$(137,544)	$(1,832,453)	$(1,204,207)	$(1,562,137)

Preferred stock dividend	1,602,833	1,056,214	4,582,239	3,080,263
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,740,377)	$(2,888,667)	$(5,786,446)	$(4,642,400)

Net loss per common share: basic and diluted	$(0.14)	$(0.25)	$(0.48)	$(0.40)
Weighted-average common shares used to compute basic and diluted loss per share	12,146,110	11,770,178	12,038,819	11,684,659

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET LOSS	$(137,544)	$(1,832,453)	$(1,204,207)	$(1,562,137)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	701,992	175,032	148,774	(255,372)
COMPREHENSIVE INCOME (LOSS)	$564,448	$(1,657,421)	$(1,055,433)	$(1,817,509)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - December 31, 2018	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(295,691)	-	-	(295,691)
Foreign currency translation adjustment	-	-	-	-	-	-	209,345	-	209,345
Issuance of stock under the equity incentive plan	26,160	26	179,984	180	(206)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	523,556	-	-	-	523,556
Tax withholding obligations on stock issued to employees	-	-	-	-	(800,271)	-	-	-	(800,271)
Preferred stock dividends	-	-	-	-	(1,492,700)	-	-	-	(1,492,700)
Balance - March 31, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593

Net loss	-	-	-	-	-	(770,972)	-	-	(770,972)
Foreign currency translation adjustment	-	-	-	-	-	-	(762,563)	-	(762,563)
Issuance of stock under the equity incentive plan	-	-	18,500	18	(18)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	473,387	-	-	-	473,387
Tax withholding obligations on stock issued to employees	-	-	-	-	(58,536)	-	-	-	(58,536)
Preferred stock dividends	-	-	-	-	(1,486,706)	-	-	-	(1,486,706)
Balance - June 30, 2019	2,162,449	$2,162	12,769,041	$12,769	$62,300,966	$(25,270,408)	$(1,974,286)	$(662,000)	$34,409,203

Net loss	-	-	-	-	-	(137,544)	-	-	(137,544)
Foreign currency translation adjustment	-	-	-	-	-	-	701,992	-	701,992
Issuance of stock under the equity incentive plan	-	-	184,081	184	(184)	-	-	-	-
Issuance of preferred stock, net of fees and expenses	145,184	146	-	-	3,718,960	-	-	-	3,719,106
Stock-based compensation, net of cash settlements	-	-	-	-	326,803	-	-	-	326,803
Preferred stock dividends	-	-	-	-	(1,602,831)	-	-	-	(1,602,831)
Balance - September 30, 2019	2,307,633	$2,308	12,953,122	$12,953	$64,743,714	$(25,407,952)	$(1,272,294)	$(662,000)	$37,416,729

Balance - December 31, 2017 before adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance - January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net income	-	-	-	-	-	75,036	-	-	75,036
Foreign currency translation adjustment	-	-	-	-	-	-	(203,146)	-	(203,146)
Issuance of stock under the equity incentive plan	29,550	29	134,583	134	(163)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	112,090	-	-	-	112,090
Tax withholding obligations on stock issued to employees	-	-	-	-	(226,250)	-	-	-	(226,250)
Preferred stock dividends	-	-	-	-	(775,332)	-	-	-	(775,332)
Balance - March 31, 2018	1,116,289	$1,116	12,405,973	$12,406	$44,239,862	$(21,990,229)	$(924,216)	$(662,000)	$20,676,939

Net income	-	-	-	-	-	195,280	-	-	195,280
Foreign currency translation adjustment	-	-	-	-	-	-	(227,258)	-	(227,258)
Stock-based compensation, net of cash settlements	-	-	-	-	364,710	-	-	-	364,710
Issuance of preferred stock, net of fees and expenses	420,000	420	-	-	9,354,490	-	-	-	9,354,910
Preferred stock dividends	-	-	-	-	(1,248,717)	-	-	-	(1,248,717)
Balance - June 30, 2018	1,536,289	$1,536	12,405,973	$12,406	$52,710,345	$(21,794,949)	$(1,151,474)	$(662,000)	$29,115,864

Net loss	-	-	-	-	-	(1,832,453)	-	-	(1,832,453)
Foreign currency translation adjustment	-	-	-	-	-	-	175,032	-	175,032
Issuance of stock under the equity incentive plan	-	-	164,584	165	(165)	-	-	-	-
Common stock warrants issued	-	-	-	-	101,989	-	-	-	101,989
Stock-based compensation, net of cash settlements	-	-	-	-	881,605	-	-	-	881,605
Tax withholding obligations on stock issued to employees	-	-	-	-	(119,250)	-	-	-	(119,250)
Preferred stock dividends	-	-	-	-	(1,056,214)	-	-	-	(1,056,214)
Balance - September 30, 2018	1,536,289	$1,536	12,570,557	$12,571	$52,518,310	$(23,627,402)	$(976,442)	$(662,000)	$27,266,573

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,204,207)	$(1,562,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,457,183	2,015,508
Deferred rent	-	(49,608)
Lease amortization	1,440,066	-
Deferred revenue	(11,557)	(40,873)
Provision for doubtful accounts	105,315	261,541
Provision (benefit) for deferred income taxes	34,585	(187,072)
Foreign exchange loss (gain)	408,057	(105,418)
Interest accretion	381,827	143,030
Gain on sale of assets	(26,213)	-
Stock-based compensation expense	2,324,799	1,523,682
Change in contingent consideration	(343,768)	68,253
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(126,542)	901,683
Contract asset	51,607	(464,470)
Inventory	69,137	(148,858)
Other assets	(108,080)	(24,869)
Accounts payable and other liabilities	(698,408)	2,418,110
Net cash provided by operating activities	4,753,801	4,748,502
INVESTING ACTIVITIES:
Capital expenditures, net	(1,326,650)	(743,115)
Cash paid for acquisitions	(1,600,000)	(12,600,000)
Net cash used in investing activities	(2,926,650)	(13,343,115)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of fees and expenses	3,719,106	9,354,910
Preferred stock dividends paid	(4,464,435)	(2,771,192)
Settlement of tax withholding obligations on stock issued to employees	(1,320,650)	(333,007)
Proceeds from line of credit	-	6,625,000
Repayments of line of credit	-	(6,625,000)
Repayments of notes payable, net	(290,164)	(329,426)
Contingent consideration payments	(182,664)	(111,495)
Other financing activities	-	(33,150)
Net cash (used in) provided by financing activities	(2,538,807)	5,776,640
EFFECT OF EXCHANGE RATE CHANGES ON CASH	226,370	(284,685)
NET DECREASE IN CASH	(485,286)	(3,102,658)
CASH - beginning of the period	14,472,483	4,362,232
CASH - end of the period	$13,987,197	$1,259,574
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$24,909	$90,284
Dividends declared, not paid	$1,586,528	$1,056,218
Purchase of prepaid insurance through assumption of note	$301,359	$271,248
Warrants issued	$-	$101,989
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$95,822	$29,673
Interest	$46,089	$45,083

See notes to condensed consolidated financial statements.

MTBC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

We adopted the standard on January 1, 2019 using the optional transition adjustment method. As part of the adoption of ASC 842, we performed an assessment of the impact that the new lease recognition standard has on the condensed consolidated financial statements. All of our leases, which consist of facility and equipment leases, have been classified as operating leases. The Company does not have any financing leases. We adopted the requirements of the new standard without restating the prior periods. There was no impact to the accumulated deficit as of the date of adoption. For leases in place at the transition date, we adopted the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

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

Revenue earned from the clients obtained from the ETM acquisition was approximately $1.7 million and $3.7 million, respectively during the three and nine months ended September 30, 2019.

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

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents condensed consolidated results of operations as if the Orion and ETM acquisitions occurred on January 1, 2018. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $19.1 million of additional revenue recorded by Orion and approximately $9.3 million of additional revenue recorded by ETM for the nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands except per share amounts)
Total revenue	$16,851	$19,807	$50,748	$62,416
Net loss	$(84)	$(4,008)	$(2,752)	$(9,961)
Net loss attributable to common shareholders	$(1,686)	$(5,064)	$(7,334)	$(13,041)
Net loss per common share	$(0.14)	$(0.43)	$(0.61)	$(1.12)

4.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Beginning gross balance	$12,593,795	$12,263,943
Acquisitions	39,901	329,852
Ending gross balance	$12,633,696	$12,593,795

Of the total goodwill, approximately $90,000 is allocated to the Practice Management segment and the balance is allocated to the Healthcare IT segment.

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Contracts and relationships acquired	$23,597,300	$22,741,300
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,852,852	1,477,059
Total intangible assets	26,686,529	25,454,736
Less: Accumulated amortization	20,521,256	18,820,733
Intangible assets - net	$6,165,273	$6,634,003

Amortization expense was approximately $1.7 million and $1.5 million for the nine months ended September 30, 2019 and 2018 and approximately $577,000 and $633,000 for the three months ended September 30, 2019 and 2018, respectively. The weighted-average amortization period is currently seven years.

As of September 30, 2019, future amortization scheduled to be expensed is as follows:

Years ending
December 31
2019 (three months)	$387,892
2020	1,380,325
2021	1,235,554
2022	872,973
2023	338,529
Thereafter	1,950,000
Total	$6,165,273

5.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted:
Net loss attributable to common shareholders	$(1,740,377)	$(2,888,667)	$(5,786,446)	$(4,642,400)
Weighted-average common shares used to compute basic and diluted loss per share	12,146,110	11,770,178	12,038,819	11,684,659
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.14)	$(0.25)	$(0.48)	$(0.40)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”) and the 153,489 warrants granted to Silicon Valley Bank (“SVB”) have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6.	Debt

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. Nothing was drawn on this line of credit as of December 31, 2018 or September 30, 2019. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six years terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.52% based on the annual renewal.

7.	leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheet as of September 30, 2019. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the three months ended September 30, 2019, a lease impairment of approximately $87,000 was recorded since the Company is no longer using one of its leased facilities and is currently in the process of subleasing the space. Restructuring charges of approximately $49,000 were recorded in the three months ended September 30, 2019 which represent the remaining lease costs for another leased facility that was closed and the employees were transferred to another Company facility.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of September 30, 2019, we had 32 leased properties, five in Practice Management and 27 in Healthcare IT, with remaining terms ranging from less than one year to four years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$572,516	$1,677,137
Short-term lease cost	51,353	189,329
Variable lease cost	6,873	25,906
Total- net lease cost	$630,742	$1,892,372

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2019 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases:
Operating lease ROU assets, net	$4,261,709

Current operating lease liabilities	$1,962,064
Non-current operating lease liabilities	2,501,112
Total operating lease liabilities	$4,463,176

Operating leases:
ROU assets, gross	$5,760,741
Asset lease expense	(1,440,066)
Foreign exchange loss	(58,966)
ROU assets, net	$4,261,709

Weighted average remaining lease term (in years):
Operating leases	2.55
Weighted average discount rate:
Operating leases	7.06%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$611,249	$1,736,133

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of restructuring, impairment and terminations	$(119,052)	$1,514,989

Maturities of lease liabilities are as follows:

Operating leases
2019 (three months)	$642,614
2020	2,050,239
2021	1,407,800
2022	572,984
2023	153,330
2024	4,226
Total lease payments	4,831,193
Less: imputed interest	(368,017)
Total lease obligations	4,463,176
Less: current obligations	(1,962,064)
Long-term lease obligations	$2,501,112

As of September 30, 2019, we have one operating lease commitment with a six year term that commences on January 1, 2020 aggregating approximately $1.2 million.

Disclosures related to periods prior to adoption of ASC 842:

Operating lease rent expense was approximately $591,000 and $1.0 million for the three and nine months ended September 30, 2018, respectively. Month-to-month leases and cancellable leases are not included in the table below. Certain leases are maintained on a month-to-month basis. This includes leases for the US corporate facility and other locations with the Executive Chairman (see Note 9). As of December 31, 2018, future lease payment obligations under non-cancellable operating leases were as follows:

Operating leases
2019	$932,068
2020	715,059
2021	510,927
2022	412,585
2023	91,797
Total	$2,662,436

8.	Commitments and Contingencies

Legal Proceedings — On April 4, 2017, Randolph Pain Relief and Wellness Center (“RPRWC”) filed an arbitration demand with the American Arbitration Association (the “Arbitration”) seeking to arbitrate claims against MTBC, Inc. (“MTBC”) and MTBC Acquisition Corp. (“MAC”). The claims relate solely to services provided by Millennium Practice Management Associates, Inc. (“MPMA”), a subsidiary of MediGain, LLC, pursuant to a billing services agreement that contains an arbitration provision. MTBC and MAC jointly moved in the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) to enjoin the Arbitration on the grounds that neither were a party to the billing services agreement. On May 30, 2018, the Chancery Court denied that motion and MTBC and MAC appealed. The Chancery Court ordered the Arbitration stayed pending the appeal.

On April 23, 2019, the Appellate Division reversed the Chancery Court’s ruling that MTBC is required to participate in the Arbitration and remanded the case for further proceedings before the Chancery Court on that issue. The Appellate Division upheld the Chancery Court’s ruling that MAC was required to participate in the Arbitration. Discovery is currently ongoing in the remanded matter.

RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. RPRWC’s breach of contract and compensatory damages claims have not been the subject of the ongoing court proceedings, which have focused solely on whether RPRWC can compel MTBC and MAC to arbitrate its claim. Thus, RPRWC has not yet provided MTBC and MAC with information sufficient to enable them to estimate a range of possible losses that may arise from the Arbitration. If MTBC is compelled to arbitrate RPRWC’s claims it plans to mount a vigorous defense. Likewise, MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MTBC and MAC anticipate the award would be substantially less than the amount claimed.

9.	Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $14,000 and $15,000 for the nine months ended September 30, 2019 and 2018, and $5,000 and $6,000 for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018, the receivable balance due from this customer was approximately $2,000 and $1,600, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $86,000 and $96,000 for the nine month periods ended September 30, 2019 and 2018, and $32,000 for both the three months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, the Company had a liability outstanding to KAI of approximately $1,000 and $11,000, respectively, which is included in accrued liability to related party in the condensed consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019 or March 31, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at September 30, 2019.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the nine months ended September 30, 2019 and 2018 was approximately $144,000 and $141,000, respectively, and for three months ended September 30, 2019 and 2018 was approximately $47,000 and $46,000, respectively and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the three months ended September 30, 2019, the Company spent approximately $37,000 to upgrade one of the leased facilities. The Company estimates it will spend approximately an additional $21,000 to upgrade the facility in the following quarter. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 and $25,000 as of September 30, 2019 and December 31, 2018, respectively.

Included in the ROU asset at September 30, 2019 is approximately $505,000 applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2019 is approximately $281,000 and $230,000, respectively applicable to the related party leases.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Healthcare IT:
Revenue cycle management services	$10,808,438	$11,695,675	$32,798,563	$26,954,715
Professional services	376,189	532,763	1,094,960	717,031
Ancillary services	873,841	530,285	2,303,118	1,092,376
Group purchasing services	295,850	477,168	700,963	477,168
Printing and mailing services	436,735	335,999	1,186,834	985,522
Clearinghouse and EDI services	146,989	158,214	433,923	493,554
Practice Management:
Practice management services	3,913,286	3,314,422	10,162,677	3,314,422
Total	$16,851,328	$17,044,526	$48,681,038	$34,034,788

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

Other revenue streams:

MTBC also provides implementation and professional services to certain customers and records revenue monthly on a time and materials or a fixed rate basis. The performance obligation is satisfied over time as the implementation or professional services are rendered.

Ancillary services represent services such as coding, credentialing and transcription that are rendered in connection with the delivery of revenue cycle management and related medical services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual coding, credentialing or transcription transaction processed represents a performance obligation, which is satisfied over time as that individual service is rendered.

The Company provides group purchasing services which enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Referral fees from the pharmaceutical companies are paid to MTBC either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

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

Information about contract balances:

The contract asset in the condensed consolidated balance sheets represents the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of September 30, 2019, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $2.0 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $700,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $2.7 million and $2.5 million as of September 30, 2019 and September 30, 2018, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the nine months ended September 30, 2019 and 2018:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
ETM acquisition	-	139,169	-	-
Increase (decrease), net	568,604	(51,607)	(8,916)	(2,641)
Balance as of September 30, 2019	$7,900,078	$2,696,193	$16,439	$16,308
Balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
Orion acquisition	5,727,618	673,317	-	-
(Decrease) increase, net	(1,163,224)	464,470	(31,890)	(8,983)
Balance as of September 30, 2018	$8,443,857	$2,480,479	$30,214	$19,632

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $44,000 and $108,000 at September 30, 2019 and 2018, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted its Equity Incentive Plan (the “Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During April 2017, the Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. During June 2018, the Company’s shareholders approved the addition of 200,000 preferred shares to the Plan for future grants. As of September 30, 2019, 398,404 shares of common stock and 138,400 shares of Series A Preferred Stock are available for grant under the Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The common stock equity-based RSUs contain a common provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Series A Preferred Stock upon a change in control.

Common and preferred stock RSUs

In February 2019, the Compensation Committee approved executive bonuses to be paid in shares of Series A Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2019. The actual amount will be settled in early 2020 based on the achievement of the specified criteria. For the three and nine months ended September 30, 2019, an expense of approximately $301,000 and $904,000, respectively, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the nine months ended September 30, 2019:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	176,000	44,000
Vested	(581,065)	(44,800)
Forfeited	(26,614)	-
Outstanding and unvested shares at September 30, 2019	497,668	44,000

Of the total outstanding and unvested common stock RSUs at September 30, 2019, 464,335 RSUs are classified as equity and 33,333 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $550,000 and $118,000 at September 30, 2019 and December 31, 2018, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

Stock-based compensation included in the condensed consolidated statements of operations:	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct operating costs	$49,590	$39,703	$146,448	$49,562
General and administrative	693,138	935,159	2,100,609	1,457,759
Research and development	9,044	8,208	18,878	13,152
Selling and marketing	22,839	3,209	58,864	3,209
Total stock-based compensation expense	$774,611	$986,279	$2,324,799	$1,523,682

12.	INCOME TAXES

The income tax expense for the three months ended September 30, 2019 was approximately $87,000, comprised of a current tax expense of $37,000 and deferred tax expense of $50,000. The current and deferred income tax provisions for the nine months ended September 30, 2019 were approximately $67,000 and $35,000, respectively.

The current income tax provision for the three and nine months ended September 30, 2019 and 2018 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision for the three and nine months ended September 30, 2019 and 2018 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of September 30, 2019 and December 31, 2018.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2019, and December 31, 2018, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $526,000 as of December 31, 2018 is a Level 3 liability. The fair value of the contingent consideration at December 31, 2018 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2019	2018
Balance - January 1,	$526,432	$603,411
Change in fair value	(343,768)	68,253
Payments	(182,664)	(111,495)
Balance - September 30,	$-	$560,169

As of September 30, 2019, all contingent consideration liabilities were settled. The change in fair value for the nine months ended September 30, 2019 represents the favorable settlement of the contingent consideration liabilities.

14.	SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management and other services. The Practice Management segment includes the management of three medical practices and starting April 1, 2019, certain practice management services are being provided to a fourth practice. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 20, 2019. The following tables present revenues, operating expenses and operating income (loss) by reportable segment:

	Nine Months Ended September 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$38,518,361	$10,162,677	$-	$48,681,038
Operating expenses:
Direct operating costs	23,912,120	7,867,444	-	31,779,564
Selling and marketing	1,065,750	25,774	-	1,091,524
General and administrative	8,549,122	1,504,506	3,704,177	13,757,805
Research and development	648,822	-	-	648,822
Change in contingent consideration	(343,768)	-	-	(343,768)
Depreciation and amortization	2,170,204	236,907	-	2,407,111
Restructuring and impairment charges	136,332	-	-	136,332
Total operating expenses	36,138,582	9,634,631	3,704,177	49,477,390
Operating income (loss)	$2,379,779	$528,046	$(3,704,177)	$(796,352)

	Three Months Ended September 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$12,938,042	$3,913,286	$-	$16,851,328
Operating expenses:
Direct operating costs	7,508,208	3,027,421	-	10,535,629
Selling and marketing	339,603	7,965	-	347,568
General and administrative	2,791,573	548,746	1,111,656	4,451,975
Research and development	175,758	-	-	175,758
Change in contingent consideration	(279,565)	-	-	(279,565)
Depreciation and amortization	735,133	79,077	-	814,210
Restructuring and impairment charges	136,332	-	-	136,332
Total operating expenses	11,407,042	3,663,209	1,111,656	16,181,907
Operating income (loss)	$1,531,000	$250,077	$(1,111,656)	$669,421

	Nine Months Ended September 30, 2018
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$30,720,367	$3,314,421	$-	$34,034,788
Operating expenses:
Direct operating costs	18,303,270	2,638,265	-	20,941,535
Selling and marketing	1,159,943	9,640	-	1,169,583
General and administrative	6,591,165	552,514	3,642,555	10,786,234
Research and development	768,517	-	-	768,517
Change in contingent consideration	68,253	-	-	68,253
Depreciation and amortization	1,890,809	81,756	-	1,972,565
Total operating expenses	28,781,957	3,282,175	3,642,555	35,706,687
Operating income (loss)	$1,938,410	$32,246	$(3,642,555)	$(1,671,899)

	Three Months Ended September 30, 2018
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$13,730,105	$3,314,421	$-	$17,044,526
Operating expenses:
Direct operating costs	9,485,642	2,638,265	-	12,123,907
Selling and marketing	451,872	9,640	-	461,512
General and administrative	2,730,595	552,514	1,848,186	5,131,295
Research and development	263,717	-	-	263,717
Change in contingent consideration	25,473	-	-	25,473
Depreciation and amortization	740,342	81,756	-	822,098
Total operating expenses	13,697,641	3,282,175	1,848,186	18,828,002
Operating income (loss)	$32,464	$32,246	$(1,848,186)	$(1,783,476)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

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

Healthcare IT:

●	Revenue cycle management (“RCM”) services;

○	Proprietary, healthcare IT solutions, which are part of our RCM services, including:

■	Electronic health records,
■	Practice management software and related tools,
■	Mobile Health (“mHealth”) solutions,
■	Healthcare claims clearinghouse, and
■	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Group purchasing services.

Practice Management:

●	Comprehensive practice management services.

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

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 14% and 24% of total expenses for the nine months ended September 30, 2019 and 2018, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 78% and 79% for the nine months ended September 30, 2019 and 2018). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax (benefit) expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Restructuring and impairment charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net revenue	$16,851	$17,045	$48,681	$34,035

GAAP net loss	(138)	(1,832)	(1,204)	(1,562)

Provision (benefit) for income taxes	87	(250)	102	(152)
Net interest expense	32	80	82	193
Foreign exchange loss (gain) / other expense	704	227	408	(105)
Stock-based compensation expense	775	987	2,325	1,524
Depreciation and amortization	814	822	2,407	1,973
Transaction and integration costs	464	806	1,403	1,457
Restructuring and impairment charges	136	-	136	-
Change in contingent consideration	(280)	25	(344)	68
Adjusted EBITDA	$2,594	$865	$5,315	$3,396

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Restructuring and impairment charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Net revenue	$16,851	$17,045	$48,681	$34,035

GAAP net loss	(138)	(1,832)	(1,204)	(1,562)
Provision (benefit) for income taxes	87	(250)	102	(152)
Net interest expense	32	80	82	193
Other expense (income) - net	688	219	224	(151)
GAAP operating income (loss)	669	(1,783)	(796)	(1,672)
GAAP operating margin	4.0%	(10.5% )	(1.6% )	(4.9% )

Stock-based compensation expense	775	987	2,325	1,524
Amortization of purchased intangible assets	512	559	1,549	1,257
Transaction and integration costs	464	806	1,403	1,457
Restructuring and impairment charges	136	-	136	-
Change in contingent consideration	(280)	25	(344)	68
Non-GAAP adjusted operating income	$2,276	$594	$4,273	$2,634
Non-GAAP adjusted operating margin	13.5%	3.5%	8.8%	7.7%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Restructuring and impairment charges;
●	Changes in contingent consideration; and
●	Income tax (benefit) expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in thousands except for per share amounts)
GAAP net loss	$(138)	$(1,832)	$(1,204)	$(1,562)

Foreign exchange loss (gain) / other expense	704	227	408	(105)
Stock-based compensation expense	775	987	2,325	1,524
Amortization of purchased intangible assets	512	559	1,549	1,257
Transaction and integration costs	464	806	1,403	1,457
Restructuring and impairment charges	136	-	136	-
Change in contingent consideration	(280)	25	(344)	68
Income tax expense (benefit) related to goodwill	45	(265)	30	(187)
Non-GAAP adjusted net income	$2,218	$507	$4,303	$2,452

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net loss attributable to common shareholders, per share	$(0.14)	$(0.25)	$(0.48)	$(0.40)
Impact of preferred stock dividend	0.13	0.10	0.38	0.27
Net loss per end-of-period share	(0.01)	(0.15)	(0.10)	(0.13)

Foreign exchange loss (gain) / other expense	0.06	0.02	0.03	(0.01)
Stock-based compensation expense	0.06	0.08	0.19	0.13
Amortization of purchased intangible assets	0.04	0.04	0.13	0.11
Transaction and integration costs	0.04	0.07	0.11	0.12
Restructuring and impairment charges	0.01	-	0.01	-
Change in contingent consideration	(0.02)	0.00	(0.03)	0.01
Income tax expense (benefit) related to goodwill	0.00	(0.02)	0.00	(0.02)
Non-GAAP adjusted net income per share	$0.18	$0.04	$0.35	$0.21

End-of-period shares	12,212,323	11,829,758	12,212,323	11,829,758

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of September 30, 2019 and 2018. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of September 30, 2019, we provided services to an estimated universe of more than 11,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,800 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of September 30, 2018, we served approximately more than 11,000 providers representing approximately 1,800 practices. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. All of these services are considered revenue cycle management revenue. These services accounted for approximately 64% and 69% of our revenues during the three months ended September 30, 2019 and 2018, respectively, and 67% and 79% for nine months ended September 30, 2019 and 2018, respectively. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 13% and 12% of revenues for the three months ended September 30, 2019 and 2018, respectively, and 12% and 11% of the revenues for the nine months ended September 30, 2019 and 2018, respectively.

As a result primarily of the Orion acquisition, we earned approximately 23% and 19% of our revenue from practice management services during the three months ended September 30, 2019 and 2018, respectively, and approximately 21% and 10% for the nine months ended September 30, 2019 and 2018, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment.

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

Restructuring and Impairment Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were moved to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. The Company is marketing the facility for sublease.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our working capital line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2019 and December 31, 2018.

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

Except for the adoption of FASB ASC Topic 842, Leases, discussed below, there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases:

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheet at September 30, 2019. The Company does not have any finance leases.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	62.5%	71.1%	65.3%	61.5%
Selling and marketing	2.1%	2.7%	2.2%	3.4%
General and administrative	26.4%	30.1%	28.3%	31.7%
Research and development	1.0%	1.5%	1.3%	2.3%
Change in contingent consideration	(1.7%)	0.1%	(0.7%)	0.2%
Depreciation and amortization	4.8%	4.8%	4.9%	5.8%
Restructuring charges	0.8%	0.0%	0.3%	0.0%
Total operating expenses	95.9%	110.3%	101.6%	104.9%

Operating income (loss)	4.1%	(10.3%)	(1.6%)	(4.9%)

Interest expense - net	0.2%	0.5%	0.2%	0.6%
Other (expense) income - net	(4.1%)	(1.3%)	(0.5%)	0.4%
Loss before income taxes	(0.2%)	(12.1%)	(2.3%)	(5.1%)
Income tax provision (benefit)	0.5%	(1.5%)	0.2%	(0.4%)
Net loss	(0.7%)	(10.6%)	(2.5%)	(4.7%)

Comparison of the three and nine months ended September 30, 2019 and 2018

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Net revenue	$16,851,328	$17,044,526	$(193,198)	(1%)	$48,681,038	$34,034,788	$14,646,250	43%

Revenue. Total revenue of $16.9 million for the three months ended September 30, 2019 decreased by $193,000 or 1% from revenue of $17.0 million for the three months ended September 30, 2018. Total revenue of $48.7 million for the nine months ended September 30, 2019 increased by $14.6 million or 43% from revenue of $34 million for the nine months ended September 30, 2018. Revenue for the three and nine months ended September 30, 2019 includes approximately $9.1 million and $26.0 million respectively, from customers acquired in the Orion and ETM acquisitions. Revenue for the three and nine months ended September 30, 2019 includes $12.6 million and $37.8 million respectively, relating to RCM clients and other revenue streams, $3.9 million and $10.1 million respectively, for practice management services and $296,000 and $701,000 respectively, related to group purchasing services.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Direct operating costs	$10,535,629	$12,123,907	$(1,588,278)	(13%)	$31,779,564	$20,941,535	$10,838,029	52%
Selling and marketing	347,568	461,512	(113,944)	(25%)	1,091,524	1,169,583	(78,059)	(7%)
General and administrative	4,451,975	5,131,295	(679,320)	(13%)	13,757,805	10,786,234	2,971,571	28%
Research and development	175,758	263,717	(87,959)	(33%)	648,822	768,517	(119,695)	(16%)
Change in contingent consideration	(279,565)	25,473	(305,038)	(1,197%)	(343,768)	68,253	(412,021)	(604%)
Depreciation	237,574	188,893	48,681	26%	668,916	484,881	184,035	38%
Amortization	576,636	633,205	(56,569)	(9%)	1,738,195	1,487,684	250,511	17%
Resturcturing and impairment charges	136,332	-	136,332	100%	136,332	-	136,332	100%
Total operating expenses	$16,181,907	$18,828,002	$(2,646,095)	(14%)	$49,477,390	$35,706,687	$13,770,703	39%

Direct Operating Costs. Direct operating costs of $10.5 million and $31.8 million for the three and nine months ended September 30, 2019 decreased by $1.6 million or 13% and increased by $10.8 million or 52% from direct operating costs of $12.1 million and $20.9 million for the three and nine months ended September 30, 2018, respectively. During the three months ended September 30, 2019, salary costs decreased by $697,000 and outsourcing and processing costs decreased by $1.1 million. During the nine months ended September 30, 2019, salary costs increased by $5.8 million and outsourcing and processing costs increased by $838,000. Facility costs decreased by $8,000 for the three months ended September 30, 2019 and increased by $960,000 for the nine months ended September 30, 2019. Medical supplies for the managed practices increased by $196,000 and $2.6 million for the three and nine months ended September 30, 2019, respectively. Postage and delivery costs increased by $39,000 and $284,000, respectively for the three and nine months ended September 30, 2019. The increase in the costs for the three and nine months ended September 30, 2019 were primarily related to the Orion and Etransmedia acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $348,000 and $1.1 million for the three and nine months ended September 30, 2019 decreased by $114,000 or 25% and by $78,000 or 7% from selling and marketing expense of $462,000 and $1.2 million for the three and nine months ended September 30, 2018, respectively.

General and Administrative Expense. General and administrative expense of $4.5 million and $13.8 million for the three and nine months ended September 30, 2019 decreased by $679,000 or 13% and increased by $3.0 million or 28% compared to the same period in 2018. The increase in general and administrative expense for the nine months ended September 30, 2019 was primarily related to additional salaries, facility costs and professional fees as a result of the Orion and Etransmedia acquisitions. The decrease in general and administrative expense for the three months ended September 30, 2019 was primarily due to a reduction in headcount subsequent to the acquisitions.

Research and Development Expense. Research and development expense of $176,000 and $649,000 for the three and nine months ended September 30, 2019 decreased by $88,000 and $120,000 from research and development expense of $264,000 and $769,000 for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, the Company capitalized approximately $194,000 and $372,000 respectively of development costs in connection with its internal-use software.

Contingent Consideration. The change in contingent consideration of $412,000 for the nine months ended September 30, 2019 when compared to nine months ended September 30, 2018, was due to favorable settlements of the amount due to the owners of companies previously acquired.

Depreciation. Depreciation of $238,000 and $669,000 for the three and nine months ended September 30, 2019 increased by $49,000 or 26% and $184,000 or 38% from depreciation of $189,000 and $485,000 for the three and nine months ended September 30, 2018, respectively, primarily due to additional purchases and the property and equipment acquired as part of the Orion and ETM acquisitions.

Amortization Expense. Amortization expense of $577,000 and $1.7 million for the three and nine months ended September 30, 2019, respectively, decreased by $57,000 or 9% and increased by $251,000 or 17% from amortization expense of $633,000 and $1.5 million for the three and nine months ended September 30, 2018, respectively. The increase for the nine months ended September 30, 2019 was primarily related to the intangible assets acquired from the Orion and Etransmedia acquisitions. The decrease in amortization expense for the three months ended September 30, 2019 was due to intangibles related to the Company’s previous acquisitions becoming fully amortized.

Restructuring and Impairment Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were moved to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. The Company is marketing the facility for sublease.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Interest income	$57,272	$24,544	$32,728	133%	$202,969	$59,768	$143,201	240%
Interest expense	(88,925)	(104,872)	15,947	(15%)	(284,883)	(253,120)	(31,763)	13%
Other (expense) income - net	(688,342)	(218,721)	(469,621)	215%	(224,151)	151,242	(375,393)	(248%)
Income tax provision	86,970	(250,072)	337,042	(135%)	101,790	(151,872)	253,662	(167%)

Interest Income. Interest income of $57,000 and $203,000 for the three and nine months ended September 30, 2019 increased by $33,000 or 133% and $143,000 or 240% from interest income of $25,000 and $60,000 for the three and nine months ended September 30, 2018, respectively. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $89,000 and $285,000 for the three and nine months ended September 30, 2019, respectively, decreased by $16,000 or 15% and increased by $32,000 or 13% from interest expense of $105,000 and $253,000 for the three and nine months ended September 30, 2018, respectively. The increase for the nine months ended September 30, 2019 was primarily due to the additional vehicle financing obtained. Interest expense includes the amortization of deferred financing costs, which was $144,000 and $143,000 during the nine months ended September 30, 2019 and 2018, respectively.

Other (Expense) Income - net. Other expense - net was $688,000 and $224,000 for the three and nine months ended September 30, 2019, respectively compared to other expense - net of $219,000 and other income - net of $151,000 for the three and nine months ended September 30, 2018, respectively. Other (expense) income primarily represents foreign currency transaction gains (losses) resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the condensed consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There were $87,000 and $102,000 provisions for income taxes for the three and nine months ended September 30, 2019, respectively, compared to income tax benefits of $250,000 and $152,000 for the three and nine months ended September 30, 2018, respectively. As a result of the Company incurring a tax loss for 2018, which has an indefinite life under the current tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2018. The current income tax provision for the three and nine months ended September 30, 2019 was approximately $37,000 and $67,000, and primarily relates to state minimum taxes and foreign income taxes. Although the Company is forecasting a return to profitability, it has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2019 and 2018.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement. As of September 30, 2019, nothing was drawn on the SVB credit agreement.

During the nine months ended September 30, 2019, there was positive cash flow from operations of approximately $4.8 million and as of September 30, 2019 the Company had approximately $14.0 million in cash, positive working capital of $14.8 million and no bank debt.

During the second quarter of 2019, the Company paid the purchase price of $1.6 million for the ETM acquisition in cash.

During 2018, the Company paid the purchase price of $12.6 million for the Orion acquisition in cash. The Company occasionally utilizes its revolving line of credit with SVB, but, as of September 30, 2019, there was no balance outstanding. SVB doubled the maximum availability on the line from $5 million to $10 million in September 2018. During April 2018, the Company sold 420,000 shares of Series A Preferred Stock and raised net proceeds of approximately $9.4 million. During October 2018, the Company sold 600,000 additional shares of its Series A Preferred Stock raising net proceeds of approximately $13.4 million.

In connection with the Company’s July 2019 Form S-3, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”), relating to the sale of up to $10.0 million of the Company’s Series A Preferred Stock. Under the Sales Agreement, the Company pays B. Riley FBR a commission rate of 3.0% of the gross proceeds from the sale of any shares of Series A Preferred Stock.

Beginning with the quarter ended September 30, 2019, 145,184 shares of the Company’s Series A Preferred Stock were sold pursuant to the Sales Agreement and the net proceeds to the Company from the sale of the Series A Preferred Stock were approximately $3.7 million after deducting commissions paid of approximately $118,000.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$1,440,872	$2,780,897	$4,753,801	$4,748,502
Net cash used in investing activities	(422,430)	(11,966,685)	(2,926,650)	(13,343,115)
Net cash provided by (used in) financing activities	1,719,201	(1,427,406)	(2,538,807)	5,776,640
Effect of exchange rate changes on cash	666,528	150,149	226,370	(284,685)
Net increase (decrease) in cash	$3,404,171	$(10,463,045)	$(485,286)	$(3,102,658)

The loss before income taxes was $51,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively, which included $814,000 and $2.4 million of non-cash depreciation and amortization, respectively. The loss before tax for the three and nine months ended September 30, 2018 was $2.1 million and $1.7 million, respectively, which included $822,000 and $2.0 million of non-cash depreciation and amortization, respectively.

Operating Activities

Cash provided by operating activities was $4.8 million during both the nine months ended September 30, 2019 and September 30, 2018. The decrease in the net loss of $358,000 for the nine months ended September 30, 2019 as compared to the same period in 2018 included the following changes in non-cash items: an increase in depreciation and amortization of $442,000, an decrease in stock based compensation expense of $801,000, a change in the provision (benefit) for deferred income taxes of $222,000 and an increase in interest accretion of $239,000.

The net change in operating assets and liabilities was $3.5 million. Accounts receivable decreased by $127,000 for the nine months ended September 30, 2019, compared with a decrease of $902,000 for the nine months ended September 30, 2018. Accounts payable, accrued compensation and accrued expenses increased by $698,000 for the nine months ended September 30, 2019 compared to a decrease of $2.4 million for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $1.3 million and $743,000 for the nine months ended September 30, 2019 and 2018, respectively. The capital expenditures for the nine months ended September 30, 2019 primarily represented computer equipment purchased for the Pakistan office and $372,000 of capitalized development costs in connection with internal-use software.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2019 was $2.5 million and cash provided by financing activities was $5.8 million for the nine months ended September 30, 2018. Cash used in financing activities during the nine months ended September 30, 2019 included $290,000 of repayments for debt obligations, $4.5 million of preferred stock dividends and $1.3 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash provided by financing activities included $9.4 million of net proceeds from issuing 420,000 shares of Preferred Stock during the nine months ended September 30, 2018 and $3.7 million from issuing Preferred Stock during the nine months ended September 30, 2019. Cash used in financing activities for nine months ended September 30, 2018 included $329,000 of repayment for debt obligations, $2.8 million of preferred stock dividends and $333,000 of tax withholding obligations paid in connection with stock awards issued to employees. There were no bank borrowings or bank debt repayments during the nine months ended September 30, 2019.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of September 30, 2019. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 20, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

*The certifications on Exhibit 32 hereto are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates them by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MTBC, Inc.

November 6, 2019	By:	/s/ Stephen Snyder
Date		Stephen Snyder
Chief Executive Officer

November 6, 2019	By:	/s/ Bill Korn
Date		Bill Korn
Chief Financial Officer

