Form 10-K
period 2019-12-31
MTBC, Inc.
filed 2020-02-28
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-36529

MTBC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	MTBC	Nasdaq Global Market
11% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	MTBCP	Nasdaq Global Market

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $31.4 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Global Market.

At February 27, 2020, the registrant had 12,335,930 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Annual Report on Form 10-K include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of CareCloud Corporation and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and Stephen Snyder as Chief Executive Officer, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I

Item 1. Business

Our Company

MTBC, Inc., (and together with its consolidated subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. These solutions and services include:

●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system;
●	Proprietary healthcare IT solutions, which are bundled with our RCM services, including:

○	Electronic health records (“EHR”), which are easy to use, integrated with our business services or offered as software as a service (“SaaS”) solutions, and allow our healthcare provider clients to reduce paperwork and qualify for incentives;
○	Practice management (“PM”) software and related tools, which support our clients’ day-to-day business operations and workflows;
○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and
○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;

●	Group purchasing services which include our negotiation of discounts with pharmaceutical manufacturers and the extension of those discounts to our physician members;
●	Comprehensive practice management services, which are offered under long-term management service agreements pursuant to which we provide certain practices with the administrative support, facilities, supplies, equipment, marketing, RCM, accounting, and other non-clinical services required to efficiently operate their practices; and
●	Telemedicine, a service which is launching in 2020, will allow our clients to conduct remote office visits with patients and bill for these visits where permissible.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of over 300 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 2,400 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model has allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of MTBC.

During January 2020, the Company, through a merger with its subsidiary, acquired CareCloud Corporation (“CareCloud”), which has developed a highly acclaimed cloud-based platform including EHR, PM and patient experience capabilities. The Company acquired CareCloud on a cash-free, debt-free basis with neutral working capital. The total consideration for the merger paid at closing was $17 million in cash and 760,000 shares of the Company’s 11% Series A Cumulative Redeemable Perpetual Preferred Stock. The merger agreement provides that if CareCloud’s 2020 revenues exceed $36 million, there will be an earn-out payment to the seller equal to such excess, up to $3 million. Additional consideration included warrants to purchase 2,000,000 shares of the Company’s common stock, 1,000,000 of which has an exercise price per share of $7.50 and a term of two years, and the second million of which has an exercise price per share of $10.00 and a term of three years. Of the preferred stock consideration, 160,000 shares of Series A Preferred Stock will be held in escrow for up to 24 months, and an additional 100,000 shares of Series A Preferred Stock will be held in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities.

During April 2019, the Company acquired substantially all of the revenue cycle management business of Etransmedia Technology, Inc. (“ETM”) through MTBC’s wholly owned subsidiary MTBC-Med, Inc. The Company paid $1.6 million in cash for the acquisition.

The ETM acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

During July 2018, the Company acquired substantially all of the revenue cycle management, practice management and group purchasing assets of Orion Healthcorp, Inc. and 13 of its affiliates (together “Orion”). The acquisition was completed through MTBC’s wholly owned subsidiaries, MTBC Health, Inc. and MTBC Practice Management, Corp. The Company paid $12.6 million in cash for the acquisition. This acquisition expanded the scope of our offerings to include additional niche hospital solutions, a service that negotiates vaccine discounts with pharmaceutical manufacturers and then extends those vaccine discounts to its physician members, and a service that provides end-to-end practice management services to physician practices under multi-decade management service agreements.

Adoption of our RCM solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry. We estimate that as of December 31, 2019, we provided services to approximately 10,500 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 1,800 independent medical practices and hospitals, representing 86 specialties and subspecialties in 46 states. In addition, we served approximately 200 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based in part upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to community hospitals. Our customer, that generates the largest revenue for us, has over 1,800 providers of physical, occupational and speech therapy services to patients in multiple states.

On July 23, 2014, the Company completed its initial public offering (“IPO”) of common stock. The Company sold approximately four million shares at a price of $5.00 per share to the public.

In November 2015, the Company completed a public offering of its 11% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock” or “Series A Preferred Stock”). The Company sold 231,616 shares at a price of $25.00 per share and received net proceeds of approximately $4.7 million. In July 2016, the Company sold an additional 63,040 shares of Preferred Stock and received net proceeds of approximately $1.3 million. In 2017, the Company raised a total of $16.4 million in net proceeds from a series of additional offerings totaling approximately 765,000 shares of Preferred Stock, all at $25.00 per share. In May 2017, the Company completed a registered direct offering of one million shares of its common stock at $2.30 per share, raising net proceeds of approximately $2.0 million. During 2018, the Company issued 1,020,000 shares of Preferred Stock and received net proceeds of approximately $22.8 million. During 2019, the Company issued 373,000 shares of Preferred Stock and received net proceeds, after fees and expenses, of approximately $9.6 million.

On February 6, 2019, the Company’s Board of Directors approved an amendment to our Articles of Incorporation to change the Company’s name to MTBC, Inc.

Employees

Including the employees of our subsidiaries, as of December 2019, the Company employed approximately 2,700 people worldwide on a full-time basis. We also utilize the services of a small number of part time employees. In addition, all officers of the Company work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase, our operating requirements warrant such hiring, or we are hiring for specific functions where we place additional emphasis, such as marketing and sales.

Our Growth Strategy

The Healthcare IT service industry is highly fragmented, with many local and regional RCM companies serving small medical practices and hospitals. We believe that the industry is ripe for consolidation and that we can achieve significant growth organically and through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies to meet the growing technology and business service needs of healthcare providers without a significant investment in an information technology infrastructure. Since the Company went public in July 2014, we have acquired substantially all of the assets of 15 RCM companies. Although the specific arrangements have varied with each transaction, typical arrangements include a discounted price, consideration which is sometimes tied to revenues from the customer relationships acquired, and structuring the acquisition as an asset purchase so as to limit our liability. We typically leverage our technology and our cost-effective offshore team to reduce costs promptly after the transaction closes, although there will be initial costs associated with the integration of the acquired business with our existing operations.

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

During 2018, we completed our acquisition of Orion, adding approximately $29 million and $17.8 million of revenue for the years ended December 31, 2019 and 2018, respectively. In addition to revenue cycle management, after the Orion acquisition we earned approximately 21% and 19% of our revenue from practice management services for the years ended December 31, 2019 and 2018, respectively, which represents fees based on our actual costs plus a percentage of the operating profit. We also earned approximately 2% of our revenue from group purchasing services for both the years ended December 31, 2019 and 2018.

During January 2020, we completed our acquisition of CareCloud, which is our largest acquisition to date. CareCloud offers software services for PM, electronic health records and patient experience management on a SaaS basis and also offers RCM services to a portion of its clients.

Industry Overview

In December 2019, Healthcare Finance reported that healthcare spending in the U.S. hit a high-water mark of $3.6 trillion, rising at a rate of 4.6%. They reported that nearly 60% of the total cost goes toward hospitals, physicians and clinical services. The Centers for Medicare and Medicaid Services (“CMS”) also projected that U.S healthcare spending will grow 5.7% annually on average during years 2020 through 2027, reaching $6.0 trillion by 2027. CMS also projected that health spending will grow 0.8% faster than gross domestic product (“GDP”) annually during the years 2020 through 2027; and as a result, the healthcare share of GDP is expected to rise from 17.9% in 2017 to 19.4% by 2027.

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

Movement toward healthcare information technology. Since 2011, the federal government has offered financial incentives to eligible healthcare providers who adopt and meaningfully use EHR technology. Beginning in 2015, providers who were not meaningfully using this technology began to incur penalties, which increase over time. While these incentives and penalties have encouraged many providers to adopt and meaningfully use EHR software, we believe that most providers are not utilizing an integrated platform that combines practice management, business intelligence, and revenue cycle management. The lack of an integrated platform leaves them ill-equipped to address the multitude of rapidly growing industry challenges and government mandates.

The US Healthcare IT industry market has been estimated by Markets & Markets to be approximately $177 billion with its largest sub-segment RCM to be approximately $87 billion in 2019, growing at a 12% compound annual growth rate (“CAGR”). The North American EHR market has been estimated to be approximately $40 billion, growing at a CAGR of 6% per year. The Analytics and AI sub-segment was estimated to be approximately $30 billion, growing at a 27% CAGR and the Telehealth market is estimated to be approximately $20 billion with a CAGR of 17%. Standalone billing and practice management solutions are reported to be declining in the market today as medical practices move towards integrated, end-to-end systems that incorporate front and back office data flows, provide seamless access to clinical data from EHRs, and streamline the entire revenue cycle management process.

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

Inaccessibility of critical data. To thrive in the emerging healthcare landscape, healthcare practices need timely information, such as health insurance plan eligibility and coverage details, provider performance and productivity data, as well as clinical and reimbursement benchmarking. However, we believe that most small and medium size practices do not have access to this type of real-time data, business intelligence and analytical tools, and thus struggle to efficiently operate their practices and make optimal decisions.

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

Our Business Strategy

Our objective is to become the leading provider of integrated, end-to-end SaaS and business service solutions to healthcare providers practicing in an ambulatory setting. To achieve this objective, we employ the following strategies:

●	Provide comprehensive practice management, electronic health records, revenue cycle management and mobile health solutions to independent healthcare practices and hospitals. We believe that providers are in need of an integrated, end-to-end solution, such as the solution that MTBC provides, to manage the different facets of their businesses, from clinical documentation to claim submission and financial reporting.

●	Provide exceptional customer service. We realize that our success is tied directly to our customers’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to customer service.

●	Leverage significant cost advantages provided by our technology and skilled offshore workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce primarily based in Pakistan. We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

●	Pursue strategic acquisitions. Approximately 58% of our current practices and 78% of the current year’s revenue were obtained through strategic transactions with revenue cycle management companies. With most of our acquisition transactions, our goal is to retain the acquired customers over the long-term and migrate those customers to our platform soon after closing.

Our Service Offerings

Healthcare IT:

We offer fully-integrated, cloud-based SaaS solutions and business services designed for healthcare providers. Our products and services offer healthcare providers a unified solution designed to meet the healthcare industry’s demand for the delivery of cost-efficient, quality care with measurable outcomes. The four primary components of our proprietary web-based suite of services are: (i) practice management applications, (ii) a certified electronic health records solution, (iii) revenue cycle management services, and (iv) mobile health applications. We also offer group purchasing services.

PracticePro®, which we have offered for several years, provides our clients with a seamlessly integrated, end-to-end solution. TalkEHR®, our proprietary cloud-based EHR, is also available to customers as a standalone product. We regularly update our software platform with the goal of staying on the leading edge of industry developments, payer reimbursements trends and new regulations.

As of January 8, 2020, we now offer CareCloud’s widely acclaimed platform to customers, both on a SaaS basis and bundled with RCM services. This platform offers additional capabilities beyond those available in talkEHR®. The Company anticipates integrating the CareCloud platform and its proprietary platform in the coming years.

Cloud-based practice management application

Our proprietary, cloud-based practice management application automates the labor-intensive workflow of a medical office in a unified and streamlined SaaS platform. The various functions of the platform collectively support the entire workflow of the day-to-day operations of a medical office in an intuitive and user-friendly format. For example, our platform provides office staff with real-time insurance details to allow them to more efficiently collect patient payments; its automated appointment reminders reduce patient no-show rates, and its scheduling functionality results in increased reimbursable patient well visit appointments. A simple, individual and secure login to our web-based platform gives physicians, other healthcare providers and staff members’ access to a vast array of real time practice management data which they can access at the office or from any other location where they can access the Internet. Users can customize the “Practice Dashboard” to display only the most useful and relevant information needed to carry out their particular functions. We believe that this streamlined and centralized automated workflow allows providers to focus on delivering quality patient care rather than office administration.

Electronic health records

Both our cloud-based EHR solution and CareCloud’s platform have received ONC-ACB Health Information Technology certification. Moreover, in a previous study, KLAS, a leading independent industry assessor of healthcare information technology products, issued its annual electronic health records ranking and CareCloud’s EHR placed first in our target market of one to ten providers, outperforming most leading electronic health records. Our and CareCloud’s EHR allows a provider to view all patient information in one online location. Providers can track patients from their initial appointments; chart clinical data, history, and other personal information; enter and submit claims for medical services; and review and respond to queries for additional information regarding the billing process. Additionally, the EHR software delivers a robust document management system to enable providers to transition to paperless environments. The document management function makes available electronic connectivity between practitioners and patients, thereby streamlining patient care coordination and communications. In 2015, we introduced a tablet-based EHR, leveraging our web-based platform in a form that many providers find more convenient. During the third quarter of 2017, the Company introduced talkEHR™, a voice enabled EHR solution.

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

Practice management:

Since 2018 MTBC offers comprehensive practice management services to physicians where we provide the medical practice with appropriate facilities, equipment, supplies, support services and administrative support staff. We also provide management, bill-paying and financial advisory services. The Company’s fees are based on the operating results of the practice.

Patient experience solution:

Due to the January 2020 acquisition of CareCloud, we now offer their product called Breeze. This product helps patients manage every interaction with a practice including check-in, appointments, messages, intake forms and payments on many different electronic devices thus integrating the core patient activities coordinated by the front office into one seamless digital workflow.

Telemedicine:

In December 2019, MTBC introduced a Telemedicine capability which will allow our physician customers to conduct remote telemedicine appointments with their patients and bill for these appointments where permitted. We will offer telemedicine services as part of an integrated suite of services available to our physician customers using our platform. We are working towards offering telemedicine on a standalone basis as well.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2019, approximately 49% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our company.

Corporate Information

We were incorporated in Delaware on September 28, 2001 under the name Medical Transcription Billing, Corp., and legally changed our name to MTBC, Inc. on February 6, 2019. Our principal executive offices are located at 7 Clyde Road, Somerset, New Jersey 08873, and our telephone number is (732) 873-5133. Our website address is www.mtbc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this document.

MTBC, MTBC.com, A Unique Healthcare IT Company, CareCloud and other trademarks and service marks of MTBC appearing in this Annual Report on Form 10-K are the property of MTBC. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

We were an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act until December 31, 2019. We note that, as a smaller reporting company and a non-accelerated filer, we may take advantage of specified reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in our Annual Report, periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports.

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

Our strategy is to expand through organic growth, and through synergistic, accretive acquisitions of healthcare IT companies. Since 2006, we have acquired the assets or businesses of approximately 20 RCM companies. The majority of these transactions have occurred since we went public in July 2014. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to our solutions. Acquisitions also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, and increases in administrative costs. Acquisitions may also require additional costs associated with any debt or equity financings undertaken to pay for such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.

Customers of the businesses we acquire often have the right to terminate their service contracts for any reason at any time upon notice of 90 days or less. These customers may elect to terminate their contracts as a result of our acquisition or choose not to renew their contracts upon expiration. Legal and practical limitations on our ability to enforce non-competition and non-solicitation provisions against customer representatives and sales personnel that leave the businesses we acquire to join competitors may result in the loss of acquired customers. In the past, our failure to retain acquired customers has at times resulted in decreases in our revenues. Our inability to retain customers of businesses we acquire could adversely affect our ability to benefit from those acquisitions and to grow our future revenues and operating income.

Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

While we attempt to limit our exposure to the liabilities associated with the businesses we acquire, we cannot guarantee that we will be successful in avoiding all material liability. Regardless of how we structure the acquisition, whether as an asset purchase, stock purchase, merger or other business combination, creditors, customers, vendors, governmental agencies and other parties at times seek to hold us accountable for unpaid debts, breach of contract claims, regulatory violations and other liabilities that relate to the business we acquired. Disaffected shareholders of the businesses we acquire have also attempted to interfere with our business acquisitions or brought claims against us. We attempt to minimize all of these risks through thorough due diligence, negotiating indemnities and holdbacks, obtaining relevant representations from sellers, procuring insurance coverage and leveraging experienced professionals when appropriate.

Through the CareCloud transaction, we acquired its software technology and related business, of which certain elements are currently subject to a civil investigation to determine compliance with certain federal regulatory requirements. The Company will cooperate with the inquiry as CareCloud has historically done. This element was considered as part of the transaction and we believe that the continued investigation will have no material impact on our financial statements and that we have properly protected ourselves from liability through the negotiated structure of the transaction. However, the outcome of matters such as this are not necessarily predictable. In the event of an unfavorable outcome, our business, reputation, and financial condition could be materially and adversely affected.

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

In completing any future acquisitions, we will rely upon the representations, warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot be assured that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. To the extent that we are required to pay for obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

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

The market for practice management, healthcare IT solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc., all of which may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and consolidation in both the information technology and healthcare industries. Competitors may introduce products or services that render our products or services obsolete or less marketable. Even if our products and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive products or services to our products and services. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business which will have a material adverse effect on our business.

Our business depends on our ability to adapt to evolving technologies and industry standards and upgrade existing and introduce new products and services accordingly. If we cannot adapt to changing technologies and industry standards, including changing requirements of third party applications and software and meet the requirements of our customers, our products and services may become obsolete, and our business would suffer significantly. Because both the healthcare industry and the healthcare IT technology market are constantly evolving, our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, educate our customers to adopt these new technologies, and successfully assist them in transitioning to our new products and services. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements, emerging industry standards or changing third party applications, and, as a result, our business and reputation could materially suffer. We may not be able to introduce new products or services on schedule, or at all, or such products or services may not achieve market acceptance or existing products or services may cease to function properly. A failure by us to timely adapt to ever changing technologies or our failure to regularly upgrade existing or introduce new products or to introduce these products on schedule could cause us to not only lose our current customers but also fail to attract new customers.

The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 2,400 employees in Pakistan and Sri Lanka. Approximately 98% of our offshore employees are in Pakistan and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in Pakistan, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs in Pakistan are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in Pakistan are negatively impacted.

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

The current administration and some members of Congress have been critical of the Affordable Care Act (“ACA”) and have taken steps toward materially revising or even repealing it. On December 14, 2018, a federal judge in Texas ruled the ACA unconstitutional. The decision declared that key parts of the legislation were inconsistent with the Constitution. The decision is still making its way through the courts and has not made an impact on the exchanges which are still open. As of now, there has been no impact to the coverage plans and no final ruling. The ACA included specific reforms for the individual and small group marketplace, including an expansion of Medicaid. We can give no assurances that healthcare reform initiatives, if passed, will not have a material adverse impact on our operational results or the manner in which we operate our business.

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

We incurred net losses of approximately $872,000 and $2.1 million for the years ended December 31, 2019 and 2018, respectively. Our net loss for the years ended December 31, 2019 and 2018 includes approximately $1.9 million and $1.8 million of non-cash amortization expense of purchased intangible assets, respectively.

We may not succeed in achieving the efficiencies we anticipate from our acquisitions and possible future acquisitions, including moving sufficient labor to our offshore locations to offset increased costs resulting from these acquisitions, and we may continue to incur losses in future periods. We expect to incur additional operating expenses as a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology, sales and marketing, infrastructure, facilities and other resources as we seek to grow, thereby incurring additional costs. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur losses in the future and may not be able to achieve or maintain profitability.

Member participation in our Group Purchasing Organization (“GPO”) programs may be terminated with limited or no notice and without significant termination payments. If our members reduce activity levels or terminate or elect not to renew their contracts, our revenue and results of operations may decrease.

As part of the Orion acquisition in 2018, we acquired GPO program relationships. The GPO participation agreements are generally for an initial two-year term, and the option to renew for additional one-year terms. The GPO participation agreements are generally terminable by either party by providing written notice to the other.

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

We derive some of our revenue from the administrative fees that we receive from our GPO suppliers. We maintain contractual relationships with these suppliers which provide products and services to our members at reduced costs and which pay us administrative fees based on the dollars spent by our members for such products and services. Our contracts with these GPO suppliers generally may be terminated upon 90 days’ notice. A termination of any relationship or agreement with a GPO supplier would result in the loss of administrative fees. In addition, if we lose a relationship with a GPO supplier, we may not be able to negotiate similar arrangements for our members and our ability to maintain our member agreements may be impacted.

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

As a result of the Wayfair decision and changes in various states’ laws, we are required to collect sales and use taxes on certain products and services we sell in certain jurisdictions. We may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.

We may lose sales or incur significant expenses should states be successful in imposing additional state sales and use taxes on our products and services. A successful assertion by one or more states that we should collect sales or other taxes on the sale of our products and services that we are currently not collecting could result in substantial tax liabilities for past sales, decrease our ability to compete with healthcare IT vendors not subject to sales and use taxes, and otherwise harm our business. Each state has different rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We review these rules and regulations periodically and, when we believe that our products or services are subject to sales and use taxes in a particular state, we voluntarily approach state tax authorities in order to determine how to comply with their rules and regulations. We cannot assure you that we will not be subject to sales and use taxes or related penalties for past sales in states where we believe no compliance is necessary.

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

We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights.

Our success depends in part upon our ability to establish, protect and enforce our patents, trade secrets and other intellectual property and proprietary rights. If we fail to establish, protect or enforce these rights, we may lose customers and important advantages in the market in which we compete. We rely on a combination of patent, trademark, copyright and trade secret law and contractual obligations to protect our key intellectual property rights, all of which provide only limited protection. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages.

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

We may be unable to protect, and we may incur significant costs in enforcing, our intellectual property rights.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services, and technologies. For instance, any of our current or future intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of the claims we seek, if at all.

We have taken efforts to protect our proprietary rights, including a combination of license agreements, confidentiality policies and procedures, confidentiality provisions in employment agreements, confidentiality agreements with third parties, and technical security measures, as well as our reliance on copyright, patent, trademark, trade secret and unfair competition laws. These efforts may not be sufficient or effective. For example, the secrecy of our trade secrets or other confidential information could be compromised by our employees or by third parties, which could cause us to lose the competitive advantage resulting from those trade secrets or confidential information. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise infringe upon, misappropriate or use our intellectual property. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We may also conclude that, in some instances, the benefits of protecting our intellectual property rights may be outweighed by the expense.

In addition, our platforms incorporate “open source” software components that are licensed to us under various public domain licenses. Open source license terms are often ambiguous, and there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. Therefore, the potential impact of such terms on our business is somewhat unknown. Further, some enterprises may be reluctant or unwilling to use cloud-based services, because they have concerns regarding the risks associated with the security and reliability, among other things, of the technology delivery model associated with these services. If enterprises do not perceive the benefits of our services, then the market for these services may not expand as much or develop as quickly as we expect, either of which would adversely affect our business, financial condition, or operating results.

Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and effective intellectual property protection may not be available in every country in which our products and services are distributed.

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give our competitors’ access to our technology and could materially and adversely impact our business and operating results. Any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and result in significant additional expense to us, which could materially and adversely impact our operating results. Finally, we may be required to spend significant resources to monitor and protect our intellectual property rights, including with respect to legal proceedings, which could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition and operating results.

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

Our proprietary software or service delivery platform (including the platform we acquired through CareCloud) may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

We may encounter human or technical obstacles that prevent our proprietary or acquired applications from operating properly. If our applications do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers.

There are particular risks when we inherit technologies through the companies we acquire. These technologies, often developed by distressed companies, were not created under our direct supervision and control and therefore may not have been developed in accordance with our standards. Such acquired technologies could, and at times do, contain operational deficiencies, defects, glitches or bugs that may not be discovered immediately or otherwise could have been avoided had we built the technology ourselves. Whether technology we develop or technology we acquire, we will need to replace certain components and remediate software defects or bugs from time to time. There can be no assurance that such defects or bugs, or the process of remediating them, will not have a material impact on our business. Our inability to promptly and cost-effectively correct a product defect could result in the Company having to withdraw an important product from market, damage to our reputation, and result in material costs and expenses, any of which could have a material impact on our revenue, margins, and operating results.

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

Our physicians have relied on our platforms (including the platform we acquired through CareCloud) as being certified by the office of the National Coordinator for Health Information Technology (“ONC”). If this certification were to be challenged, we might face liability related to any incentive that the physicians received in reliance upon such certification.

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

The federal Anti-Kickback Statute (“AKS”) prohibits us from knowingly and willfully soliciting, receiving, offering or providing remuneration in exchange for referrals or recommendations for purposes of selling products or services which are paid for by federal healthcare programs such as Medicare and Medicaid. In addition, a claim including products or services resulting from a violation of AKS constitutes a violation of the federal False Claims Act (“FCA”). If we are determined to have violated the FCA, we may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. If we are found to be in violation of the FCA, AKS, ACA, or any other applicable state or any federal fraud and abuse laws, whether by our current practices or for the past practices of a company we acquire, we may be subject to substantial civil damages and criminal penalties and fines that could have a material adverse impact on our business.

In addition, federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. For instance, the current administration may make changes to the ACA, the nature and scope of which are presently unknown. Similarly, certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. While the Food and Drug Administration (“FDA”) has sometimes chosen to disclaim authority to, or to refrain from actively regulating certain software products which are similar to our products, this area of medical device regulation remains in flux. We expect that the FDA will continue to be active in exploring legal regimes for regulating computer software intended for use in healthcare settings. Any additional regulation can be expected to impose additional overhead costs on us and should we fail to adequately meet these legal obligations, we could face potential regulatory action. Regulatory authorities such as the Centers for Medicare and Medicaid Services may also impose functionality standards with regard to electronic prescribing technologies. If implemented, proposals like these could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

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

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and the regulations that have been issued under it contain substantial restrictions and requirements with respect to the use, collection, storage and disclosure of individuals’ protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009, HIPAA was amended by the HITECH Act to add provisions that impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. Under HIPAA and the HITECH Act, our customers are covered entities and we are a business associate of our customers as a result of our contractual obligations to perform certain services for those customers. The HITECH Act transferred enforcement authority of the security rule from CMS to the Office for Civil Rights of HHS, thereby consolidating authority over the privacy and security rules under a single office within HHS. Further, HITECH empowered state attorneys’ general to enforce HIPAA.

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

Mahmud Haq currently controls 40.2% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 40.2% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 2,539,325 shares have been issued as of December 31, 2019. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

As a public company, we continue to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ended December 31, 2019, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As an “emerging growth company” in previous years, we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. However, we may no longer avail ourselves of this exemption as we ceased to be an “emerging growth company” and are now a “smaller reporting company.” Although we are still currently exempt from the requirement to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting, when our independent registered public accounting firm is required to undertake such an assessment, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiency(ies) in our internal control over financial reporting that are deemed to be material weakness(es), the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We remained an “emerging growth company” until December 31 of 2019, under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. While we were an “emerging growth company” as defined in the JOBS Act, we were able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

While we have ceased being an emerging growth company as of December 31, 2019, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation reporting on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. Our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemption available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Shares of Our Preferred Stock

The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Series A Preferred Stock. At December 31, 2019, our total liabilities (excluding contingent consideration) equaled approximately $13.6 million.

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

Our Series A Preferred Stock is listed on the Nasdaq Global Market. However, the trading market for the Series A Preferred Stock may not be maintained and may not provide investors with adequate liquidity. The liquidity of the market for the Series A Preferred Stock depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of the Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series A Preferred Stock. We cannot predict the extent to which investor interest in our Company will maintain the trading market in our Series A Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A Preferred Stock.

We may issue additional shares of Series A Preferred Stock and additional series of preferred stock that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred stock that would rank equal to or below the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our amended and restated certificate of incorporation and the certificate of designations relating to the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock. Upon the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock (voting together as a class with all other series of parity preferred stock we may issue upon which like voting rights have been conferred and are exercisable), we are allowed to issue additional series of preferred stock that would rank above the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or the winding up of our affairs pursuant to our amended and restated certificate of incorporation and the certificate of designations relating to the Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and additional series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with equal priority with respect to dividends.

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

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have such accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

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

We may redeem the Series A Preferred Stock on or after November 4, 2020

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

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 40.2% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2019 we lease approximately 49,000 square feet of office space in approximately 12 locations throughout the U.S., with lease terms that are typically two years or less. We also lease approximately 37,000 square feet for five pediatric offices in the Midwest, with leases that will expire between December 2020 and July 2023. Effective January 1, 2020, the Company vacated one of its current premises and began leasing an additional 9,000 square feet of office space with a lease term of approximately five years.

We also lease approximately 48,000 square feet of office space and computer server facilities in Islamabad, Pakistan, which lease expires in July 2021, as well as approximately 33,000 square feet in Bagh, Pakistan, with an annually renewable lease. The Company also leases office space in Sri Lanka, which lease expires in March of 2020. This lease will be renewed for an additional year at expiration.

The Company also leases computer co-location facilities and apartment space in several additional U.S. cities under short-term and long-term leases, however, these leases are not significant. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

On April 23, 2019, the Appellate Division reversed the Chancery Court’s ruling that MTBC is required to participate in the Arbitration and remanded the case for further proceedings before the Chancery Court on that issue. The Appellate Division upheld the Chancery Court’s ruling that MAC was required to participate in the Arbitration. The parties have completed discovery in the remanded matter, and both MTBC and RPRWC filed cross-motions for summary judgement in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted MTBC’s cross-motion for summary judgment. The Chancery Court held that MTBC cannot be compelled to participate in the Arbitration. RPRWC has informed MTBC that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC in the Arbitration.

RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. RPRWC’s breach of contract and compensatory damages claims have not been the subject of the ongoing court proceedings, which have focused solely on whether RPRWC can compel MTBC and MAC to arbitrate its claim. Thus, RPRWC has not yet provided MAC with information sufficient to enable it to estimate a range of possible losses that may arise from the Arbitration. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MAC anticipates the award would be substantially less than the amount claimed.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed since July 23, 2014 and is trading on the Nasdaq Global Market under the symbol “MTBC”.

Common Stockholders

As of February 12, 2020, there were approximately 3,400 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Recent Sales of Unregistered Securities

There was no sale of unregistered equity securities during the three months ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2019.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2019, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	451,084	401,738
Equity compensation plan approved by security holders - preferred shares	44,000	133,654
Total	495,084	535,392

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2019 and 2018, as well as the consolidated balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2017, 2016 and 2015, as well as the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

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

Consolidated Statements of Operations Data

	Years ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except per share data)
Net revenue	$64,439	$50,546	$31,811	$24,493	$23,080
Operating expenses:
Direct operating costs	41,186	31,253	17,679	13,417	11,630
Selling and marketing	1,522	1,612	1,106	1,224	467
General and administrative	17,912	16,264	11,738	12,459	11,969
Research and development	871	1,029	1,082	902	659
Change in contingent consideration	(344)	73	152	(716)	(1,786)
Depreciation and amortization	3,006	2,854	4,300	5,108	4,599
Restructuring and impairment charges	219	-	276	-	-
Total operating expenses	64,372	53,085	36,333	32,394	27,538

Operating income (loss)	67	(2,539)	(4,522)	(7,901)	(4,458)

Interest expense - net	121	250	1,307	646	262
Other (expense) income - net	(625)	494	332	(53)	170
Loss before provision (benefit) for income taxes	(679)	(2,295)	(5,497)	(8,600)	(4,550)
Income tax provision (benefit)	193	(157)	68	197	138
Net loss	$(872)	$(2,138)	$(5,565)	$(8,797)	$(4,688)
Preferred stock dividend	6,386	4,824	2,030	753	207
Net loss attributable to common shareholders	$(7,258)	$(6,962)	$(7,595)	$(9,550)	$(4,895)
Weighted average common shares outstanding basic and diluted	12,087,947	11,721,232	11,010,432	10,036,988	9,732,806
Net loss per common share basic and diluted	$(0.60)	$(0.59)	$(0.69)	$(0.95)	$(0.50)

Consolidated Balance Sheet Data	As of December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Cash	$19,994	$14,472	$4,362	$3,477	$8,040
Working capital - net (1)	19,824	17,916	4,608	(7,418)	5,128
Total assets	56,403	47,623	25,526	28,324	26,677
Long-term debt	83	222	121	4,200	4,903
Shareholders’ equity	42,838	38,870	20,250	7,067	14,892

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data	Years ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Adjusted EBITDA	$8,101	$4,802	$2,291	$(605)	$(675)

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with adjusted EBITDA, a non-GAAP financial measure of earnings. Adjusted EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation, amortization, transaction, integration, restructuring and impairment charges and change in contingent consideration. Our management uses adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. We use this non-GAAP financial measure to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains a reconciliation of net loss to adjusted EBITDA.

Reconciliation of net loss	Years ended December 31,
to adjusted EBITDA	2019	2018	2017	2016	2015
	($ in thousands)
Net loss	$(872)	$(2,138)	$(5,565)	$(8,797)	$(4,688)
Depreciation	909	689	634	527	420
Amortization	2,097	2,165	3,666	4,581	4,179
Foreign exchange loss (gain) / other expense	827	(435)	(249)	53	(170)
Interest expense - net	121	250	1,307	646	262
Income tax provision (benefit)	193	(157)	68	197	138
Stock-based compensation expense	3,215	2,464	1,487	1,928	629
Transaction and integration costs	1,736	1,891	515	976	341
Restructuring and impairment charges	219	-	276	-	-
Change in contingent consideration	(344)	73	152	(716)	(1,786)
Adjusted EBITDA	$8,101	$4,802	$2,291	$(605)	$(675)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2019 and 2018 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

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

Healthcare IT:

●	Revenue cycle management (“RCM”) services;
	○	Proprietary, healthcare IT solutions, which is part of our RCM services, including:
		●	Electronic health records,
		●	Practice management software and related tools,
		●	Mobile Health (“mHealth”) solutions,
		●	Healthcare claims clearinghouse, and
		●	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Group purchasing services.

Practice Management:

●	Comprehensive practice management services; and
●	Telemedicine services.

Our offshore operations in Pakistan and Sri Lanka together accounted for approximately 14% and 22% of total expenses for the years ended December 31, 2019 and 2018, respectively. A significant portion of those expenses were personnel-related costs (approximately 78% and 79% of foreign costs for the years ended December 31, 2019 and 2018, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax provision (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign exchange (gains) and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Restructuring and impairment charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	($ in thousands)
Net revenue	$64,439	$50,546

GAAP net loss	(872)	(2,138)

Provision (benefit) for income taxes	193	(157)
Net interest expense	121	250
Foreign exchange loss (gain) / other expense	827	(435)
Stock-based compensation expense	3,215	2,464
Depreciation and amortization	3,006	2,854
Transaction and integration costs	1,736	1,891
Restructuring and impairment charges	219	-
Change in contingent consideration	(344)	73
Adjusted EBITDA	$8,101	$4,802

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Restructuring and impairment charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	($ in thousands)
Net revenue	$64,439	$50,546

GAAP net loss	(872)	(2,138)
Provision (benefit) for income taxes	193	(157)
Net interest expense	121	250
Other expense (income) - net	626	(494)
GAAP operating income (loss)	68	(2,539)
GAAP operating margin	0.1%	(5.0)%

Stock-based compensation expense	3,215	2,464
Amortization of purchased intangible assets	1,877	1,828
Transaction and integration costs	1,736	1,891
Restructuring and impairment charges	219	-
Change in contingent consideration	(344)	73
Non-GAAP adjusted operating income	$6,771	$3,717
Non-GAAP adjusted operating margin	10.5%	7.4%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign exchange (gains) and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Restructuring and impairment charges;
●	Changes in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	($ in thousands except for per share amounts)
GAAP net loss	$(872)	$(2,138)

Foreign exchange loss (gain) / other expense	827	(435)
Stock-based compensation expense	3,215	2,464
Amortization of purchased intangible assets	1,877	1,828
Transaction and integration costs	1,736	1,891
Restructuring and impairment charges	219	-
Change in contingent consideration	(344)	73
Income tax expense (benefit) related to goodwill	80	(208)
Non-GAAP adjusted net income	$6,738	$3,475

	December 31,
	2019	2018
GAAP net loss attributable to common shareholders, per share	$(0.60)	$(0.59)
Impact of preferred stock dividend	0.53	0.41
Net loss per end-of-period share	(0.07)	(0.18)

Foreign exchange loss (gain) / other expense	0.07	(0.04)
Stock-based compensation expense	0.26	0.21
Amortization of purchased intangible assets	0.15	0.15
Transaction and integration costs	0.14	0.16
Restructuring and impairment charges	0.02	-
Change in contingent consideration	(0.03)	0.01
Income tax expense (benefit) related to goodwill	0.01	(0.02)
Non-GAAP adjusted net income per share	$0.55	$0.29

End-of-period shares	12,237,686	11,829,758

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of the years December 31, 2019 and 2018. Non-GAAP adjusted net income per share does not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	($ in thousands, except per share data)
Net revenue	$15,758	$16,851	$16,750	$15,080	$16,511	$17,045	$8,683	$8,307
Operating expenses:
Direct operating costs	9,406	10,536	11,396	9,848	10,311	12,124	4,334	4,484
Selling and marketing	430	348	383	361	442	462	403	305
General and administrative	4,155	4,452	5,143	4,161	5,478	5,131	3,054	2,601
Research and development	221	176	219	255	261	264	249	255
Change in contingent consideration	-	(280)	-	(64)	5	25	11	32
Depreciation and amortization	598	814	836	757	881	822	560	591
Restructuring and impairment charges	83	136	-	-	-	-	-	-
Total operating expenses	14,893	16,182	17,977	15,318	17,378	18,828	8,611	8,268

Operating income (loss)	865	669	(1,227)	(238)	(867)	(1,783)	72	39

Interest expense - net	39	32	33	17	57	80	44	69
Other (expense) income - net	(402)	(688)	545	(81)	343	(219)	218	152
Income (loss) before provision for income taxes	424	(51)	(715)	(336)	(581)	(2,082)	246	122
Income tax provision (benefit)	91	87	56	(41)	(5)	(250)	51	47
Net income (loss)	$333	$(138)	$(771)	$(296)	$(576)	$(1,832)	$195	$75

Preferred stock dividend	1,804	1,603	1,486	1,493	1,744	1,056	1,249	775
Net loss attributable to common shareholders	$(1,471)	$(1,741)	$(2,257)	$(1,788)	$(2,320)	$(2,888)	$(1,054)	$(700)
Loss per common share Basic and diluted	$(0.12)	$(0.14)	$(0.19)	$(0.15)	$(0.20)	$(0.25)	$(0.09)	$(0.06)

Adjusted EBITDA	$2,786	$2,594	$1,141	$1,580	$1,406	$865	$1,557	$974

Reconciliation of net income (loss) to adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	($ in thousands)
Net income (loss)	$333	$(138)	$(771)	$(296)	$(576)	$(1,832)	$195	$75
Depreciation	241	238	224	207	203	189	145	151
Amortization	358	576	612	550	678	633	415	440
Foreign exchange loss (gain) / other expense	418	704	(539)	244	(330)	227	(185)	(147)
Interest expense - net	39	32	33	17	57	80	44	69
Income tax provision (benefit)	91	87	56	(41)	(5)	(250)	51	47
Stock-based compensation expense	890	775	792	758	940	987	409	128
Transaction and integration costs	333	464	734	205	434	806	472	179
Restructuring and impairment charges	83	136	-	-	-	-	-	-
Change in contingent consideration	-	(280)	-	(64)	5	25	11	32
Adjusted EBITDA	$2,786	$2,594	$1,141	$1,580	$1,406	$865	$1,557	$974

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

Providers and Practices Served: As of December 31, 2019, we provided services to approximately 10,500 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 1,800 practices. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of December 31, 2018, we served approximately 10,000 providers representing approximately 1,800 practices.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2019 and 2018 were 90% and 89%, respectively.

Sources of Revenue

Revenue: We primarily derive our revenues from bundled revenue cycle management services, typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These payments accounted for approximately 67% and 76% of our revenues during the years ended December 31, 2019 and 2018, respectively. This includes customers utilizing our proprietary product suite, PracticePro®, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. We also generate revenue from our practice management and group purchasing services which began in July 2018 as a result of the Orion acquisition. Revenue is also generated from transcription, coding, indexing and other ancillary services. By the end of 2019 and 2018, we moved approximately 52% and 57%, respectively, of the medical billing customers from prior years’ acquisitions that were on other platforms to our operating platform.

We earned approximately 8% and 7% of our revenue from printing and mailing operations, clearinghouse, EDI services and ancillary RCM services during the years ended December 31, 2019 and 2018, respectively. We earned approximately 2% of our revenue from group purchasing services during the same period.

We also earned approximately 21% and 13% of our revenue from practice management services, including reimbursement of certain costs plus a percentage of the operating profit, during the years ended December 31, 2019 and 2018, respectively. We began providing practice management services and group purchasing services on July 1, 2018. In December 2019, we began the launch of the telemedicine service.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers and the patients of the three managed medical practices, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Our Pakistan and Sri Lanka operations together accounted for approximately 13% and 22% of direct operating costs for the years ended December 31, 2019 and 2018, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

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

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan and Sri Lanka offices accounted for approximately 16% and 20% of general and administrative expenses for the years ended December 31, 2019 and 2018, respectively.

Contingent Consideration. Contingent consideration represents the portion of consideration payable to the sellers of some of our acquisitions, the amount of which is based on the achievement of defined performance measures contained in the purchase agreements. The balance at December 31, 2018 was payable in cash and the remaining balance was settled during 2019. Contingent consideration is adjusted to fair value at the end of each reporting period.

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

Interest and Other Income (Expense). Interest expense consists of interest costs and loan origination costs related to our working capital line of credit and amounts due in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to a foreign exchange loss of $827,000 and a gain $435,000 for the years ended December 31, 2019 and 2018, respectively.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2019 and December 31, 2018. Effective January 1, 2018, there is a global intangible low-taxed income (“GILTI”) tax. Companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2019 or 2018.

Business Combinations:

The Company accounts for business combinations under the provisions of ASC 805, Business Combinations, which requires that the acquisition method of accounting be used for all business combinations. Assets acquired and liabilities assumed are recorded at the date of acquisition at their respective fair values. The fair value amount assigned to intangible assets is based on an exit price from a market participant’s viewpoint, and utilizes data such as discounted cash flow analysis and replacement cost models. Critical estimates in valuing certain intangible assets include, but are not limited to, historical and projected client retention rates, expected future cash inflows and outflows, discount rates, and estimated useful lives of those intangible assets. ASC 805 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. Acquisition-related expenses are recognized separately from the business combinations and are expensed as incurred.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	December 31,
	2019	2018
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	63.9%	61.8%
Selling and marketing	2.4%	3.2%
General and administrative	27.8%	32.2%
Research and development	1.4%	2.0%
Change in contingent consideration	(0.5)%	0.1%
Depreciation and amortization	4.7%	5.6%
Restructuring and impairment charges	0.3%	0.0%
Total operating expenses	100.0%	104.9%

Operating profit (loss)	0.0%	(4.9)%

Interest expense - net	0.2%	0.5%
Other (expense) income - net	(1.0)%	1.0%
Loss before income taxes	(1.2)%	(4.4)%
Income tax provision (benefit)	0.3%	(0.3)%
Net loss	(1.5)%	(4.1)%

Comparison of 2019 and 2018

	December 31,		Change
	2019	2018	Amount	Percent
Net revenue	$64,438,594	$50,545,781	$13,892,813	27%

Net revenue. Net revenue of $64.4 million for the year ended December 31, 2019 increased by $13.9 million or 27% from revenue of $50.5 million for the year ended December 31, 2018. Total revenue for the year ended December 31, 2019 included $5.1 million and $29 million from the acquisitions of ETM and Orion, respectively offset by attrition from customers. Total revenue for the year ended December 31, 2018 included $17.8 million as a result of the Orion acquisition in July 2018.

	December 31,		Change
	2019	2018	Amount	Percent
Direct operating costs	$41,186,024	$31,252,535	$9,933,489	32%
Selling and marketing	1,521,815	1,611,982	(90,167)	(6)%
General and administrative	17,911,797	16,264,473	1,647,324	10%
Research and development	870,780	1,029,510	(158,730)	(15)%
Change in contingent consideration	(343,768)	73,271	(417,039)	(569)%
Depreciation	909,157	688,020	221,137	32%
Amortization	2,096,449	2,165,807	(69,358)	(3)%
Resturcturing and impairment charges	219,013	-	219,013	100%
Total operating expenses	$64,371,267	$53,085,598	$11,285,669	21%

Direct Operating Costs. Direct operating costs of $41.2 million for the year ended December 31, 2019 increased by $9.9 million or 32% from direct operating costs of $31.3 million for the year ended December 31, 2018. Salary costs increased by $4.8 million primarily as a result of the Orion and ETM acquisitions. Medical supplies increased by $2.7 million as a result of the addition of the managed practices. Outsourcing and other customer processing costs increased by $752,000, facility costs increased by $968,000 and postage and delivery costs increased by $299,000.

Selling and Marketing Expense. Selling and marketing expense of $1.5 million for the year ended December 31, 2019 decreased by $90,000 or 6% from selling and marketing expense of $1.6 million for the year ended December 31, 2018.

General and Administrative Expense. General and administrative expense of $17.9 million for the year ended December 31, 2019 increased by $1.6 million or 10% from general and administrative expense of $16.3 million for the year ended December 31, 2018. Salary costs increased by $1.4 million as a result of the Orion and ETM acquisitions and stock compensation expense.

Research and Development Expense. Research and development expense of $871,000 for the year ended December 31, 2019 decreased by $159,000 or 15% from research and development expense of $1 million in the prior year.

Contingent Consideration. The changes in contingent consideration of $(344,000) and $73,000 for the years ended December 31, 2019 and 2018, respectively, relate to changes in the fair value of the contingent consideration. The losses in 2018 resulted primarily from increases in the revenue estimates for acquisitions made in 2015 and 2016. The gain in 2019 primarily represents a favorable settlement related to previous acquisitions.

Depreciation. Depreciation of $909,000 for the year ended December 31, 2019 increased by $221,000 or 32% from depreciation of $688,000 for the year ended December 31, 2018, primarily as a result of additional property and equipment purchases and the property and equipment obtained from the Orion and ETM acquisitions.

Amortization Expense. Amortization expense of $2.1 million for the year ended December 31, 2019, decreased by $69,000 or 3% from amortization expense of $2.2 million for the year ended December 31, 2018. This decrease is due to intangibles being amortized using the double declining method resulting in increased amortization expense in the initial years.

Restructuring and Impairment Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. The Company is marketing the facility for sublease and recorded the difference between the contractual rent obligation and the estimated sub lease payments as an impairment charge. There were no similar costs incurred in 2018.

	December 31,		Change
	2019	2018	Amount	Percent
Interest income	$262,001	$100,788	$161,213	160%
Interest expense	(382,673)	(351,168)	(31,505)	9%
Other (expense) income - net	(625,675)	494,332	(1,120,007)	(227)%
Income tax provision (benefit)	192,780	(157,385)	350,165	(222)%

Interest Income. Interest income of $262,000 for the year ended December 31, 2019 increased by $161,000 or 160% from interest income of $101,000 for the year ended December 31, 2018. Interest income primarily represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $383,000 for the year ended December 31, 2019 increased by $32,000 or 9% from interest expense of $351,000 for the year ended December 31, 2018 primarily as a result of the adoption of ASC 842. Interest expense also includes the amortization of deferred financing costs which was approximately $192,000 during both the years ended December 31, 2019 and 2018.

Other Income (expense) - net. Other expense - net was $626,000 for the year ended December 31, 2019 compared to other income - net of $494,000 for the year ended December 31, 2018. Included in other income (expense) - net are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision (Benefit). There was a $193,000 provision for income taxes for the year ended December 31, 2019, compared to the benefit for income taxes of $157,000 for the year ended December 31, 2018. Included in the tax provision for the year ended December 31, 2019 is an $80,000 deferred income tax provision.

The current income tax provision for the year ended December 31, 2019 and 2018 was approximately $113,000 and $50,000, respectively and primarily relates to state minimum taxes and foreign income taxes. The pre-tax loss was $679,000 and $2.3 million for the years ended December 31, 2019 and 2018, respectively. The Company has incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2019 and 2018.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is not amortized for financial reporting purposes. However, goodwill is tax deductible and amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to be recorded over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2019 and 2018 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the related business is sold.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While the Company’s plan is to be profitable in the future and begin utilizing these deferred tax assets, the Company currently lacks sufficient evidence to allow it to release the valuation allowance in 2019 and 2018. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period of release.

The Company has a federal NOL carry forward of approximately $19.8 million of which approximately $15.8 million will expire between 2034 and 2037 and the balance has an indefinite life. The Company has state NOL carry forwards of approximately $38.5 million, of which $17.9 million relates to the State of New Jersey. These NOLs expire between 2034 to 2039.

Liquidity and Capital Resources

During the year ended December 31, 2019, there was positive cash flow from operations of approximately $7.6 million and at year-end the Company had $19.8 million in cash, positive working capital of $19.8 million and no bank debt. During the three months ended December 31, 2019, cash provided by operations was $2.9 million. The Company has a revolving line of credit with SVB, and, as of December 31, 2019, there was no balance outstanding. During 2018, the Company sold 1,020,000 shares of Preferred Stock and raised net proceeds of approximately $22.8 million. During the year ended December 31, 2019, the Company sold 373,000 shares of Preferred Stock and raised $9.6 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the years presented.

	December 31,
	2019	2018
Net cash provided by operating activities	$7,617,987	$6,812,474
Net cash used in investing activities	(4,158,159)	(13,628,249)
Net cash provided by financing activities	1,422,201	17,656,537
Effect of exchange rate changes on cash	639,622	(730,511)
Net increase in cash	$5,521,651	$10,110,251

The loss before income taxes was $679,000 for the year ended December 31, 2019, of which $3.0 million was non-cash depreciation and amortization. The loss before income tax for the year ended December 31, 2018 was $2.3 million, of which $2.9 million was non-cash depreciation and amortization.

Management continues to focus on the Company’s overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of financial statements issuance.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our practice management contracts are based on our costs plus a percentage of operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts.

Operating Activities

Cash provided by operating activities was $7.6 million and $6.8 million during the years ended December 31, 2019 and 2018, respectively. The decrease in the net loss of $1.3 million included the following changes in non-cash items:

Increase in depreciation and amortization of $157,000, increase in stock-based compensation of $752,000, and an increase in interest accretion of $307,000. Revenue increased by $13.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, and expenses increased by $11.3 million for the same period primarily due to the acquisition of ETM in second quarter of 2019 and Orion in the third quarter of 2018.

Cash generated by the reduction of accounts receivable was $765,000 for the year ended December 31, 2019, compared with a reduction of $1.5 million for the year ended December 31, 2018. This excludes the acquired accounts receivable as part of the ETM and Orion acquisitions. Accounts payable, accrued compensation and accrued expenses increased by $1.4 million during the year ended December 31, 2019, compared with a decrease of $2.1 million for the year ended December 31, 2018.

Investing Activities

Cash used in investing activities during the year ended December 31, 2019 was $4.2 million, a decrease of $9.5 million compared to $13.6 million during the year ended December 31, 2018. The change is due to the Company acquiring Orion for a cash consideration of $12.6 million during 2018, while in 2019 the Company paid $1.6 million for the acquisition of ETM.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2019 was $1.4 million, compared to $17.7 million in the year ended December 31, 2018. There was also $1.4 million of payments to settle the tax withholding obligations. Cash provided by financing activities during 2019 includes $9.6 million of net proceeds after fees and expenses from issuing 373,030 shares of Preferred Stock, offset by $430,000 of repayments for debt obligations, and $6.1 million of Preferred Stock dividends. Cash provided by financing activities during 2018 includes $22.8 million of net proceeds from issuing 1,020,000 shares of Preferred Stock, offset by $464,000 of repayments for debt obligations, and $4.1 million of Preferred Stock dividends. In 2018, there were $333,000 of payments to settle tax withholding obligations. There were no borrowings under the revolving line of credit for the year ended December 31, 2019 and no net borrowings for the year ended December 31, 2018.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2019, except for one instance where a waiver was obtained in conjunction with the acquisition of ETM.

The following table presents certain payments due by the Company under our long-term contractual obligations with minimum firm commitments as of December 31, 2019. In addition, based on the interest-bearing obligations as of December 31, 2019, we expect interest expense to be approximately $11,000 during the years below. This excludes the amortization of bank financing costs which is recorded as interest expense.

	Year Ending December 31,
	2020	2021	2022	2023	2024	Total
Notes payable	$283,675	$63,410	$15,171	$4,694	$-	$366,950
Leases	1,688,772	1,289,327	596,020	150,827	4,598	3,729,544
Total	$1,972,447	$1,352,737	$611,191	$155,521	$4,598	$4,096,494

Off-Balance Sheet Arrangements

As of December 31, 2019, and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating leases for office space, computer equipment and other property, we do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Our management has performed its assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2019, is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 28, 2020, the Company and its wholly owned subsidiaries MTBC Acquisition Corp., MTBC Health, Inc., MTBC Practice Management Corp., MTBC-Med, Inc., and CareCloud Corporation entered into a Joinder and Third Loan Modification Agreement (the “Joinder Agreement”) with SVB, whereby CareCloud and MTBC-Med became parties to the Company’s credit agreement with SVB.

The foregoing description of the Joinder Agreement does not purport to be complete and is qualified entirely by reference to the complete text of such document, a copy of which is attached as an exhibit to this Form 10-K and is incorporated herein by reference.

The above description has been included to provide investors and security holders with information regarding the terms thereof. Investors and security holders are not third-party beneficiaries under the credit agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the loan agreement, which subsequent information may or may not be fully reflected in the Company’s disclosures.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2020 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2019 (“2020 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		(i)	Consolidated Balance Sheets as of December 31, 2019 and 2018
		(ii)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
		(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018
		(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018
		(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
		(vi)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description

2.1	Assignment Agreement dated October 3, 2016, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.2	Strict Foreclosure Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.3	Transition Services Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.4	First Amendment to Assignment Agreement dated January 3, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2017, and incorporated herein by reference).

2.5	Second Amendment to Assignment Agreement dated January 23, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 24, 2017, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2018, and incorporated herein by reference).

2.7	Transition Services Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 2.29 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

2.8	Agreement and Plan of Merger by and among MTBC, Inc., MTBC Merger Sub, Inc., CareCloud Corporation and Runway Growth Credit Fund Inc., as the Sellers’ Representative dated January 8, 2020 (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 8, 2020, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company dated April 4, 2014 (filed as Exhibit 3.1 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.2

Certificate of Amendment of Certificate of Incorporation of the Company dated June 28, 2016 (filed as Exhibit 3.2 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 18, 2018 (filed as Exhibit 3.6 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated February 6, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 7, 2019 and incorporated herein by reference).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MTBC, Inc. dated June 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 25, 2019 and incorporated herein by reference).

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.7	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.8	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.9

Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.10	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 25, 2020 and incorporated herein by reference).

3.11	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015 and incorporated herein by reference).

4.3	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.4	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc.

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc.

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.6	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.7 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.8 *	Employment Agreement between the Company and Stephen Snyder dated as of May 1, 2018 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of May 1, 2018 (filed as Exhibit 10.3 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.11	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.12	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.13	Asset Purchase Agreement dated March 27, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2019, and incorporated herein by reference).

10.14	Amended and Restated Asset Purchase Agreement dated April 3, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2019, and incorporated herein by reference).

10.15	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.16	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank.

10.17	Escrow Agreement dated January 8, 2020 by and among MTBC, Inc., Runway Growth Credit Fund Inc., and TD Bank

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

MTBC, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date: February 28, 2020

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		February 28, 2020
Mahmud Haq	Executive Chairman and Director

/s/ Stephen Snyder		February 28, 2020
Stephen Snyder	Principal Executive Officer and Director

/s/ Bill Korn		February 28, 2020
Bill Korn	Principal Financial Officer

/s/ Norman Roth		February 28, 2020
Norman Roth	Principal Accounting Officer

/s/ A. Hadi Chaudhry		February 28, 2020
A. Hadi Chaudhry	President and Director

/s/ Anne Busquet		February 28, 2020
Anne Busquet	Director

/s/ Howard L. Clark, Jr.		February 28, 2020
Howard L. Clark, Jr.	Director

/s/ John N. Daly		February 28, 2020
John N. Daly	Director

/s/ Cameron Munter		February 28, 2020
Cameron Munter	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MTBC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MTBC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Iselin, NJ

February 28, 2020

MTBC, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$19,994,134	$14,472,483
Accounts receivable - net of allowance for doubtful accounts of $256,000 and $189,000 at December 31, 2019 and December 31, 2018, respectively	6,995,343	7,331,474
Contract asset	2,385,334	2,608,631
Inventory	491,088	444,437
Current assets - related party	13,200	25,203
Prepaid expenses and other current assets	1,123,036	1,191,445
Total current assets	31,002,135	26,073,673
Property and equipment - net	2,907,516	1,832,187
Operating lease right-of-use assets	3,526,315	-
Intangible assets - net	5,977,225	6,634,003
Goodwill	12,633,696	12,593,795
Other assets	356,578	489,703
TOTAL ASSETS	$56,403,465	$47,623,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,490,834	$2,438,267
Accrued compensation	1,836,309	1,731,063
Accrued expenses	2,111,515	1,589,009
Deferred rent (current portion)	-	90,657
Operating lease liability (current portion)	1,688,772	-
Deferred revenue (current portion)	20,277	25,355
Accrued liability to related party	663	10,663
Notes payable (current portion)	283,675	277,776
Contingent consideration	-	526,432
Dividend payable	1,745,791	1,468,724
Total current liabilities	11,177,836	8,157,946
Notes payable	83,275	222,400
Deferred rent	-	189,366
Operating lease liability	2,040,772	-
Deferred revenue	18,745	18,949
Deferred tax liability	244,512	164,346
Total liabilities	13,565,140	8,753,007
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 and 4,000,000 shares at December 31, 2019 and December 31, 2018, respectively; issued and outstanding 2,539,325 and 2,136,289 shares at December 31, 2019 and December 31, 2018, respectively	2,539	2,136
Common stock, $0.001 par value - authorized 29,000,000 and 19,000,000 shares at December 31, 2019 and December 31, 2018, respectively; issued 12,978,485 and 12,570,557 shares at December 31, 2019 and December 31, 2018, respectively; 12,237,686 and 11,829,758 shares outstanding at December 31, 2019 and December 31, 2018, respectively	12,979	12,571
Additional paid-in capital	69,403,366	65,142,460
Accumulated deficit	(25,075,545)	(24,203,745)
Accumulated other comprehensive loss	(843,014)	(1,421,068)
Less: 740,799 common shares held in treasury, at cost at December 31, 2019 and December 31, 2018	(662,000)	(662,000)
Total shareholders’ equity	42,838,325	38,870,354
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,403,465	$47,623,361

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	December 31,
	2019	2018
NET REVENUE	$64,438,594	$50,545,781
OPERATING EXPENSES:
Direct operating costs	41,186,024	31,252,535
Selling and marketing	1,521,815	1,611,982
General and administrative	17,911,797	16,264,473
Research and development	870,780	1,029,510
Change in contingent consideration	(343,768)	73,271
Depreciation and amortization	3,005,606	2,853,827
Restructuring and impairment charges	219,013	-
Total operating expenses	64,371,267	53,085,598
OPERATING INCOME (LOSS)	67,327	(2,539,817)
OTHER:
Interest income	262,001	100,788
Interest expense	(382,673)	(351,168)
Other (expense) income - net	(625,675)	494,332
LOSS BEFORE PROVISION FOR INCOME TAXES	(679,020)	(2,295,865)
Income tax provision (benefit)	192,780	(157,385)
NET LOSS	$(871,800)	$(2,138,480)

Preferred stock dividend	6,386,154	4,823,987
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,257,954)	$(6,962,467)

Net loss per common share: basic and diluted	$(0.60)	$(0.59)
Weighted-average common shares used to compute basic and diluted loss per share	12,087,947	11,721,232

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
NET LOSS	$(871,800)	$(2,138,480)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	578,054	(699,998)
COMPREHENSIVE LOSS	$(293,746)	$(2,838,478)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - December 31, 2017 before adoption of ASC 606	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(23,509,386)	$(721,070)	$(662,000)	$20,250,420
Cumulative effect of adopting ASC 606	-	-	-	-	-	1,444,121	-	-	1,444,121
Balance - January 1, 2018 after adoption	1,086,739	$1,087	12,271,390	$12,272	$45,129,517	$(22,065,265)	$(721,070)	$(662,000)	$21,694,541
Net loss	-	-	-	-	-	(2,138,480)	-	-	(2,138,480)
Foreign currency translation adjustment	-	-	-	-	-	-	(699,998)	-	(699,998)
Issuance of stock under the equity incentive plan	29,550	29	299,167	299	(328)	-	-	-	-
Common stock warrants issued	-	-	-	-	101,989	-	-	-	101,989
Stock-based compensation, net of cash settlements	-	-	-	-	2,264,223	-	-	-	2,264,223
Tax withholding obligations on stock issued to employees	-	-	-	-	(345,500)	-	-	-	(345,500)
Issuance of preferred stock, net of fees and expenses	1,020,000	1,020	-	-	22,816,546	-	-	-	22,817,566
Preferred stock dividends	-	-	-	-	(4,823,987)	-	-	-	(4,823,987)
Balance - December 31, 2018	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354

Balance - January 1, 2019	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(871,800)	-	-	(871,800)
Foreign currency translation adjustment	-	-	-	-	-	-	578,054	-	578,054
Issuance of stock under the equity incentive plan	30,006	30	407,928	408	(438)	-	-	-	-
Issuance of preferred stock, net of fees and expenses	373,030	373	-	-	9,585,769	-	-	-	9,586,142
Stock-based compensation, net of cash settlements	-	-	-	-	1,920,533	-	-	-	1,920,533
Tax withholding obligations on stock issued to employees	-	-	-	-	(858,804)	-	-	-	(858,804)
Preferred stock dividends	-	-	-	-	(6,386,154)	-	-	-	(6,386,154)
Balance - December 31, 2019	2,539,325	$2,539	12,978,485	$12,979	$69,403,366	$(25,075,545)	$(843,014)	$(662,000)	$42,838,325

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
OPERATING ACTIVITIES:
Net loss	$(871,800)	$(2,138,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,070,497	2,913,866
Deferred rent	-	(61,058)
Lease amortization	1,888,443	-
Deferred revenue	(5,282)	(46,415)
Provision for doubtful accounts	118,429	723,611
Provision (benefit) for deferred income taxes	80,166	(207,726)
Foreign exchange loss (gain)	827,121	(434,806)
Interest accretion	497,598	191,065
Gain on sale of assets	(38,388)	-
Stock-based compensation expense	3,215,661	2,463,599
Change in contingent consideration	(343,768)	73,271
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	765,079	1,479,297
Contract asset	362,466	(404,598)
Inventory	(46,651)	(137,159)
Other assets	(529,345)	248,347
Accounts payable and other liabilities	(1,372,239)	2,149,660
Net cash provided by operating activities	7,617,987	6,812,474
INVESTING ACTIVITIES:
Capital expenditures and capitalized software, net	(2,558,159)	(1,028,249)
Cash paid for acquisitions	(1,600,000)	(12,600,000)
Net cash used in investing activities	(4,158,159)	(13,628,249)
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of fees and expenses	9,586,142	22,817,566
Preferred stock dividends paid	(6,109,087)	(4,102,410)
Settlement of tax withholding obligations on stock issued to employees	(1,391,746)	(333,007)
Proceeds from line of credit	-	11,276,862
Repayments of line of credit	-	(11,276,862)
Repayments of notes payable, net	(430,444)	(464,167)
Contingent consideration payments	(182,664)	(150,250)
Other financing activities	(50,000)	(111,195)
Net cash provided by financing activities	1,422,201	17,656,537
EFFECT OF EXCHANGE RATE CHANGES ON CASH	639,622	(730,511)
NET INCREASE IN CASH	5,521,651	10,110,251
CASH - beginning of the period	14,472,483	4,362,232
CASH - end of the period	$19,994,134	$14,472,483
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicle financing obtained	$24,909	$90,284
Dividends declared, not paid	$1,745,791	$1,468,724
Purchase of prepaid insurance through assumption of note	$301,359	$271,248
Warrants issued	$-	$101,989
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$119,265	$42,057
Interest	$67,273	$64,669

See notes to consolidated financial statements.

MTBC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	Organization and Business

MTBC, Inc., (and together with its subsidiaries “MTBC” or the “Company”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, comprehensive practice management services, electronic health records, and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., in Pakistan and in Sri Lanka.

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

The Company’s previous subsidiary in Poland was liquated in 2018. The operations in the Indian subsidiary have been terminated and the subsidiary is being liquidated.

In April 2019, MTBC formed MTBC-Med, Inc. (“MED”), a Delaware corporation in connection with MTBC’s acquisition of substantially all of the revenue cycle management assets of Etransmedia Technology, Inc. (“ETM”). (See Note 3).

2.	Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of MTBC, its wholly-owned subsidiaries; MAC (since October 3, 2016), MHI (since May 2018), MPM (since May 2018), MED (since April 1, 2019) its majority-owned subsidiary MTBC Pvt. Ltd, MTBC-MED (since April 2019) and since October 3, 2016, the operating results and financial condition of the acquired subsidiary in Sri Lanka. The non-controlling interest of MTBC Pvt. Ltd. is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising two operating segments, Healthcare IT and Practice Management. The chief operating decision maker (“CODM”) monitors and reviews financial information at these segment levels for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of long-lived assets, (2) depreciable lives of assets, (3) allowance for doubtful accounts, (4) contingent consideration, (5) estimates of variable consideration related to the contract asset, (6) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life, (7) stock-based compensation, and (8) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

Revenue Recognition — On January 1, 2018, the Company adopted Accounting Standards Codification, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective method as applied to certain medical billing services that were in process as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented in accordance with ASC 606. Comparative financial information for reporting periods beginning prior to January 1, 2018, have not been adjusted and continue to be reported in accordance with the Company’s revenue recognition policies prior to the adoption of ASC 606. The Company recorded a cumulative adjustment related to the adoption of ASC 606. The primary impact of adopting ASC 606 was to accelerate the timing of revenue on certain medical billing services provided to customers. Beginning January 1, 2018, revenue is recognized as the performance obligations are satisfied over time.

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

The Company’s revenue arrangements generally do not include a general right of refund for services provided (See Note 9, Revenue for additional information).

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $810,000 and $950,000 of advertising costs for the years ended December 31, 2019 and 2018, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2019 and 2018, the Company capitalized approximately $538,000 and $62,000, respectively, of salaries and payroll-related costs of employees and consultants who devoted time to the development of customer related projects.

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

The movement in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$189,000	$185,000
Provision	118,000	724,000
Recoveries	316,000	-
Write-offs	(367,000)	(720,000)
Ending balance	$256,000	$189,000

Inventory — Inventory is stated at the lower of cost or market using the first-in, first out method of inventory valuation accounting. Inventory consists of vaccines used at the managed practices and only includes the cost of the vaccines themselves.

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets ranging from three to five years. Ordinary maintenance and repairs are expensed as incurred. Depreciation for computers is calculated over three years, while remaining assets (except leasehold improvements) are depreciated over five years. The Company amortizes leasehold improvements over the lesser of the lease term or the remaining economic life of those assets. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably certain and for which failure to exercise the renewal option would result in an economic penalty to the Company.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2019 and 2018, other than the impairment recorded on one right-of-use (“ROU”) asset of approximately $170,000 for the year ended December 31, 2019.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. No impairment charges were recorded during the years ended December 31, 2019 or 2018.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2019 and 2018.

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

Acquisition costs are expensed as incurred. During the years ended December 31, 2019 and 2018, the Company incurred approximately $125,000 and $245,000 of professional fees related to the acquisitions discussed in Note 3, which are included in general and administrative expenses in the consolidated statements of operations. Acquisition costs for the CareCloud acquisition discussed in Note 20 were approximately $129,000 for the year ended December 31, 2019 and are included in general and administrative expenses.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2019 and 2018, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense.

For the years ended December 31, 2019 and 2018, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the Series A Preferred Stock (“Preferred Stock”) through February 2020. Preferred Stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank (“SVB”).

Deferred Rent — Deferred rent at December 31, 2018, consisted of rent escalation payment terms related to the Company’s operating leases for its facilities. Deferred rent represented the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including any construction period. The excess of the difference between actual operating lease payments due and straight-line rent expense is recorded as a deferred credit in the early periods of the lease when cash payments are generally lower than straight-line rent expense, and is reduced in the later periods of the lease when payments begin to exceed the straight-line expense. As a result of the Company’s adoption of ASC 842 as of January 1, 2019, deferred rent is no longer recorded on the consolidated balance sheet.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations and amounted to a loss of approximately $827,000 and a gain of approximately $435,000 for the years ended December 31, 2019 and 2018, respectively.

Stock Offering Costs — Common and Preferred Stock offering costs consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs incurred in connection with the issuance of the common stock and the Preferred Stock in 2019 and 2018. In connection with the 2019 and 2018 equity offerings, the Company incurred approximately $110,000 and $282,000, respectively, of such costs, excluding underwriting commissions and placement agent fees.

Restructuring and Impairment Charges — Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. The Company is marketing the facility for sublease and recorded the difference between the contractual rent obligation and the estimated sub-lease payments as an impairment charge.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022.

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

We adopted the standard on January 1, 2019 using the optional transition adjustment method. As part of the adoption of ASC 842, we performed an assessment of the impact that the new lease recognition standard has on the consolidated financial statements. All of our leases, which consist of facility and equipment leases, have been classified as operating leases. The Company does not have any financing leases. We adopted the requirements of the new standard without restating the prior periods. There was no impact to the accumulated deficit as of the date of adoption. For leases in place at the transition date, we adopted the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases.

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

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify standard tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. There was no impact on the consolidated financial statements as a result of this standard.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payments by aligning it with the accounting for share-based payments to employees, with exceptions. Under this guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Entities need to consider the probability that a performance condition will be satisfied when an award contains such condition. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. There was no impact on the consolidated financial statements as a result of this standard.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes to reduce complexity in the accounting standards. The amendments consist of the removal of certain exceptions to the general principles of ASC 740 and some additional simplifications. The amendments are not required to be implemented until 2021 for public entities. The Company is in the process of investigating if this update will have a significant impact on the consolidated financial statements.

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

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned beginning April 1, 2019, from the clients obtained from the ETM acquisition was approximately $5.1 million during the year ended December 31, 2019.

2018 Acquisition

On May 7, 2018, the Company executed an asset purchase agreement (“Orion APA”) to acquire substantially all of the revenue cycle, practice management, and group purchasing organization assets of Orion. The purchase price was $12.6 million, excluding acquisition-related costs of approximately $245,000, which are included in general and administrative expense in the consolidated statement of operations. Per the Orion APA, the acquisition had an effective date of July 1, 2018. The acquisition has been accounted for as a business combination.

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

Revenue earned from the customers obtained from the Orion acquisition was approximately $29 million during the year ended December 31, 2019.

In connection with some of the Company’s acquisitions, contingent consideration as of December 31, 2018 was payable in the form of cash with payment terms through 2019. Depending on the terms of the agreement, if the performance measures are not achieved, the Company may pay less than the recorded amount, and if the performance measures are exceeded, the Company may pay more than the recorded amount. The contingent consideration liability was fully settled during 2019.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the consolidated results of operations as if the Orion and ETM acquisitions occurred on January 1, 2018. It includes revenue from the clients who had cancelled prior to each acquisition and costs and expenses discontinued before each acquisition. The pro forma information has been included for comparative purposes and is not indicative of results of operations of the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects adjustments related to (a) additional amortization of purchased intangible assets, (b) expenses are directly attributable to the acquisitions, (c) reversal of goodwill impairment, (d) adjustments for income taxes and (e) adjustments of intercompany balances.

	Year Ended
	December 31,
	2019	2018
	($ in thousands except per share amounts)
Total revenue	$66,480	$81,876
Net loss	$(2,372)	$(12,387)
Net loss attributable to common shareholders	$(8,758)	$(17,211)
Net loss per common share	$(0.72)	$(1.47)

4.	GOODWILL AND Intangible Assets – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Beginning gross balance	$12,593,795	$12,263,943
Acquisitions	39,901	329,852
Ending gross balance	$12,633,696	$12,593,795

At December 31, 2019, and 2018, approximately $90,000 of goodwill was allocated to the Practice Management segment and the balance was allocated to the Healthcare IT segment.

Below is a summary of intangible asset activity for the years ended December 31, 2019 and 2018:

	Customer	Non-Compete	Other Intangible
	Relationships	Agreements	Assets	Total
COST
Balance, January 1, 2019	$22,741,300	$1,236,377	$1,477,059	$25,454,736
Capitalized software costs and other intangible assets	-	-	591,509	591,509
Translation loss	-	-	(41,098)	(41,098)
Disposals	-	-	-	-
Allocation from 2019 acquisition	856,000	-	-	856,000
Balance, December 31, 2019	$23,597,300	$1,236,377	$2,027,470	$26,861,147
Useful lives	3-12 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2019	$16,457,878	$1,234,774	$1,128,081	$18,820,733
Amortization expense	1,855,634	1,601	205,954	2,063,189
Balance, December 31, 2019	18,313,512	1,236,375	1,334,035	20,883,922
Net book value	$5,283,788	$2	$693,435	$5,977,225

COST
Balance, January 1, 2018	$16,491,300	$1,236,377	$1,498,417	$19,226,094
Capitalized software costs and other intangible assets	-	-	108,552	108,552
Translation loss	-	-	(129,910)	(129,910)
Allocation from 2018 acquisition	6,250,000	-	-	6,250,000
Balance, December 31, 2018	$22,741,300	$1,236,377	$1,477,059	$25,454,736
Useful lives	3-12 Years	3 Years	3 Years
ACCUMULATED AMORTIZATION
Balance, January 1, 2018	$14,685,190	$1,227,601	$803,759	$16,716,550
Amortization expense	1,772,688	7,173	324,322	2,104,183
Balance, December 31, 2018	16,457,878	1,234,774	1,128,081	18,820,733
Net book value	$6,283,422	$1,603	$348,978	$6,634,003

Other intangible assets primarily represent software costs. Amortization expense was approximately $2.1 million for both the years ended December 31, 2019 and 2018. The weighted-average amortization period is seven years.

As of December 31, 2019, future amortization expense scheduled to be expensed is as follows:

Year ending
December 31
2020	$1,437,324
2021	1,292,146
2022	959,225
2023	338,530
2024	300,000
Thereafter	1,650,000
Total	$5,977,225

5.	Property and Equipment

Property and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Computer equipment	$2,905,892	$2,389,865
Office furniture and equipment	1,145,617	1,089,014
Transportation equipment	806,009	828,417
Leasehold improvements	931,955	727,519
Assets not placed in service	1,004,252	50,362
Total property and equipment	6,793,725	5,085,177
Less accumulated depreciation	(3,886,209)	(3,252,990)
Property and equipment – net	$2,907,516	$1,832,187

Depreciation expense was approximately $909,000 and $688,000 for the years ended December 31, 2019 and 2018, respectively.

6.	Concentrations

Financial Risks — As of December 31, 2019 and 2018, the Company held cash of approximately $1.0 million and $77,000 respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2019, two customers individually accounted for approximately 9% and 5% of accounts receivable, respectively. As of December 31, 2018, two customers individually accounted for approximately 8% and 7% of accounts receivable respectively. During both the years ended December 31, 2019 and 2018, there was one customer with sales of approximately 10% of total revenue.

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

Carrying amounts of net assets located outside the United States were approximately $1.7 million and $162,000 as of December 31, 2019 and 2018, respectively. These balances exclude intercompany receivables of approximately $7.1 million and $7.6 million as of December 31, 2019 and 2018, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Current assets	$1,082,233	$156,265
Non-current assets	2,242,816	1,259,446
	3,325,049	1,415,711
Current liabilities	(1,270,015)	(1,044,539)
Non-current liabilities	(332,276)	(209,333)
Net assets	$1,722,758	$161,839

7.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Basic and Diluted:
Net loss attributable to common shareholders	$(7,257,954)	$(6,962,467)
Weighted-average common shares used to compute basic and diluted loss per share	12,087,947	11,721,232
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.60)	$(0.59)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”) and the 153,489 warrants granted to Silicon Valley Bank (“SVB”) have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

8.	Debt

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement which replaced the previous credit facility from Opus. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. As of December 31, 2019, and 2018, there were no borrowings under the credit facility. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At December 31, 2019 and 2018, the Company was in compliance with all covenants.

During November 2019 the Company modified its loan agreement with SVB, which adjusted the required monthly EBITDA amounts and does not require the Company to comply with financial covenants as long as there have been no borrowings on the revolving credit line for the prior six months.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.52%.

Payable to Managed Practices — As a result of the Orion acquisition, the Company assumed a payable to the managed practices at that time of $236,000, which is non-interest bearing. As of December 31, 2019, the balance was $110,000.

Maturities of the outstanding notes payable and other obligations as of December 31, 2019 are as follows:

Year ending December 31	Vehicle Financing Notes	Insurance Financing	Payable to Managed Practices	Total
2020	$67,129	$132,546	$84,000	$283,675
2021	37,410	-	26,000	63,410
2022	15,171	-	-	15,171
2023	4,694	-	-	4,694
Total	$124,404	$132,546	$110,000	$366,950

9.	REVENUE

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

The following table represents a disaggregation of revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Healthcare IT:
Revenue cycle management services	$42,919,944	$38,559,180
Professional services	1,769,129	1,244,894
Ancillary services	3,220,372	1,594,364
Group purchasing services	1,020,031	654,805
Printing and mailing services	1,650,069	1,344,011
Clearinghouse and EDI services	591,963	647,446
Practice Management:
Practice management services	13,267,086	6,501,081
Total	$64,438,594	$50,545,781

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

The Company provides group purchasing services which enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,056 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Fees from the pharmaceutical companies are paid either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

The Company provides printing and mailing services for both revenue cycle management customers and a non-revenue cycle management customer, and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

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

Information about contract balances:

As of December 31, 2019, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $2.0 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $374,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Balance as of January 1, 2018	$3,879,463	$1,342,692	$62,104	$28,615
Orion acquisition	5,654,919	861,341	-	-
(Decrease) increase, net	(2,202,908)	404,598	(36,749)	(9,666)
Balance as of December 31, 2018	$7,331,474	$2,608,631	$25,355	$18,949
Balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
ETM acquisition	-	139,169	-	-
Decrease, net	(336,131)	(362,466)	(5,078)	(204)
Balance as of December 31, 2019	$6,995,343	$2,385,334	$20,277	$18,745

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $29,000 and $93,000 at December 31, 2019 and 2018, respectively, and are included in the Other Assets lines in the consolidated balance sheets.

10.	SHAREHOLDERS’ EQUITY

Treasury stock

The Board of Directors of the Company previously approved stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 shares held as treasury stock at an aggregate cost of $662,000.

Common stock

There were no common stock offerings during 2019 and 2018.

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

Preferred Stock

During the year ended December 31, 2019, the Company completed a public offering of 373,000 shares of its Preferred Stock at the prevailing market price, raising net proceeds of approximately $9.6 million after underwriting commissions and other directly attributable expenses.

During the year ended December 31, 2018, the Company completed two public offerings of approximately one million shares of its Preferred Stock at $25.00 per share, raising net proceeds of approximately $22.8 million after underwriting commissions and expenses.

Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2019, the Board of Directors has declared monthly dividends on the Preferred Stock payable through February 2020.

Commencing on or after November 4, 2020, the Company may redeem, at its option, the Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. If the Company were to liquidate, dissolve or wind up, the holders of the Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “MTBCP.”

Warrants

The Company has issued 2,353,489 warrants for its common stock, of which 353,489 remained outstanding at December 31, 2018. The 2,000,000 warrants previously issued at a $5 exercise price expired in May 2018. The outstanding warrants consist of 100,000 warrants at a $5 exercise price which will expire in September, 2022, 125,000 warrants at a $3.92 exercise price which will expire in October 2022, 100,000 warrants at a $5 exercise price which will expire in July 2023 and 28,489 warrants at a $5.26 exercise price which will expire in September 2023.

11.	Commitments and Contingencies

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

On April 23, 2019, the Appellate Division reversed the Chancery Court’s ruling that MTBC is required to participate in the Arbitration and remanded the case for further proceedings before the Chancery Court on that issue. The Appellate Division upheld the Chancery Court’s ruling that MAC was required to participate in the Arbitration. The parties have completed discovery in the remanded matter, and both MTBC and RPRWC filed cross-motions for summary judgement in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted MTBC’s cross-motion for summary judgment. The Chancery Court held that MTBC cannot be compelled to participate in the Arbitration. RPRWC has informed MTBC that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC in the Arbitration.

RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. RPRWC’s breach of contract and compensatory damages claims have not been the subject of the ongoing court proceedings, which have focused solely on whether RPRWC can compel MTBC and MAC to arbitrate its claim. Thus, RPRWC has not yet provided MAC with information sufficient to enable it to estimate a range of possible losses that may arise from the Arbitration. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MAC anticipates the award would be substantially less than the amount claimed.

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

12.	Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheet as of December 31, 2019. The Company does not have any finance leases.

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

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of less than 12 months are not recorded in the consolidated balance sheet. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the year ended December 31, 2019, a lease impairment of approximately $170,000 was recorded since the Company is no longer using one of its leased facilities and is currently in the process of subleasing the space. Restructuring charges of approximately $49,000 were recorded in the year ended December 31, 2019 which represent the remaining lease costs for another leased facility that was closed and the employees were transferred to another Company facility.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of December 31, 2019, we had 29 leased properties, five in Practice Management and 24 in Healthcare IT, with remaining terms ranging from less than one year to four years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 13.

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease cost	$2,184,880
Short-term lease cost	229,263
Variable lease cost	41,714
Total- net lease cost	$2,455,857

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2019 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease ROU assets, net	$3,526,315

Current operating lease liabilities	$1,688,772
Non-current operating lease liabilities	2,040,772
Total operating lease liabilities	$3,729,544

Operating leases:
ROU assets	$5,467,749
Asset lease expense	(1,888,443)
Foreign exchange loss	(52,991)
ROU assets, net	$3,526,315

Weighted average remaining lease term (in years):
Operating leases	2.46
Weighted average discount rate:
Operating leases	7.05%

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,332,167

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of restructuring, impairment and terminations	$1,221,989

Maturities of lease liabilities are as follows:

Operating leases - Year ended December 31,
2020	$1,887,651
2021	1,382,639
2022	624,528
2023	154,492
2024	4,694
Total lease payments	4,054,004
Less: imputed interest	(324,460)
Total lease obligations	3,729,544
Less: current obligations	1,688,772
Long-term lease obligations	$2,040,772

As of December 31, 2019, we have one operating lease commitment with a six year term that commences on January 1, 2020 aggregating approximately $1.0 million.

For comparative periods prior to the adoption of the new accounting guidance on January 1, 2019, we have retained the following disclosures as previously reported. Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows:

Operating leases
2019	$932,068
2020	715,059
2021	510,927
2022	412,585
2023	91,797
Total	$2,662,436

13.	Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $21,000 for the year ended December 31, 2019 and approximately $20,000 for the year ended December 31, 2018. As of December 31, 2019 and 2018, the accounts receivable balance due from this customer was approximately $2,000 and $1,600, respectively and is included in accounts receivable in the consolidated balance sheets.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded expense of approximately $137,000 and $128,000, for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company had liabilities outstanding to KAI of approximately $1,000 and $11,000, which are included in accrued liability to related party in the consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at December 31, 2019.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, an office/storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the years ended December 31, 2019 and 2018 was approximately $192,000 and $187,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2019, the Company spent approximately $330,000 to upgrade two of the leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of $13,000 and $25,000 as December 31, 2019 and 2018, respectively.

Included in the ROU asset at December 31, 2019 is approximately $566,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2019 is approximately $275,000 and $298,000, respectively, applicable to the related party leases.

14.	Employee Benefit PlanS

The Company has a qualified 401(k) plan covering all U.S. employees of MTBC, Inc. and MAC who have completed one month of service. The plan provides for matching contributions by the Company equal to 100% of the first 3% of qualified compensation, plus 50% of the next 2%. The Company also maintain a qualified 401(k) plan for MHI, MPM and MED employees who have completed one month of service. There is a discretionary match for MHI and MED employees equal to 50% of the first 3% of qualified compensation. There is no match for MPM employees. Employer contributions to the plans for the years ended December 31, 2019 and 2018 were approximately $255,000 and $161,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in Pakistan who have completed three months of service. The plan provides for monthly contributions by the Company which are the lower of 10% of qualified employees’ basic monthly compensation or 2,500 Pakistani rupees. The Company’s contributions for the years ended December 31, 2019 and 2018 were approximately $245,000 and $110,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the year ended December 31, 2019 and 2018 were approximately $40,000 and $56,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

15.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. During 2018, an additional 200,000 shares of Preferred Stock was added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). As of December 31, 2019, 401,738 shares of common stock and 133,654 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During the third quarter of 2018, 68,000 RSUs of common stock were granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months. Also, during 2018, a total of 558,000 RSUs of common stock were granted to certain Company executive officers and employees which vest over the next three years, at six-month intervals. A total of 81,200 cash settled common stock RSUs were granted to employees in Pakistan and Sri Lanka.

During 2019, 108,000 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the year 2020. In addition, 72,000 RSUs of common stock were granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the Amended and Restated Incentive Plan for the years ended December 31, 2019 and 2018:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2018	605,969	39,800
Granted	707,200	44,800
Vested	(340,066)	(39,800)
Forfeited	(43,756)	-
Outstanding and unvested shares at December 31, 2018	929,347	44,800
Granted	180,000	48,746
Vested	(624,315)	(49,546)
Forfeited	(33,948)	-
Outstanding and unvested shares at December 31, 2019	451,084	44,000

As of December 31, 2019, and 2018, there was approximately $2.1 million and $2.5 million, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2021. There was no unrecognized compensation cost related to the Preferred Stock RSUs.

Of the total outstanding and unvested common stock RSUs at December 31, 2019, 421,751 RSUs are classified as equity and 29,333 RSUs are classified as a liability. All of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2019 and 2018 and the amount of common and Preferred Shares available for grant at December 31, 2019:

	Common Stock	Preferred Stock
Shares available for grant at January 1, 2018	1,211,234	27,200
Additional shares available for grant	-	200,000
RSUs granted	(707,200)	(44,800)
RSUs forfeited	43,756	-
Shares available for grant at December 31, 2018	547,790	182,400
RSUs granted	(180,000)	(48,746)
RSUs forfeited	33,948	-
Shares available for grant at December 31, 2019	401,738	133,654

The liability for the cash-settled awards was approximately $741,000 and $118,000 at December 31, 2019 and 2018, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2019 and 2018, approximately $184,000 and $39,000, respectively, was paid in connection with the cash-settled awards.

Preferred Stock

In 2019 and 2018, the Compensation Committee approved executive bonuses to be paid in 44,000 and 40,000 shares respectively of Preferred Stock, with the final number of shares and the amount based on specified performance criteria being achieved during 2019 and 2018. In 2019, 4,746 shares of Preferred Stock were granted as performance bonuses and in lieu of sales commissions. In 2018, an additional Preferred Stock award of 4,800 shares was granted as a performance bonus to one employee. Stock-based compensation expense recorded during 2019 and 2018 for these awards was approximately $1.3 million and $1.2 million respectively, based on the fair value of the Preferred Shares on the grant date. During January 2020 and February 2019, the Compensation Committee determined that the financial objectives were attained and all of the shares were issued including the performance bonus shares.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity the market price of our common stock or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $4.87 and $4.53 for the years ended December 31, 2019 and 2018, respectively. The weighted average grant date fair value of the Preferred Stock in connection with the RSUs was $26.77 and $25.00 for the years ended December 31, 2019 and 2018, respectively. The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2019 and 2018:

Stock-based compensation included in the consolidated statements of operations:	December 31,
	2019	2018

Direct operating costs	$196,956	$88,195
General and administrative	2,735,178	2,352,850
Research and development	33,029	14,506
Selling and marketing	250,498	8,048
Total stock-based compensation expense	$3,215,661	$2,463,599

16.	INCOME TAXES

For the years ended December 31, 2019 and 2018, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2019 and December 31, 2018, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

As of January 1, 2018, all adjusted foreign income amounts became taxable due to a change in U.S. tax law under the recent tax reform legislation discussed below. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Beginning balance	$7,176,391	$6,620,464
Provision	371,468	400,158
Adjustments/true-ups	(393,349)	155,769
Ending balance	$7,154,510	$7,176,391

The adjustments/true-ups for 2019 primarily represent the deferred tax effect of the Company’s adoption of ASC 606. The adjustments/true-ups for 2018 primarily represent the use of federal net operating losses to offset the Transition Tax as defined below. Accordingly, additional valuation allowances needed to be provided. Since a full valuation allowance is recorded on the Company’s deferred tax assets, there was no effect on the Company’s consolidated balance sheet.

The loss before tax for financial reporting purposes during the years ended December 31, 2019 and 2018 consisted of the following:

	Year ended December 31,
	2019	2018
United States	$(1,154,831)	$(4,111,539)
Foreign	475,811	1,815,674
Total	$(679,020)	$(2,295,865)

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consisted of the following:

	Year ended December 31,
	2019	2018
Current:
Federal	$-	$-
State	102,677	49,000
Foreign	9,937	1,341
	112,614	50,341
Deferred:
Federal	27,689	(225,347)
State	52,477	17,621
	80,166	(207,726)
Total income tax provision (benefit)	$192,780	$(157,385)

The components of the Company’s deferred income taxes as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for doubtful accounts	$65,529	$46,492
Deferred revenue	4,807	4,664
Deferred rent	-	4,275
Property and intangible assets	2,301,987	2,336,221
State net operating loss (“NOL”) carryforwards	910,274	636,578
Federal net operating loss (“NOL”) carryforwards	4,146,274	3,789,618
Section 163(j) interest limitation	13,499	51,319
Cumulative translation adjustment	216,255	349,834
Stock based compensation	118,377	335,785
ASC 606 - Section 481(A) adjustment	(185,162)	-
ASC 842-ROU asset	(790,446)	-
ASC 842 - Lease liability	799,376	-
Other	18,238	(24,654)
Valuation allowance	(7,154,510)	(7,176,391)
Total deferred tax assets	464,498	353,741
Deferred tax liabilities:
Goodwill amortization	(709,010)	(518,087)
Net deferred tax liability	$(244,512)	$(164,346)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. For tax purposes, goodwill is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company incurring a tax loss for 2018 which has an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against the 2019 federal operating net loss, to the extent allowable. This resulted in a deferred tax benefit of approximately $208,000 in 2018. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (21%) for 2019 and 2018 to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2019 and 2018 is as follows:

	Year ended December 31,
	2019	2018
Federal benefit at statutory rate	$(142,594)	$(482,132)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	142,079	29,646
Non-deductible items	24,883	15,332
Impact of foreign operations	31,408	(525,583)
Subpart F GILTI inclusion	69,862	360,742
Deferred true-up	332,792	(142,869)
Valuation allowance	(304,009)	555,927
Additional tax goodwill/contingent consideration	38,359	31,553
Total income tax provision (benefit)	$192,780	$(157,385)

At December 31, 2019 and 2018, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2019, tax years 2016 through 2018 remain open to examination in the United States by major taxing jurisdictions in which the Company is subject to tax. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2025. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Pakistan tax holiday does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate of 21% for 2019 and 2018. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax holiday.

The Company has a federal NOL carry forward of approximately $19.8 million of which approximately $15.8 million will expire between 2034 and 2037 and $4.0 million has an indefinite life. The Company has state NOL carry forwards which mainly consists of approximately $38.5 million, of which $17.9 million relates to the State of New Jersey. These NOLs expire between 2034 to 2039.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balances sheet. Other than the deferred tax liability related to the amortization of goodwill.

17.	OTHER (EXPENSE) INCOME – NET

Other (expense) income - net for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
Foreign exchange (loss) gain	$(827,121)	$434,806
Other income	201,446	59,526
Other (expense) income - net	$(625,675)	$494,332

Foreign currency transaction gains and losses primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

18.	segment reporting

Both our Chief Executive Officer and Executive Chairman serve as the CODM, organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management and other services. The Practice management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$51,171,508	$13,267,086	$-	$64,438,594
Operating expenses:
Direct operating costs	30,798,404	10,387,620	-	41,186,024
Selling and marketing	1,487,196	34,619	-	1,521,815
General and administrative	11,124,271	2,066,522	4,721,004	17,911,797
Research and development	870,780	-	-	870,780
Change in contingent consideration	(343,768)	-	-	(343,768)
Depreciation and amortization	2,689,240	316,366	-	3,005,606
Restructuring and impairment charges	219,013	-	-	219,013
Total operating expenses	46,845,136	12,805,127	4,721,004	64,371,267
Operating income (loss)	$4,326,372	$461,959	$(4,721,004)	$67,327

	Year Ended December 31, 2018
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$44,044,700	$6,501,081	$-	$50,545,781
Operating expenses:
Direct operating costs	26,289,770	4,962,765	-	31,252,535
Selling and marketing	1,593,052	18,930	-	1,611,982
General and administrative	9,834,749	1,164,505	5,265,219	16,264,473
Research and development	1,029,510	-	-	1,029,510
Change in contingent consideration	73,271	-	-	73,271
Depreciation and amortization	2,700,577	153,250	-	2,853,827
Total operating expenses	41,520,929	6,299,450	5,265,219	53,085,598
Operating income (loss)	$2,523,771	$201,631	$(5,265,219)	$(2,539,817)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2019, and December 31, 2018, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $526,000 as of December 31, 2018, is a Level 3 liability. The fair value of the contingent consideration at December 31, 2018 was primarily driven by changes in revenue estimates related to the acquisitions during 2015 and 2016, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it was not possible to determine a range of outcomes. During 2019, the contingent consideration liability was fully settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Year Ended December 31,
	2019	2018
Balance - January 1,	$526,432	$603,411
Change in fair value	(343,768)	73,271
Payments	(182,664)	(150,250)
Balance - December 31,	$-	$526,432

20.	SUBSEQUENT EVENT

On January 8, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CareCloud Corporation, a Delaware corporation (“CareCloud”), MTBC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Runway Growth Credit Fund Inc. (“Runway”), solely in its capacity as a seller representative, pursuant to which Merger Sub merged with and into CareCloud (the “Merger”), with CareCloud surviving as a wholly-owned subsidiary of the Company. The Merger became effective simultaneously with the execution of the Merger Agreement. CareCloud was the surviving corporation of the Merger and became a wholly-owned subsidiary of the Company.

The total consideration for the Merger paid at closing was $11.9 million in cash, the assumption of a working capital deficiency of approximately $5.1 million and 760,000 shares of the Company’s Preferred Stock. The Merger Agreement provides that if CareCloud’s 2020 revenues exceed $36 million, there will be an earn-out payment to the seller equal to such excess, up to $3 million. Additional consideration included warrants to purchase 2,000,000 shares of the Company’s common stock, 1,000,000 of which have an exercise price per share of $7.50 and a term of two years, and the other 1,000,000 warrants have an exercise price per share of $10.00 and a term of three years.

Of the Preferred Stock consideration, 160,000 shares will be held in escrow for up to 24 months, and an additional 100,000 shares will be held in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. Shares net of such losses will be released upon joint instruction of the Company and Runway in accordance with the applicable escrow terms.

The Company’s Preferred Stock and warrants being issued as part of the Merger consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed that, as soon as practicable after the completion of CareCloud’s 2019 financial statements audit, the Company will register for resale under the Securities Act the Preferred Stock and the securities underlying the warrants.

