Form 10-Q
period 2020-03-31
MTBC, Inc.
filed 2020-05-14
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

At May 5, 2020, the registrant had 12,400,294 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2020. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of CareCloud Corporation and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;
●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;
●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;
●	our ability to keep pace with a rapidly changing healthcare industry;
●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;
●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;
●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;
●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and Stephen Snyder as Chief Executive Officer, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;
●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;
●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;
●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
●	our ability to respond to the uncertainty resulting from the recent spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general: and
●	our ability to keep and increase market acceptance of our products and services.

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MTBC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,395,321	$19,994,134
Accounts receivable - net of allowance for doubtful accounts of $505,000 and $256,000 at March 31, 2020 and December 31, 2019, respectively	9,315,411	6,995,343
Contract asset	2,884,737	2,385,334
Inventory	486,114	491,088
Current assets - related party	13,200	13,200
Prepaid expenses and other current assets	2,310,902	1,123,036
Total current assets	23,405,685	31,002,135
Property and equipment - net	3,447,181	2,907,516
Operating lease right-of-use assets	6,430,634	3,526,315
Intangible assets - net	17,337,093	5,977,225
Goodwill	38,351,775	12,633,696
Other assets	860,277	356,578
TOTAL ASSETS	$89,832,645	$56,403,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,762,423	$3,490,834
Accrued compensation	1,900,616	1,836,309
Accrued expenses	3,024,696	2,111,515
Operating lease liability (current portion)	2,824,729	1,688,772
Deferred revenue (current portion)	23,787	20,277
Accrued liability to related party	663	663
Notes payable (current portion)	183,152	283,675
Contingent consideration	1,050,000	-
Dividend payable	2,407,305	1,745,791
Total current liabilities	18,177,371	11,177,836
Notes payable	44,770	83,275
Borrowings under line of credit	9,750,000	-
Operating lease liability	4,208,244	2,040,772
Deferred revenue	195,789	18,745
Deferred tax liability	259,512	244,512
Total liabilities	32,635,686	13,565,140
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at March 31, 2020 and December 31, 2019; issued and outstanding 3,328,195 and 2,539,325 shares at March 31, 2020 and December 31, 2019, respectively	3,328	2,539
Common stock, $0.001 par value - authorized 29,000,000 shares at March 31, 2020 and December 31, 2019; issued 13,108,092 and 12,978,485 shares at March 31, 2020 and December 31, 2019, respectively; 12,367,293 and 12,237,686 shares outstanding at March 31, 2020 and December 31, 2019, respectively	13,108	12,979
Additional paid-in capital	86,853,138	69,403,366
Accumulated deficit	(27,577,315)	(25,075,545)
Accumulated other comprehensive loss	(1,433,300)	(843,014)
Less: 740,799 common shares held in treasury, at cost at March 31, 2020 and December 31, 2019	(662,000)	(662,000)
Total shareholders’ equity	57,196,959	42,838,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,832,645	$56,403,465

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
NET REVENUE	$21,867,169	$15,080,211
OPERATING EXPENSES:
Direct operating costs	13,566,730	9,847,540
Selling and marketing	1,581,353	361,399
General and administrative	5,592,725	4,162,076
Research and development	2,333,126	254,656
Change in contingent consideration	-	(64,203)
Depreciation and amortization	1,332,786	756,740
Impairment charges	297,651	-
Total operating expenses	24,704,371	15,318,208
OPERATING LOSS	(2,837,202)	(237,997)
OTHER:
Interest income	37,757	78,200
Interest expense	(117,545)	(95,396)
Other income (expense) - net	445,143	(81,030)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,471,847)	(336,223)
Income tax provision (benefit)	29,923	(40,532)
NET LOSS	$(2,501,770)	$(295,691)

Preferred stock dividend	2,642,916	1,492,700
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,144,686)	$(1,788,391)

Net loss per common share: basic and diluted	$(0.42)	$(0.15)
Weighted-average common shares used to compute basic and diluted loss per share	12,310,818	11,946,003

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended
	March 31,
	2020	2019
NET LOSS	$(2,501,770)	$(295,691)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(590,286)	209,345
COMPREHENSIVE LOSS	$(3,092,056)	$(86,346)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2020	2,539,325	$2,539	12,978,485	$12,979	$69,403,366	$(25,075,545)	$(843,014)	$(662,000)	$42,838,325
Net loss	-	-	-	-	-	(2,501,770)	-	-	(2,501,770)
Foreign currency translation adjustment	-	-	-	-	-	-	(590,286)	-	(590,286)
Issuance of stock under the Amended and Restated Equity Incentive Plan	28,870	29	129,607	129	(158)	-	-	-	-
Issuance of preferred stock in connection with CareCloud acquisition	760,000	760	-	-	18,999,240	-	-	-	19,000,000
Stock-based compensation, net of cash settlements	-	-	-	-	793,606	-	-	-	793,606
Issuance of warrants in connection with CareCloud acquisition	-	-	-	-	300,000	-	-	-	300,000
Preferred stock dividends	-	-	-	-	(2,642,916)	-	-	-	(2,642,916)
Balance - March 31, 2020	3,328,195	$3,328	13,108,092	$13,108	$86,853,138	$(27,577,315)	$(1,433,300)	$(662,000)	$57,196,959

Balance - January 1, 2019	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(295,691)	-	-	(295,691)
Foreign currency translation adjustment	-	-	-	-	-	-	209,345	-	209,345
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,160	26	179,984	180	(206)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	523,556	-	-	-	523,556
Tax withholding obligations on stock issued to employees	-	-	-	-	(800,271)	-	-	-	(800,271)
Preferred stock dividends	-	-	-	-	(1,492,700)	-	-	-	(1,492,700)
Balance - March 31, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(2,501,770)	$(295,691)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,503,790	773,933
Lease amortization	683,817	393,210
Deferred revenue	(88,696)	(3,735)
Provision for doubtful accounts	281,096	4,599
Provision (benefit) for deferred income taxes	15,000	(55,532)
Foreign exchange (gain) loss	(423,710)	243,133
Interest accretion	167,064	120,051
Gain on sale of assets	2,293	(26,213)
Stock-based compensation expense	1,307,304	757,525
Change in contingent consideration	-	(64,203)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(302,448)	(480,992)
Contract asset	38,319	252,317
Inventory	4,974	80,218
Other assets	(109,720)	3,634
Accounts payable and other liabilities	(4,460,727)	(764,745)
Net cash (used in) provided by operating activities	(3,883,414)	937,509
INVESTING ACTIVITIES:
Capital expenditures - fixed assets	(539,204)	(510,938)
Capitalized software	(1,641,466)	-
Cash paid for acquisition (net)	(11,852,526)	-
Net cash used in investing activities	(14,033,196)	(510,938)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,981,402)	(1,474,715)
Settlement of tax withholding obligations on stock issued to employees	(819,761)	(872,083)
Repayments of notes payable, net	(139,251)	(84,629)
Contingent consideration payments	-	(154,844)
Proceeds from line of credit	9,750,000	-
Net cash provided by (used in) financing activities	6,809,586	(2,586,271)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(491,789)	213,864
NET DECREASE IN CASH	(11,598,813)	(1,945,836)
CASH - beginning of the period	19,994,134	14,472,483
CASH - end of the period	$8,395,321	$12,526,647
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in connection with CareCloud acquisition	$19,000,000	$-
Vehicle financing obtained	$-	$24,909
Dividends declared, not paid	$2,407,305	$1,486,709
Warrants issued	$300,000	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$6,147	$34,689
Interest	$41,234	$17,049

See notes to condensed consolidated financial statements.

MTBC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, MTBC formed MTBC Health, Inc. (“MHI”) and MTBC Practice Management, Corp. (“MPM”), each a Delaware corporation in connection with MTBC’s acquisition of substantially all of the revenue cycle management, practice management and group purchasing organization assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). MHI is a direct, wholly owned subsidiary of MTBC, and was formed to own and operate the revenue cycle management and group purchasing organization businesses acquired from Orion. MPM is a wholly owned subsidiary of MHI and was formed to own and operate the practice management business acquired from Orion. In March 2019, MTBC formed MTBC-Med, Inc. (“MED”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of Etransmedia Technology, Inc. and its subsidiaries (“Etransmedia”). In January 2020, MTBC purchased CareCloud Corporation. See Note 3.

During the current quarter, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2020, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The condensed consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.

Recent Accounting Pronouncements — On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify standard tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein. There was no impact on the condensed consolidated financial statements as a result of this standard.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payments by aligning it with the accounting for share-based payments to employees, with exceptions. Under this guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Entities need to consider the probability that a performance condition will be satisfied when an award contains such condition. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. There was no impact on the condensed consolidated financial statements as a result of this standard.

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

2020 Acquisition

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

The total consideration for the Merger included approximately $11.9 million paid in cash at closing, the assumption of a working capital deficiency of approximately $5.1 million and 760,000 shares of the Company’s Preferred Stock. The Merger Agreement provides that if CareCloud’s 2020 revenues exceed $36 million, there will be an earn-out payment to the seller equal to such excess, up to $3 million. Additional consideration included warrants to purchase 2,000,000 shares of the Company’s common stock, 1,000,000 of which have an exercise price per share of $7.50 and a term of two years, and the other 1,000,000 warrants have an exercise price per share of $10.00 and a term of three years.

A summary of the total consideration is as follows:

CareCloud Purchase Price

Cash	$11,852,526
Preferred stock	19,000,000
Warrants	300,000
Contingent consideration	1,050,000
Total purchase price	$32,202,526

Of the Preferred Stock consideration, 160,000 shares will be held in escrow for up to 24 months, and an additional 100,000 shares will be held in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. Shares net of such losses will be released upon the joint instruction of the Company and Runway in accordance with the applicable escrow terms. Such shares are entitled to the monthly dividend, which will be paid when, and if, the shares are released. The Company accrues the dividend monthly on the Preferred Stock held in escrow.

The Company’s Preferred Stock and warrants issued as part of the Merger consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to register for resale under the Securities Act the Preferred Stock and the securities underlying the warrants.

The CareCloud acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from CareCloud. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation by the end of the second quarter and is finalizing the projections and the valuation of the acquired assets and assumed liabilities. The preliminary purchase price allocation for CareCloud is summarized as follows:

Accounts receivable	$2,298,716
Prepaid expenses	1,277,990
Contract asset	537,722
Property and equipment	402,970
Operating lease right-of-use assets	2,858,626
Customer relationships	5,300,000
Trademark	800,000
Software	4,700,000
Goodwill	25,718,078
Other long term assets	539,560
Accounts payable	(6,942,710)
Accrued expenses	(2,080,977)
Current loan payable	(79,655)
Operating lease liability	(2,858,544)
Deferred revenue	(269,250)
Total preliminary purchase price allocation	$32,202,526

The acquired accounts receivable are recorded at fair value which represents amounts that have subsequently been paid or are expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is not deductible for income tax purposes and represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the CareCloud acquisition was approximately $7.6 million during the three months ended March 31, 2020.

2019 Acquisition

On April 3, 2019, the Company executed an asset purchase agreement (“APA”) to acquire substantially all of the assets of Etransmedia. The purchase price was $1.6 million and the assumption of certain liabilities, excluding acquisition-related costs of approximately $125,000. Per the APA, the acquisition had an effective date of April 1, 2019. The acquisition has been accounted for as a business combination.

The Etransmedia acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The purchase price allocation for Etransmedia was performed by the Company and is summarized as follows:

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

Revenue earned from the clients obtained from the Etransmedia acquisition was approximately $1.2 million during the three months ended March 31, 2020.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the Etransmedia and CareCloud acquisitions occurred on January 1, 2019. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $2.1 million of additional revenue recorded by Etransmedia and approximately $8 million of additional revenue recorded by CareCloud for the three months ended March 31, 2019.

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands except per share amounts)
Total revenue	$22,485	$25,196
Net loss	$(2,265)	$(8,769)
Net loss attributable to common shareholders	$(4,908)	$(10,262)
Net loss per common share	$(0.40)	$(0.86)

4.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Beginning gross balance	$12,633,696	$12,593,795
Acquisitions	25,718,079	39,901
Ending gross balance	$38,351,775	$12,633,696

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of March 31, 2020 and December 31, 2019 consist of the following:

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Contracts and relationships acquired	$28,897,300	$23,597,300
Capitalized software	7,288,192	538,012
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	1,832,468	1,489,458
Total intangible assets	39,254,337	26,861,147
Less: Accumulated amortization	21,917,244	20,883,922
Intangible assets - net	$17,337,093	$5,977,225

Amortization expense was approximately $1.1 million and $549,000 for the three months ended March 31, 2020 and 2019, respectively. The weighted-average amortization period is currently four years and five months.

As of March 31, 2020, future amortization scheduled to be expensed is as follows:

Years ending
December 31,
2020 (nine months)	$4,320,305
2021	4,941,374
2022	4,291,506
2023	1,833,908
2024	300,000
Thereafter	1,650,000
Total	$17,337,093

5.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Basic and Diluted:
Net loss attributable to common shareholders	$(5,144,686)	$(1,788,391)
Weighted-average common shares used to compute basic and diluted loss per share	12,310,818	11,946,003
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.42)	$(0.15)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 153,489 warrants granted to Silicon Valley Bank (“SVB”) and the 2,000,000 warrants granted in connection with the CareCloud acquisition have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6.	Debt

SVB — During October 2017, the Company opened a revolving line of credit with SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. Nothing was drawn on this line of credit as of December 31, 2019. At March 31, 2020, the entire line available of $9,750,000 was drawn, although it was subsequently repaid in full during April. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six years terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.52% based on the annual renewal.

7.	leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the quarter ended March 31, 2020, a lease impairment of approximately $298,000 was recorded since the Company is no longer using one of its leased facilities and is currently in the process of subleasing the space.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of March 31, 2020, we had 28 leased properties, five in Practice Management and 23 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$799,536	$465,228
Short-term lease cost	9,369	105,551
Variable lease cost	13,472	6,583
Total- net lease cost	$822,377	$577,362

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2020 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, net	$6,430,634	$3,526,315

Current operating lease liabilities	$2,824,729	$1,688,772
Non-current operating lease liabilities	4,208,244	2,040,772
Total operating lease liabilities	$7,032,973	$3,729,544

Operating leases:
ROU assets	$7,138,689	$5,467,749
Asset lease expense	(683,817)	(1,888,443)
Foreign exchange loss	(24,238)	(52,991)
ROU assets, net	$6,430,634	$3,526,315

Weighted average remaining lease term (in years):
Operating leases	2.79	2.46
Weighted average discount rate:
Operating leases	6.91%	7.05%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$679,333	$478,060

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$3,617,387	$180,290

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,
2020 (nine months)	$2,475,279
2021	2,617,813
2022	1,867,695
2023	525,837
2024	203,845
2025	33,827
Total lease payments	7,724,296
Less: imputed interest	(691,323)
Total lease obligations	7,032,973
Less: current obligations	2,824,729
Long-term lease obligations	$4,208,244

8.	Commitments and Contingencies

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

On April 23, 2019, the Appellate Division reversed the Chancery Court’s ruling that MTBC is required to participate in the Arbitration and remanded the case for further proceedings before the Chancery Court on that issue. The Appellate Division upheld the Chancery Court’s ruling that MAC was required to participate in the Arbitration. The parties completed discovery in the remanded matter, and both MTBC and RPRWC filed cross-motions for summary judgement in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted MTBC’s motion for summary judgment, holding that MTBC cannot be compelled to participate in the Arbitration. RPRWC has informed MTBC that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC in the Arbitration. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPRWC and MAC.

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

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. Including the proceedings described above, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

9.	Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $5,000 and $4,000 for the three months ended March 31, 2020 and 2019, respectively. As of both March 31, 2020, and December 31, 2019, the receivable balance due from this customer was approximately $2,000.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $41,000 and $32,000 for the three month periods ended March 31, 2020 and 2019. As of both March 31, 2020 and December 31, 2019, the Company had a liability outstanding to KAI of approximately $1,000, which is included in accrued liability to related party in the condensed consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at December 31, 2019 and March 31, 2020.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the three months ended March 31, 2020 and 2019 was approximately $47,000 and $49,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2020, the Company spent approximately $37,000 to upgrade two of the leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both March 31, 2020 and December 31, 2019.

Included in the ROU asset at March 31, 2020 and December 31, 2019 is approximately $489,000 and $566,000, respectively, applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2020 is approximately $279,000 and $218,000, respectively, applicable to the related party leases. At December 31, 2019, the current and non-current operating lease liability applicable to related party leases was approximately $275,000 and $298,000, respectively.

During the first quarter, talkMD Clinicians, PA, a New Jersey corporation was formed to provide telehealth services. This entity is owned by the wife of the Executive Chairman since an entity providing medical services must be owned by a physician. The Company did not have any transactions with this entity during the quarter ended March 31, 2020.

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from eight primary sources: revenue cycle management services, SaaS solutions, professional services, ancillary services, group purchasing services, printing and mailing services, and clearinghouse and EDI (electronic data interchange) services and practice management services.

The following table represents a disaggregation of revenue for the three months ended March 31:

	Three Months Ended March 31,
	2020	2019
Healthcare IT:
Revenue cycle management services	$13,189,963	$10,516,840
SaaS solutions	3,613,514	40,602
Professional services	391,428	335,435
Ancillary services	721,366	499,096
Group purchasing services	176,552	200,047
Printing and mailing services	428,875	391,660
Clearinghouse and EDI services	319,167	136,064
Practice Management:
Practice management services	3,026,304	2,960,467
Total	$21,867,169	$15,080,211

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

SaaS Solutions:

The Company has three primary SaaS solutions, which were initially developed and sold by CareCloud – Central, Complete and Breeze. Central is a SaaS subscription service for healthcare practice management. Complete is a SaaS subscription service that combines healthcare practice management with electronic health records. Breeze is a SaaS subscription service providing patient registration and intake solutions.

Under the Company’s Central, Complete, and Breeze solutions, the Company derives revenue primarily from recurring business subscription fees. The Company typically invoices customers on a monthly basis based on an agreed upon rate in the sales contract. The Company considers all these services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to customers. Recurring business subscription fees may also include amounts charged to the customer for patient statements and for other services for which reimbursement is based on a fixed fee per patient visit and recognized as revenue as the related services are performed.

Payment terms for the above SaaS solutions are normally net seven days. Although the contracts typically have stated terms of one or more years, under ASC 606, contracts are considered month-to-month and accordingly, there is no financing component.

Professional services:

These services include training, implementation, data conversion, data migration and ongoing support.

For all of the above revenue streams, revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

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

The Company provides group purchasing services which enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Referral fees from the pharmaceutical companies are paid to MTBC either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

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

Our practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time; however, for reporting and convenience purposes, the management fee is computed at each month end.

Information about contract balances:

The contract assets in the condensed consolidated balance sheets represent the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of March 31, 2020, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $2.5 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $366,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $2.9 million and $2.4 million as of March 31, 2020 and 2019, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the three months ended March 31, 2020 and 2019:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Balance as of January 1, 2020	$6,995,343	$2,385,334	$20,277	$18,745
CareCloud acquisition	2,298,716	537,722	-	269,250
Increase (Decrease), net	21,352	(38,319)	3,510	(92,206)
Balance as of March 31, 2020	$9,315,411	$2,884,737	$23,787	$195,789
Balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
Increase (Decrease), net	476,393	(252,317)	(4,001)	266
Balance as of March 31, 2019	$7,807,867	$2,356,314	$21,354	$19,215

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years for contracts entered into by MTBC and four years for contracts entered into by CareCloud. Deferred commissions were approximately $411,000 and $77,000 at March 31, 2020 and 2019, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. During 2018, an additional 200,000 of preferred shares were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). As of March 31, 2020, 94,522 shares of common stock and 85,157 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Preferred Stock upon a change in control.

Common and preferred stock RSUs

In January 2020, the Compensation Committee approved executive bonuses to be paid in shares of Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2020. The actual amount will be settled in early 2021 based on the achievement of the specified criteria. For the three months ended March 31, 2020, an expense of approximately $300,000, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the three months ended March 31, 2020:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	-	44,000
Vested	(262,656)	(44,800)
Forfeited	(10,120)	-
Outstanding and unvested shares at March 31, 2019	656,571	44,000

Outstanding and unvested shares at January 1, 2020	451,085	44,000
Granted	326,175	44,000
Vested	(176,334)	(44,000)
Forfeited	(18,958)	-
Outstanding and unvested shares at March 31, 2020	581,968	44,000

Of the total outstanding and unvested common stock RSUs at March 31, 2020, 554,968 RSUs are classified as equity and 27,000 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $376,000 and $741,000 at March 31, 2020 and December 31, 2019, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2020 and 2019:

Stock-based compensation included in the	Three Months Ended March 31,
consolidated statements of operations:	2020	2019
Direct operating costs	$170,501	$50,650
General and administrative	851,470	696,422
Research and development	76,349	5,481
Selling and marketing	208,984	4,972
Total stock-based compensation expense	$1,307,304	$757,525

12.	INCOME TAXES

The income tax expense for the three months ended March 31, 2020 was approximately $30,000, comprised of a current tax expense of $15,000 and a deferred tax expense of $15,000. The current income tax provision for the three months ended March 31, 2019 was approximately $15,000 and the deferred tax benefit was $56,000.

The current income tax provision for the three months ended March 31, 2020 and 2019 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three months ended March 31, 2020 and 2019 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

Although the Company is forecasting a return to profitability, it has incurred cumulative losses which make realization of deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of March 31, 2020 and December 31, 2019.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2020, and December 31, 2019, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $1 million and $307,000 as of March 31, 2020 and 2019, respectively, is a Level 3 liability. The fair value of the contingent consideration at March 31, 2019 and 2018 were primarily driven by changes in revenue estimates related to the Company’s acquisitions, the passage of time and the associated discount rate. Due to the number of factors used to determine contingent consideration, it is not possible to determine a range of outcomes.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2020	2019
Balance - January 1,	$-	$526,432
Acquisition	1,050,000	-
Change in fair value	-	(64,203)
Payments	-	(154,844)
Balance - March 31,	$1,050,000	$307,385

14.	SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Practice Management segment includes the management of three medical practices and starting April 1, 2019, certain practice management services are being provided to a fourth practice. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020. The following tables present revenues, operating expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2020
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$18,840,865	$3,026,304	$-	$21,867,169
Operating expenses:
Direct operating costs	11,165,926	2,400,804	-	13,566,730
Selling and marketing	1,572,772	8,581	-	1,581,353
General and administrative	3,880,222	556,508	1,155,995	5,592,725
Research and development	2,333,126	-	-	2,333,126
Depreciation and amortization	1,253,289	79,497	-	1,332,786
Impairment charges	297,651	-	-	297,651
Total operating expenses	20,502,986	3,045,390	1,155,995	24,704,371
Operating (loss) income	$(1,662,121)	$(19,086)	$(1,155,995)	$(2,837,202)

	Three Months Ended March 31, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$12,119,744	$2,960,467	$-	$15,080,211
Operating expenses:
Direct operating costs	7,474,454	2,373,086	-	9,847,540
Selling and marketing	351,951	9,448	-	361,399
General and administrative	2,462,403	396,370	1,303,303	4,162,076
Research and development	254,656	-	-	254,656
Change in contingent consideration	(64,203)	-	-	(64,203)
Depreciation and amortization	677,987	78,753	-	756,740
Total operating expenses	11,157,248	2,857,657	1,303,303	15,318,208
Operating income (loss)	$962,496	$102,810	$(1,303,303)	$(237,997)

15.	SUBSEQUENT EVENT

During April 2020, the Company sold 828,000 shares of its Series A Preferred Stock and received net proceeds of approximately $19.1 million, before issuance expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three months ended March 31, 2020 and 2019, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the State of New Jersey, together with foreign jurisdictions in which we have operations centers, have declared a state of emergency related to the spread of COVID-19.

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations in the Company’s first quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. The Company has expanded its tele-health operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. The pandemic may have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on future developments, and such effects could exist for an extended period of time even after the pandemic might end. See Item 1A. “Risk Factors” below for additional details.

Overview

MTBC, Inc., together with its consolidated subsidiaries (“MTBC” or the “Company”), is a healthcare information technology company that provides a suite of proprietary web-based solutions and business services to healthcare providers. Our integrated Software-as-a-Service (“SaaS”) platform and business services are designed to help our clients increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

Healthcare IT:

●	Revenue cycle management (“RCM”) services;

○	Proprietary, healthcare IT solutions, which are part of our RCM services, including:

■	Electronic health records,
■	Practice management software and related tools,
■	Mobile Health (“mHealth”) solutions,
■	Telehealth solutions,
■	Healthcare claims clearinghouse, and
■	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Group purchasing services.

Practice Management Services:

●	Comprehensive practice management services.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 450 experienced health industry experts throughout the United States, who are supported by our highly educated and specialized offshore workforce of approximately 2,500 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model has also allowed us to become a leading consolidator in our industry sector, in which we have gained a reputation for being able to acquire and transform distressed competitors into profitable operations of MTBC.

Adoption of our RCM solutions requires little or no upfront expenditure by a practice. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients because the vast majority of our revenues are based on a percentage of our clients’ collections. The standard fee for our complete, integrated, end-to-end solution is among the lowest in the industry. We currently provide services to more than 15,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,000 independent medical practices and hospitals.

During April 2019, the Company acquired substantially all of the revenue cycle management business of Etransmedia Technology, Inc. and its subsidiaries (together “Etransmedia”) through MTBC’s wholly owned subsidiary MTBC-Med, Inc. The Etransmedia acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff. The Company paid $1.6 million in cash for the acquisition.

On January 8, 2020, through a merger with a subsidiary, the Company acquired CareCloud Corporation (“CareCloud”), which has developed a highly acclaimed cloud-based platform including EHR, PM and patient experience capabilities. The Company paid $11.9 million in cash, assumed a working capital deficiency of approximately $5.1 million and issued 760,000 shares of the Company’s Series A Preferred Stock and two million warrants for the purchase of the Company’s common stock at prices ranging from $7.50 to $10.00 per share.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 11% and 18% of total expenses for the three months ended March 31, 2020 and 2019, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% for both the three months ended March 31, 2020 and 2019). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net revenue	$21,867	$15,080

GAAP net loss	(2,502)	(296)

Provision (benefit) for income taxes	30	(41)
Net interest expense	80	17
Foreign exchange (gain) loss / other expense	(424)	244
Stock-based compensation expense	1,307	758
Depreciation and amortization	1,333	757
Transaction and integration costs	645	205
Impairment charges	298	-
Change in contingent consideration	-	(64)
Adjusted EBITDA	$767	$1,580

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Net revenue	$21,867	$15,080

GAAP net loss	(2,502)	(296)
Provision (benefit) for income taxes	30	(41)
Net interest expense	80	17
Other (income) expense - net	(445)	82
GAAP operating loss	(2,837)	(238)
GAAP operating margin	(13.0)%	(1.6)%

Stock-based compensation expense	1,307	758
Amortization of purchased intangible assets	1,015	486
Transaction and integration costs	645	205
Impairment charges	298	-
Change in contingent consideration	-	(64)
Non-GAAP adjusted operating income	$428	$1,147
Non-GAAP adjusted operating margin	2.0%	7.6%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment charges;
●	Changes in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
GAAP net loss	$(2,502)	$(296)

Foreign exchange (gain) loss / other expense	(424)	244
Stock-based compensation expense	1,307	758
Amortization of purchased intangible assets	1,015	486
Transaction and integration costs	645	205
Impairment charges	298	-
Change in contingent consideration	-	(64)
Income tax expense (benefit) related to goodwill	15	(56)
Non-GAAP adjusted net income	$354	$1,277

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2020	2019
GAAP net loss attributable to common shareholders, per share	$(0.42)	$(0.15)
Impact of preferred stock dividend	0.22	0.13
Net loss per end-of-period share	(0.20)	(0.02)

Foreign exchange (gain) loss / other expense	(0.03)	0.02
Stock-based compensation expense	0.11	0.06
Amortization of purchased intangible assets	0.08	0.04
Transaction and integration costs	0.05	0.02
Impairment charges	0.02	-
Change in contingent consideration	-	(0.01)
Income tax expense (benefit) related to goodwill	0.00	(0.00)
Non-GAAP adjusted net income per share	$0.03	$0.11

End-of-period shares	12,367,293	12,009,742

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of March 31, 2020 and 2019. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of March 31, 2020, we provided services to an estimated universe of more than 15,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,000 independent medical practices and hospitals. In addition, we served approximately 160 clients who were not medical practices, but are service organizations who serve the healthcare community. As of March 31, 2019, we served approximately more than 11,000 providers representing approximately 1,800 practices. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These bundled fees are classified as revenue cycle management revenue. These services accounted for approximately 60% and 70% of our revenues during the three months ended March 31, 2020 and 2019, respectively. Software-as-a-service fees, for clients not utilizing revenue cycle management services, accounted for approximately 17% of revenue during the three months ended March 31, 2020. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 9% of revenues for both the three months ended March 31, 2020 and 2019.

We earned approximately 14% and 20% of our revenue from practice management services during the three months ended March 31, 2020 and 2019, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment.

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

Impairment Charges. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. The Company is marketing the facility for sublease but has recorded an impairment for the remainder of the lease term.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2020 and December 31, 2019.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Leases:

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheet at March 31, 2020. The Company does not have any finance leases.

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

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2020	2019
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	62.0%	65.3%
Selling and marketing	7.2%	2.4%
General and administrative	25.6%	27.6%
Research and development	10.7%	1.7%
Change in contingent consideration	0.0%	(0.4)%
Depreciation and amortization	6.1%	5.0%
Impairment charges	1.4%	0.0%
Total operating expenses	113.0%	101.6%

Operating loss	(13.0)%	(1.6)%

Interest expense - net	0.4%	0.1%
Other income (expense) - net	2.0%	(0.5)%
Loss before income taxes	(11.4)%	(2.2)%
Income tax provision (benefit)	0.1%	(0.3)%
Net loss	(11.5)%	(1.9)%

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percent
Net revenue	$21,867,169	$15,080,211	$6,786,958	45%

Net Revenue. Net revenue of $21.9 million for the three months ended March 31, 2020 increased by $6.8 million or 45% from revenue of $15.1 million for the three months ended March 31, 2019. Revenue for the three months ended March 31, 2020 includes approximately $1.2 million and $7.6 million respectively, from customers acquired in the Etransmedia and CareCloud acquisitions. Revenue for the three months ended March 31, 2020 includes $13.2 million relating to RCM services, $3.0 million for practice management services and $3.6 million related to SaaS services.

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percent
Direct operating costs	$13,566,730	$9,847,540	$3,719,190	38%
Selling and marketing	1,581,353	361,399	1,219,954	338%
General and administrative	5,592,725	4,162,076	1,430,649	34%
Research and development	2,333,126	254,656	2,078,470	816%
Change in contingent consideration	-	(64,203)	64,203	(100)%
Depreciation	274,381	207,617	66,764	32%
Amortization	1,058,405	549,123	509,282	93%
Impairment charges	297,651	-	297,651	100%
Total operating expenses	$24,704,371	$15,318,208	$9,386,163	61%

Direct Operating Costs. Direct operating costs of $13.6 million for the three months ended March 31, 2020 increased by $3.7 million or 38% compared to direct operating costs of $9.8 million for the three months ended March 31, 2019, respectively. During the three months ended March 31, 2020, salary costs increased by $1.2 million, and outsourcing and processing costs increased by $1.9 million. Facilities costs increased by $83,000 for the three months ended March 31, 2020 and medical supplies for the managed practices increased by $336,000 for the three months ended March 31, 2020. The increase in the costs for the three months ended March 31, 2020 were primarily related to the Etransmedia and CareCloud acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $1.6 million for the three ended March 31, 2020 increased by $1.2 million or 338% from selling and marketing expense of $361,000 for the three months ended March 31, 2019. The increase was primarily related to additional salary expense as a result of the CareCloud acquisition.

General and Administrative Expense. General and administrative expense of $5.6 million for the three months ended March 31, 2020 increased by $1.4 million or 34% compared to the same period in 2019. The increase in general and administrative expense was primarily related to additional salaries, facility costs and professional fees as a result of the Etransmedia and CareCloud acquisitions.

Research and Development Expense. Research and development expense of $2.3 million for the three months ended March 31, 2020 increased by $2.1 million from research and development expense of $255,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company capitalized approximately $1.6 million of development costs in connection with its internal-use software.

Contingent Consideration. There was no change in contingent consideration for the three months ended March 31, 2020, compared to ($64,000) for three months ended March 31, 2019, which resulted from favorable settlements of the amount due to the owners of companies previously acquired during 2019.

Depreciation. Depreciation of $274,000 for the three months ended March 31, 2020 increased by $67,000 or 32% from depreciation of $208,000 for the three months ended March 31, 2019, primarily due to the property and equipment acquired as part of the Etransmedia and CareCloud acquisitions.

Amortization Expense. Amortization expense of $1.1 million for the three months ended March 31, 2020 increased by $509,000 or 93% from amortization expense of $549,000 for the three months ended March 31, 2019. The increase was primarily related to the intangible assets acquired from the Etransmedia and CareCloud acquisitions.

Impairment Charges. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. The Company is marketing the facility for sublease.

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	Percent
Interest income	$37,757	$78,200	$(40,443)	(52)%
Interest expense	(117,545)	(95,396)	(22,149)	23%
Other income (expense) - net	445,143	(81,030)	526,173	(649)%
Income tax provision (benefit)	29,923	(40,532)	70,455	(174)%

Interest Income. Interest income of $38,000 for the three months ended March 31, 2020 decreased by $40,000 or 52% from interest income of $78,000 for the three months ended March 31, 2019. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $118,000 for the three months ended March 31, 2020, increased by $22,000 or 23% from interest expense of $95,000 for the three months ended March 31, 2019. The increase was primarily due to the utilization of line of credit. Interest expense includes the amortization of deferred financing costs, which was $48,000 each during the three months ended March 31, 2020 and 2019.

Other (Expense) Income - net. Other income - net was $445,000 for the three months ended March 31, 2020, compared to other expense - net of $81,000 for the three months ended March 31, 2019. Other income primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the condensed consolidated statements of operations.

Income Tax Provision (Benefit). The provision for income taxes was $30,000 for the three months ended March 31, 2020, compared to an income tax benefit of $41,000 for the three months ended March 31, 2019. As a result of the Company incurring a tax loss for 2020 and 2019, which has an indefinite life under the current tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2020 and 2019. The current income tax provision for the three months ended March 31, 2020 was approximately $15,000 and primarily relates to state minimum taxes and foreign income taxes. Although the Company is forecasting a return to profitability, it has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2020 and 2019.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement.

During the three months ended March 31, 2020, there was negative cash flow from operations of approximately $3.9 million, primarily because the Company assumed approximately $5.1 million of net payables as part of its acquisition of CareCloud. Even though a portion of the purchase price was retained by the Company to pay these expenses which relate to prior periods, these payments are treated as cash used in operations. As of March 31, 2020, the Company had approximately $8.4 million in cash, positive working capital of $5.2 million and $9.75 million drawn on its line of credit.

During April 2020, the Company sold 828,000 shares of its Series A Preferred Stock and received net proceeds of approximately $19.1 million, after issuance expenses. A portion of these proceeds was used to fully repay the line of credit.

During the quarter ended March 31, 2020, the Company paid $11.9 million in cash as part of the CareCloud purchase consideration.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
Net cash (used in) provided by operating activities	$(3,883,414)	$937,509	$(4,820,923)	(514)%
Net cash used in investing activities	(14,033,196)	(510,938)	(13,522,258)	2647%
Net cash provided by (used in) financing activities	6,809,586	(2,586,271)	9,395,857	(363)%
Effect of exchange rate changes on cash	(491,789)	213,864	(705,653)	(330)%
Net decrease in cash	$(11,598,813)	$(1,945,836)	$(9,652,977)	496%

The loss before income taxes was $2.5 million for the three months ended March 31, 2020, which included $1.3 million and of non-cash depreciation and amortization. The loss before taxes for the three months ended March 31, 2019 was $336,000, which included $757,000 of non-cash depreciation and amortization.

Operating Activities

Cash used in operating activities was $3.9 million and cash provided by operating activities was $938,000 during the three months ended March 31, 2020 and March 31, 2019, respectively. The increase in the net loss of $2.2 million for the three months ended March 31, 2020 as compared to the same period in 2019 included the following changes in non-cash items: an increase in depreciation and amortization expense of $730,000, an increase in stock based compensation expense of $550,000, a change in the provision (benefit) for deferred income taxes of $70,000 and an increase in interest expense of $47,000.

The net change in operating assets and liabilities was $3.9 million. Accounts payable, accrued compensation and accrued expenses decreased by $4.5 million for the three months ended March 31, 2020 compared to a decrease of $765,000 for the three months ended March 31, 2019 as the Company paid past due amounts from the CareCloud acquisition. Accounts receivable decreased by $302,000 for the three months ended March 31, 2020, compared with a decrease of $481,000 for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $539,000 and $511,000 for the three months ended March 31, 2020 and 2019, respectively. The capital expenditures for the three months ended March 31, 2020 and 2019 primarily represented computer equipment purchased for the Pakistan office. Software development costs of $1.6 million for the three months ended March 31, 2020 were capitalized in connection with the development of software for providing revenue cycle management services and software-as-a-service offerings.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 was $6.8 million and cash used in financing activities was $2.6 million for the three months ended March 31, 2019. Cash used in financing activities during the three months ended March 31, 2020 included $2.0 million of preferred stock dividends, $139,000 of repayments for debt obligations and $820,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for three months ended March 31, 2019 included $1.5 million of preferred stock dividends, $85,000 of repayment for debt obligations and $872,000 of tax withholding obligations paid in connection with stock awards issued to employees. During the three months ended March 31, 2020, the Company drew the full amount available under its credit line of $9.75 million due to the uncertainty of the effect COVID-19 would have on its cash flows. There were no bank debt repayments during the three months ended March 31, 2020.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of March 31, 2020. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 8, Commitments And Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factor noted below, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.

We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (“COVID-19”). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the State of New Jersey, together with foreign jurisdictions in which we have operations centers, have declared a state of emergency related to the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. These challenges have been, and are anticipated to continue being, particularly difficult to manage in foreign jurisdictions in which we have offices due to, among other things, a reduced ability to enable efficient and secure work-from-home.

Health care organizations around the world, including our health care provider customers, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will disproportionately harm the results of operations, liquidity and financial condition of these health care organizations and our health care provider customers. To the extent such health care provider customers experience challenges and difficulties, it will adversely affect our business operation and results of operations. We note, for example, that approximately 60% of our revenue is directly tied to the cash collected by our health care provider customers, which means that our short-term revenue has and is expected to decline as less patients visit their doctors during periods of social distancing. Further, a recession or prolonged economic contraction as a result of COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere which may continue even after the pandemic. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

The widespread COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and uncertainty in U.S and international financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock and Preferred Stock.

The global outbreak of COVID-19 continues to rapidly evolve. We have taken steps intended to mitigate the effects of the pandemic and to protect our global workforce including, but not limited to: moving a significant portion of our workforce to remote operations, enacting social distancing and hygiene guidelines set forth by the Centers for Disease Control and Prevention and World Health Organization at our offices, and discontinuing company travel and events, among others. Although we believe we have taken the appropriate actions, we cannot guarantee that these measures will mitigate all or any negative effects of the pandemic. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on our business, results of operations and financial condition, including due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic and the governmental responses to the pandemic. However, we will continue to monitor the COVID-19 situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the acquisition of CareCloud, on January 8, 2020, 760,000 shares of the Company’s Series A Preferred Stock were issued as partial consideration to Runway Growth Credit Fund Inc. (“Runway”), the seller. Of these 760,000 shares of the Company’s Series A Preferred Stock, 160,000 shares will be held in escrow for up to 24 months, and an additional 100,000 shares will be held in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. Shares net of such losses will be released upon joint instruction of the Company and Runway in accordance with the applicable escrow period. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act as it was a transaction by the Company not involving any public offering. These shares are currently unregistered and will be registered by the Company during the second quarter of 2020.

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

MTBC, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date: May 14, 2020

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: May 14, 2020

