Form 10-Q
period 2020-06-30
MTBC, Inc.
filed 2020-08-13
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At August 6, 2020, the registrant had 12,644,575 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2020. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisitions of CareCloud Corporation, Meridian Medical Management and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and Stephen Snyder as Chief Executive Officer, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the recent spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the U.S., we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MTBC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,532,436	$19,994,134
Accounts receivable - net of allowance for doubtful accounts of $490,000 and $256,000 at June 30, 2020 and December 31, 2019, respectively	11,205,854	6,995,343
Contract asset	3,427,832	2,385,334
Inventory	309,530	491,088
Current assets - related party	13,200	13,200
Prepaid expenses and other current assets	3,510,619	1,123,036
Total current assets	30,999,471	31,002,135
Property and equipment - net	3,830,274	2,907,516
Operating lease right-of-use assets	8,358,549	3,526,315
Intangible assets - net	31,793,037	5,977,225
Goodwill	49,708,210	12,633,696
Other assets	1,225,181	356,578
TOTAL ASSETS	$125,914,722	$56,403,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,075,637	$3,490,834
Accrued compensation	3,332,984	1,836,309
Accrued expenses	5,857,704	2,111,515
Operating lease liability (current portion)	4,689,790	1,688,772
Deferred revenue (current portion)	1,009,561	20,277
Accrued liability to related party	663	663
Notes payable (current portion)	128,891	283,675
Contingent consideration	1,000,000	-
Dividend payable	3,193,937	1,745,791
Total current liabilities	28,289,167	11,177,836
Notes payable	54,294	83,275
Borrowings under line of credit	9,750,000	-
Deferred payroll taxes	510,873	-
Operating lease liability	7,592,536	2,040,772
Deferred revenue	206,721	18,745
Deferred tax liability	144,512	244,512
Total liabilities	46,548,103	13,565,140
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at June 30, 2020 and December 31, 2019; issued and outstanding 4,360,998 and 2,539,325 shares at June 30, 2020 and December 31, 2019, respectively	4,361	2,539
Common stock, $0.001 par value - authorized 29,000,000 shares at June 30, 2020 and December 31, 2019; issued 13,195,490 and 12,978,485 shares at June 30, 2020 and December 31, 2019, respectively; 12,454,691 and 12,237,686 shares outstanding at June 30, 2020 and December 31, 2019, respectively	13,196	12,979
Additional paid-in capital	113,798,155	69,403,366
Accumulated deficit	(32,369,820)	(25,075,545)
Accumulated other comprehensive loss	(1,417,273)	(843,014)
Less: 740,799 common shares held in treasury, at cost at June 30, 2020 and December 31, 2019	(662,000)	(662,000)
Total shareholders’ equity	79,366,619	42,838,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$125,914,722	$56,403,465

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET REVENUE	$19,578,790	$16,749,499	$41,445,958	$31,829,710
OPERATING EXPENSES:
Direct operating costs	12,556,674	11,396,395	26,123,404	21,243,935
Selling and marketing	1,625,045	382,557	3,206,398	743,956
General and administrative	5,392,857	5,143,754	10,985,582	9,305,830
Research and development	2,146,325	218,408	4,479,451	473,064
Change in contingent consideration	-	-	-	(64,203)
Depreciation and amortization	2,404,915	836,161	3,737,701	1,592,901
Impairment and unoccupied lease charges	63,175	-	360,826	-
Total operating expenses	24,188,991	17,977,275	48,893,362	33,295,483
OPERATING LOSS	(4,610,201)	(1,227,776)	(7,447,404)	(1,465,773)
OTHER:
Interest income	3,924	67,497	41,681	145,697
Interest expense	(146,236)	(100,562)	(263,781)	(195,958)
Other (expense) income - net	(114,330)	545,221	330,813	464,191
LOSS BEFORE PROVISION FOR INCOME TAXES	(4,866,843)	(715,620)	(7,338,691)	(1,051,843)
Income tax (benefit) provision	(74,338)	55,352	(44,415)	14,820
NET LOSS	$(4,792,505)	$(770,972)	$(7,294,276)	$(1,066,663)

Preferred stock dividend	3,276,917	1,486,706	5,919,833	2,979,406
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,069,422)	$(2,257,678)	$(13,214,109)	$(4,046,069)

Net loss per common share: basic and diluted	$(0.65)	$(0.19)	$(1.07)	$(0.34)
Weighted-average common shares used to compute basic and diluted loss per share	12,395,197	12,022,143	12,353,007	11,984,284

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
NET LOSS	$(4,792,505)	$(770,972)	$(7,294,276)	$(1,066,663)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	16,027	(762,563)	(574,259)	(553,218)
COMPREHENSIVE LOSS	$(4,776,478)	$(1,533,535)	$(7,868,535)	$(1,619,881)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Treasury	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	(Common) Stock	Equity
Balance - January 1, 2020	2,539,325	$2,539	12,978,485	$12,979	$69,403,366	$(25,075,545)	$(843,014)	$(662,000)	$42,838,325
Net loss	-	-	-	-	-	(2,501,770)	-	-	(2,501,770)
Foreign currency translation adjustment	-	-	-	-	-	-	(590,286)	-	(590,286)
Issuance of stock under the Amended and Restated Equity Incentive Plan	28,870	29	129,607	129	(158)	-	-	-	-
Issuance of preferred stock in connection with the CareCloud acquisition	760,000	760	-	-	18,999,240	-	-	-	19,000,000
Stock-based compensation, net of cash settlements	-	-	-	-	793,606	-	-	-	793,606
Issuance of warrants in connection with the CareCloud acquisition	-	-	-	-	300,000	-	-	-	300,000
Preferred stock dividends	-	-	-	-	(2,642,916)	-	-	-	(2,642,916)
Balance - March 31, 2020	3,328,195	$3,328	13,108,092	$13,108	$86,853,138	$(27,577,315)	$(1,433,300)	$(662,000)	$57,196,959

Balance - April 1, 2020	3,328,195	$3,328	13,108,092	$13,108	$86,853,138	$(27,577,315)	$(1,433,300)	$(662,000)	$57,196,959
Net loss	-	-	-	-	-	(4,792,505)	-	-	(4,792,505)
Foreign currency translation adjustment	-	-	-	-	-	-	16,027	-	16,027
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,803	5	87,398	88	(93)	-	-	-	-
Issuance of preferred stock in connection with the Meridian acquisition	200,000	200	-	-	4,999,800	-	-	-	5,000,000
Issuance of preferred stock, net of fees and expenses	828,000	828			19,013,319				19,014,147
Stock-based compensation, net of cash settlements	-	-	-	-	1,438,908	-	-	-	1,438,908
Issuance of warrants in connection with the Meridian acquisition	-	-	-	-	4,770,000	-	-	-	4,770,000
Preferred stock dividends	-	-	-	-	(3,276,917)	-	-	-	(3,276,917)
Balance - June 30, 2020	4,360,998	$4,361	13,195,490	$13,196	$113,798,155	$(32,369,820)	$(1,417,273)	$(662,000)	$79,366,619

Balance- January 1, 2019	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(295,691)	-	-	(295,691)
Foreign currency translation adjustment	-	-	-	-	-	-	209,345	-	209,345
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,160	26	179,984	180	(206)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	523,556	-	-	-	523,556
Tax withholding obligations on stock issued to employees	-	-	-	-	(800,271)	-	-	-	(800,271)
Preferred stock dividends	-	-	-	-	(1,492,700)	-	-	-	(1,492,700)
Balance - March 31, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593

Balance- April 1, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593
Net loss	-	-	-	-	-	(770,972)	-	-	(770,972)
Foreign currency translation adjustment	-	-	-	-	-	-	(762,563)	-	(762,563)
Issuance of stock under the Amended and Restated Equity Incentive Plan	-	-	18,500	18	(18)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	473,387	-	-	-	473,387
Tax withholding obligations on stock issued to employees	-	-	-	-	(58,536)	-	-	-	(58,536)
Preferred stock dividends	-	-	-	-	(1,486,706)	-	-	-	(1,486,706)
Balance - June 30, 2019	2,162,449	$2,162	12,769,041	$12,769	$62,300,966	$(25,270,408)	$(1,974,286)	$(662,000)	$34,409,203

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(7,294,276)	$(1,066,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,643,377	1,627,296
Lease amortization	1,337,677	943,028
Deferred revenue	933	(9,719)
Provision for doubtful accounts	284,661	92,061
Benefit for deferred income taxes	(100,000)	(15,180)
Foreign exchange gain	(332,615)	(295,487)
Interest accretion	331,120	258,735
Gain on sale of assets	-	(26,213)
Stock-based compensation expense	3,188,008	1,550,188
Change in contingent consideration	-	(64,203)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,603,580	267,850
Contract asset	343,434	274,129
Inventory	181,558	41,867
Other assets	(523,744)	571,468
Accounts payable and other liabilities	(5,592,433)	(836,228)
Net cash (used in) provided by operating activities	(2,928,720)	3,312,929
INVESTING ACTIVITIES:
Capital expenditures	(816,538)	(904,220)
Capitalized software	(2,621,867)	-
Cash paid for acquisitions (net)	(23,716,250)	(1,600,000)
Net cash used in investing activities	(27,154,655)	(2,504,220)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(4,471,687)	(2,961,422)
Settlement of tax withholding obligations on stock issued to employees	(1,048,229)	(932,465)
Repayments of notes payable, net	(185,723)	(181,457)
Contingent consideration payments	-	(182,664)
Proceeds from line of credit	19,500,000	-
Repayment from line of credit	(9,750,000)	-
Net proceeds from issuance of preferred stock	19,014,147	-
Net cash provided by (used in) financing activities	23,058,508	(4,258,008)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(436,831)	(440,158)
NET DECREASE IN CASH	(7,461,698)	(3,889,457)
CASH - beginning of the period	19,994,134	14,472,483
CASH - end of the period	$12,532,436	$10,583,026
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in connection with CareCloud and Meridian acquisitions	$24,000,000	$-
Vehicle financing obtained	$28,473	$24,909
Dividends declared, not paid	$3,193,937	$1,486,709
Warrants issued	$5,070,000	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$61,552	$35,862
Interest	$110,691	$28,085

See notes to condensed consolidated financial statements.

MTBC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS JUNE 30, 2020 AND 2019 (UNAUDITED)

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

MTBC was founded in 1999 and incorporated under the laws of the State of Delaware in 2001. In 2004, MTBC formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of MTBC based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of MTBC. In 2016, MTBC formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, MTBC formed MTBC Health, Inc. (“MHI”) and MTBC Practice Management, Corp. (“MPM”), each a Delaware corporation in connection with MTBC’s acquisition of substantially all of the revenue cycle management, practice management and group purchasing organization assets of Orion Healthcorp, Inc. and 13 of its affiliates (together, “Orion”). MHI is a direct, wholly owned subsidiary of MTBC, and was formed to own and operate the revenue cycle management and group purchasing organization businesses acquired from Orion. MPM is a wholly owned subsidiary of MHI and was formed to own and operate the practice management business acquired from Orion. In March 2019, MTBC formed MTBC-Med, Inc. (“MED”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of Etransmedia Technology, Inc. and its subsidiaries (“Etransmedia”). In January 2020, MTBC purchased CareCloud Corporation. In June 2020, MTBC purchased Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”). See Note 3.

During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2020, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2020, the results of operations for the three months and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

3. ACQUISITIONS

2020 Acquisition

On June 16, 2020, MTBC entered into a Stock Purchase Agreement with Meridian Billing Management Co., a Vermont corporation, Origin Holdings, Inc., a Delaware corporation and GMM II Holdings, LLC, a Delaware limited liability company (“Seller”), pursuant to which MTBC purchased all of the issued and outstanding capital stock of Meridian from the Seller. Meridian is in the business of providing medical billing, revenue cycle management, electronic medical records, medical coding and related services. These revenues have been included in the Company’s Healthcare IT segment. The acquisition has been accounted for as a business combination.

The total consideration paid at closing was $11.9 million, net of cash received, 200,000 shares of the Company’s Preferred Stock plus warrants to purchase 2,250,000 shares of the Company’s common stock, with an exercise price per share of $7.50 and a term of two years. The Company also assumed Meridian’s negative net working capital and certain long-term lease liabilities where the leased space is either not being utilized or will be vacated shortly, with an aggregate value of approximately $4.8 million.

A summary of the total consideration is as follows:

Meridian Purchase Price

Cash	$11,863,724
Preferred stock	5,000,000
Warrants	4,770,000
Total purchase price	$21,633,724

Of the Preferred Stock consideration, 100,000 shares will be held in escrow for up to one month pending completion of technical migration and customer acceptance. Shares net of such losses will be released upon the joint instruction of the Company and the seller in accordance with the applicable escrow terms. Such shares are entitled to the monthly dividend, which will be paid when, and if, the shares are released. The Company accrues the dividend monthly on the Preferred Stock held in escrow. The shares held in escrow were released on August 3, 2020.

The Company’s Preferred Stock and warrants issued as part of the acquisition consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company has agreed to register for resale under the Securities Act the Preferred Stock and the securities underlying the warrants.

The Meridian acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from Meridian. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation by the end of the third quarter and is finalizing the projections and the valuation of the acquired assets and assumed liabilities. The preliminary purchase price allocation for Meridian is summarized as follows:

Accounts receivable	$3,800,037
Prepaid expenses	703,732
Contract asset	881,111
Property and equipment	425,993
Operating lease right-of-use assets	2,805,993
Customer relationships	11,900,000
Technology	900,000
Goodwill	14,206,436
Accounts payable	(3,373,212)
Accrued expenses & compensation	(3,591,380)
Deferred revenue	(907,077)
Operating lease liabilities	(6,054,659)
Other current liabilities	(63,250)
Total preliminary purchase price allocation	$21,633,724

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

The weighted-average amortization period of the acquired intangible assets is approximately four years.

Revenue earned from the clients obtained from the Meridian acquisition was approximately $1.3 million during the three and six months ended June 30, 2020.

On January 8, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CareCloud Corporation, a Delaware corporation (“CareCloud”), MTBC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Runway Growth Credit Fund Inc. (“Runway”), solely in its capacity as a seller representative, pursuant to which Merger Sub merged with and into CareCloud (the “Merger”), with CareCloud surviving as a wholly-owned subsidiary of the Company. The Merger became effective simultaneously with the execution of the Merger Agreement. The acquisition has been accounted for as a business combination.

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

A summary of the total consideration is as follows:

CareCloud Purchase Price

Cash	$11,852,526
Preferred stock	19,000,000
Warrants	300,000
Contingent consideration	1,000,000
Total purchase price	$32,152,526

Of the Preferred Stock consideration, 160,000 shares were placed in escrow for up to 24 months, and an additional 100,000 shares were placed in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. Shares net of such losses will be released upon the joint instruction of the Company and Runway in accordance with the applicable escrow terms. Such shares are entitled to the monthly dividend, which will be paid when, and if, the shares are released. The Company accrues the dividend monthly on the Preferred Stock held in escrow.

During July 2020, it was determined that 55,726 shares of the Preferred Stock would be released from escrow, returned to the Company and cancelled. Dividends previously accrued on these shares of $102,166 were reversed as of June 30, 2020, since the amounts will not need to be paid. The remaining shares continue to be held in escrow.

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

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from CareCloud. The following table summarizes the purchase price allocation:

Accounts receivable	$2,298,716
Prepaid expenses	1,277,990
Contract asset	537,722
Property and equipment	402,970
Operating lease right-of-use assets	2,858,626
Customer relationships	8,000,000
Trademark	800,000
Software	4,800,000
Goodwill	22,868,078
Other long term assets	539,560
Accounts payable	(6,942,710)
Accrued expenses	(2,080,977)
Current loan payable	(79,655)
Operating lease liabilities	(2,858,544)
Deferred revenue	(269,250)
Total purchase price allocation	$32,152,526

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

Revenue earned from the clients obtained from the CareCloud acquisition was approximately $7.5 million during the three months ended June 30, 2020 and approximately $15.1 million during the six months ended June 30, 2020.

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

Revenue earned from the clients obtained from the Etransmedia acquisition was approximately $993,000 during the three months ended June 30, 2020 and approximately $2.2 million during the six months ended June 30, 2020.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the Etransmedia, CareCloud and Meridian acquisitions occurred on January 1, 2019. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $6.7 million and $18.3 million of additional revenue primarily recorded by Meridian for the three and six months ended June 30, 2020, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in thousands except per share amounts)
Total revenue	$26,239	$38,055	$59,654	$75,847
Net loss	$(6,472)	$(6,949)	$(9,702)	$(17,749)
Net loss attributable to common shareholders	$(9,749)	$(8,436)	$(15,622)	$(20,728)
Net loss per common share	$(0.79)	$(0.70)	$(1.26)	$(1.73)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019
Beginning gross balance	$12,633,696	$12,593,795
Acquisitions	37,074,514	39,901
Ending gross balance	$49,708,210	$12,633,696

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Contracts and relationships acquired	$43,497,300	$23,597,300
Capitalized software	7,824,576	538,012
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	3,263,552	1,489,458
Total intangible assets	55,821,805	26,861,147
Less: Accumulated amortization	24,028,768	20,883,922
Intangible assets - net	$31,793,037	$5,977,225

Amortization expense was approximately $3.2 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively, and $2.1 million and $612,000 for the three months ended June 30, 2020 and 2019, respectively. The weighted-average amortization period is currently approximately 4.1 years.

As of June 30, 2020, future amortization scheduled to be expensed is as follows:

Years ending

December 31,
2020 (six months)	$6,173,120
2021	9,790,704
2022	7,716,583
2023	5,269,929
2024	1,192,701
Thereafter	1,650,000
Total	$31,793,037

5. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and Diluted:
Net loss attributable to common shareholders	$(8,069,422)	$(2,257,678)	$(13,214,109)	$(4,046,069)
Weighted-average common shares used to compute basic and diluted loss per share	12,395,197	12,022,143	12,353,007	11,984,284
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.65)	$(0.19)	$(1.07)	$(0.34)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 153,489 warrants granted to Silicon Valley Bank (“SVB”), the 2,000,000 warrants granted in connection with the CareCloud acquisition and the 2,250,000 warrants granted in connection with the Meridian acquisition have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6. Debt

SVB — During October 2017, the Company opened a revolving line of credit with SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. Nothing was drawn on this line of credit as of December 31, 2019. At June 30, 2020, the entire line available of $9,750,000 was drawn, although it was subsequently repaid in full during July, 2020. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%, with a minimum interest rate of 6.5%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six years terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.52% based on the annual renewal.

7. leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019. Each time the Company acquires a business, the ROU assets and the lease liabilities are recorded at fair value as of the date of acquisition. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the six months ended June 30, 2020, a lease impairment of approximately $361,000 was recorded since the Company is no longer using one of its leased facilities and is currently in the process of subleasing the space.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of June 30, 2020, we had 38 leased properties, five in Practice Management and 33 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$834,950	$639,393	$1,634,486	$1,104,621
Short-term lease cost	941	32,425	$10,310	137,976
Variable lease cost	2,062	12,450	$15,534	19,033
Total- net lease cost	$837,953	$684,268	$1,660,330	$1,261,630

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2020 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, net	$8,358,549	$3,526,315

Current operating lease liabilities	$4,689,790	$1,688,772
Non-current operating lease liabilities	7,592,536	2,040,772
Total operating lease liabilities	$12,282,326	$3,729,544

Operating leases:
ROU assets	$9,724,984	$5,467,749
Asset lease expense	(1,337,677)	(1,888,443)
Foreign exchange loss	(28,758)	(52,991)
ROU assets, net	$8,358,549	$3,526,315

Weighted average remaining lease term (in years):
Operating leases	2.81	2.46
Weighted average discount rate:
Operating leases	6.80%	7.05%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$763,733	$646,824	$1,443,066	$1,124,884

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$2,646,511	$1,453,751	$6,263,898	$1,634,041

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,
2020 (six months)	$2,788,605
2021	4,908,064
2022	3,818,759
2023	1,617,221
2024	288,327
2025	54,948
Total lease payments	13,475,924
Less: imputed interest	(1,193,598)
Total lease obligations	12,282,326
Less: current obligations	(4,689,790)
Long-term lease obligations	$7,592,536

As of June 30, 2020, we have one operating lease commitment with a five year term that commences on July 1, 2020 aggregating approximately $31,000.

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

Due to conflicting information provided by RPRWC, it is unclear what the extent of the claimed damages are in this matter which at this time appear to be entirely speculative. According to its arbitration demand, RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. On June 12, 2020, in response to a directive from the arbitrator, RPRWC disclosed a statement of damages to MAC in which it increased its alleged damages from six million, six hundred thousand dollars and costs to twenty million dollars and costs. RPRWC subsequently revised its damages claim downward. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately eleven million dollars plus costs. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MTBC and MAC anticipate the award would be substantially less than the amount claimed.

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

9. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $7,000 and $9,000 for the six months ended June 30, 2020 and 2019 and $2,000 and $5,000 for the three months ended June 30, 2020 and 2019, respectively. As of both June 30, 2020, and December 31, 2019, the receivable balance due from this customer was approximately $1,000 and $2,000, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $73,000 and $64,000 for the six month periods ended June 30, 2020 and 2019 and $32,000 for both the three months ended June 30, 2020 and 2019. As of both June 30, 2020 and December 31, 2019, the Company had a liability outstanding to KAI of approximately $1,000, which is included in accrued liability to related party in the condensed consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at December 31, 2019 and June 30, 2020.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the six months ended June 30, 2020 and 2019 was approximately $93,000 and $94,000, and for both the three months ended June 30, 2020 and 2019 was $46,000 and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the six months ended June 30, 2020, the Company spent a total of approximately $62,000 to upgrade two of the leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both June 30, 2020 and December 31, 2019.

Included in the ROU asset at June 30, 2020 and December 31, 2019 is approximately $418,000 and $566,000, respectively, applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2020 is approximately $263,000 and $164,000, respectively, applicable to the related party leases. At December 31, 2019, the current and non-current operating lease liability applicable to related party leases was approximately $275,000 and $298,000, respectively.

During the first quarter, talkMD Clinicians, PA, a New Jersey corporation was formed to provide telehealth services. This entity is owned by the wife of the Executive Chairman since an entity providing medical services must be owned by a physician. The Company did not have any transactions with this entity during the quarter ended June 30, 2020.

10. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. Under ASC 606, the Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For revenue cycle management services, the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. The selling price of the Company’s services equals the contractual price. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under ASC 606.

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

The following table represents a disaggregation of revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Healthcare IT:
Revenue cycle management services	$11,364,851	$11,366,628	$24,554,814	$21,883,468
SaaS solutions	3,757,078	66,055	7,370,592	106,657
Professional services	397,547	383,336	788,975	718,771
Ancillary services	831,244	930,181	1,552,606	1,429,277
Group purchasing services	189,456	205,066	366,008	405,113
Printing and mailing services	323,827	358,440	752,705	750,100
Clearinghouse and EDI services	262,207	150,869	581,374	286,933
Practice Management:
Practice management services	2,452,580	3,288,924	5,478,884	6,249,391
Total	$19,578,790	$16,749,499	$41,445,958	$31,829,710

Revenue cycle management services:

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. MTBC typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include medical billing services and often include use of practice management software and related tools (on a software-as-a-service (“SaaS”) basis), electronic health records (on a SaaS basis), and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

SaaS Solutions:

Some of the Company’s SaaS solutions were initially developed by CareCloud and Meridian, both of which were acquired during 2020.

The Company’s SaaS solutions which were initially developed and sold by CareCloud include Central, Complete and Breeze. Central is a SaaS subscription service for healthcare practice management. Complete is a SaaS subscription service that combines healthcare practice management with electronic health records. Breeze is a SaaS subscription service providing patient registration and intake solutions.

The Company’s SaaS solutions which were initially developed and sold by Meridian include VertexDr, Precision BI and Microbots. VertexDr is one of the only fully-integrated electronic medical record and practice management systems encompassing appointment scheduling, practice management, electronic prescribing of controlled substances (EPCS), customizable electronic health records, mobile functionality, and automation. Precision BI provides powerful insight into both clinical and financial performance so healthcare providers can optimize revenue, increase productivity and improve patient care. RPA is an industry term for software tools that help automate routine tasks to make them more reliable and efficient. Meridian’s RPA solution, Microbots, are digital assistants that replace mundane, repetitive processes, allowing organizations scalability and increased production in a HIPAA compliant environment.

Under the Company’s SaaS solutions, the Company derives revenue primarily from recurring business subscription fees. The Company typically invoices customers on a monthly basis based on an agreed-upon rate in the sales contract. The Company considers all these services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to customers. Recurring business subscription fees may also include amounts charged to the customer for patient statements and for other services for which reimbursement is based on a fixed fee per patient visit and recognized as revenue as the related services are performed.

Payment terms for the above SaaS solutions are normally between seven and thirty days. Although the contracts typically have stated terms of one or more years, under ASC 606, contracts are considered month-to-month and accordingly, there is no financing component.

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

Other revenue streams:

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

The Company provides printing and mailing services for both revenue cycle management customers and a large non- revenue cycle management customer, and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

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

Information about contract balances:

The contract assets in the condensed consolidated balance sheets represent the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of June 30, 2020, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.1 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $376,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $3.4 million and $2.5 million as of June 30, 2020 and 2019, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the six months ended June 30, 2020 and 2019:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Balance as of January 1, 2020	$6,995,343	$2,385,334	$20,277	$18,745
CareCloud acquisition	2,298,716	537,722	-	269,250
Meridian acquisition	3,800,037	881,111	907,077	-
(Decrease) increase, net	(1,888,242)	(376,335)	82,207	(81,274)
Balance as of June 30, 2020	$11,205,854	$3,427,832	$1,009,561	$206,721
Balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
ETM acquisition	-	139,169	-	-
Increase (decrease), net	187,466	(274,129)	(9,130)	(589)
Balance as of June 30, 2019	$7,518,940	$2,473,671	$16,225	$18,360

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years for contracts entered into by MTBC and four years for contracts entered into by CareCloud. Deferred commissions were approximately $836,000 and $60,000 at June 30, 2020 and 2019, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). During 2018, an additional 200,000 of preferred shares were added to the plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and 300,000 shares of Preferred Stock were added to the plan for future issuance. As of June 30, 2020, 1,733,756 shares of common stock and 380,354 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Preferred Stock upon a change in control.

Common and preferred stock RSUs

In January 2020, the Compensation Committee approved executive bonuses to be paid in shares of Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2020. The actual amount will be settled in early 2021 based on the achievement of the specified criteria. For the six months ended June 30, 2020, an expense of approximately $600,000, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the six months ended June 30, 2020 and 2019:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2020	451,085	44,000
Granted	618,879	44,000
Vested	(326,996)	(44,000)
Forfeited	(50,896)	-
Outstanding and unvested shares at June 30, 2020	692,072	44,000

Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	5,000	44,000
Vested	(319,813)	(44,800)
Forfeited	(12,120)	-
Outstanding and unvested shares at June 30, 2019	602,414	44,000

Of the total outstanding and unvested common stock RSUs at June 30, 2020, 678,572 RSUs are classified as equity and 13,500 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $742,000 and $741,000 at June 30, 2020 and December 31, 2019, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2020 and 2019:

Stock-based compensation included in the	Three Months Ended June 30,		Six Months Ended June 30,
consolidated statements of operations:	2020	2019	2020	2019

Direct operating costs	$258,653	$46,207	$429,154	$96,858
General and administrative	1,217,298	711,050	2,068,767	1,407,471
Research and development	177,768	4,353	254,117	9,834
Selling and marketing	226,987	31,053	435,970	36,025
Total stock-based compensation expense	$1,880,706	$792,663	$3,188,008	$1,550,188

12. INCOME TAXES

The income tax benefit for the three months ended June 30, 2020 was approximately $74,000, comprised of a current tax expense of $41,000 and a deferred tax benefit of $115,000. The income tax benefit for the six months ended June 30, 2020 was approximately $44,000, comprised of a current tax expense of $56,000 and a deferred tax benefit of $100,000.

The current income tax provision for the six months ended June 30, 2020 and 2019 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three and six months ended June 30, 2020 and 2019 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal tax provision has been offset by the indefinite life net operating loss.

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

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of June 30, 2020 and December 31, 2019.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2020, and December 31, 2019, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of approximately $1.0 million and $280,000 as of June 30, 2020 and 2019, respectively, is a Level 3 liability. The fair value of the contingent consideration at June 30, 2020 and 2019 were primarily driven by changes in revenue estimates related to the Company’s acquisitions, the passage of time and the associated discount rate.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2020	2019
Balance - January 1,	$-	$526,432
Acquisition	1,000,000	-
Change in fair value	-	(64,203)
Payments	-	(182,664)
Balance - June 30,	$1,000,000	$279,565

14. SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Practice Management segment includes the management of three medical practices and starting April 1, 2019, certain practice management services are being provided to a fourth practice. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020. The following tables present revenues, operating expenses and operating (loss) income by reportable segment:

	Six Months Ended June 30, 2020
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$35,967,075	$5,478,883	$-	$41,445,958
Operating expenses:
Direct operating costs	21,926,644	4,196,760	-	26,123,404
Selling and marketing	3,189,461	16,937	-	3,206,398
General and administrative	6,894,125	1,024,695	3,066,762	10,985,582
Research and development	4,479,451	-	-	4,479,451
Depreciation and amortization	3,578,708	158,993	-	3,737,701
Impairment and unoccupied lease charges	360,826	-	-	360,826
Total operating expenses	40,429,215	5,397,385	3,066,762	48,893,362
Operating (loss) income	$(4,462,140)	$81,498	$(3,066,762)	$(7,447,404)

	Three Months Ended June 30, 2020
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$17,126,211	$2,452,579	$-	$19,578,790
Operating expenses:
Direct operating costs	10,760,718	1,795,956	-	12,556,674
Selling and marketing	1,616,689	8,356	-	1,625,045
General and administrative	3,013,903	468,187	1,910,767	5,392,857
Research and development	2,146,325	-	-	2,146,325
Depreciation and amortization	2,325,418	79,497	-	2,404,915
Impairment and unoccupied lease charges	63,175	-	-	63,175
Total operating expenses	19,926,228	2,351,996	1,910,767	24,188,991
Operating (loss) income	$(2,800,017)	$100,583	$(1,910,767)	$(4,610,201)

	Six Months Ended June 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$25,580,319	$6,249,391	$-	$31,829,710
Operating expenses:
Direct operating costs	16,403,912	4,840,023	-	21,243,935
Selling and marketing	726,147	17,809	-	743,956
General and administrative	5,757,549	955,760	2,592,521	9,305,830
Research and development	473,064	-	-	473,064
Change in contingent consideration	(64,203)	-	-	(64,203)
Depreciation and amortization	1,435,071	157,830	-	1,592,901
Total operating expenses	24,731,540	5,971,422	2,592,521	33,295,483
Operating income (loss)	$848,779	$277,969	$(2,592,521)	$(1,465,773)

	Three Months Ended June 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$13,460,575	$3,288,924	$-	$16,749,499
Operating expenses:
Direct operating costs	8,929,458	2,466,937	-	11,396,395
Selling and marketing	374,196	8,361	-	382,557
General and administrative	3,295,146	559,390	1,289,218	5,143,754
Research and development	218,408	-	-	218,408
Depreciation and amortization	757,084	79,077	-	836,161
Total operating expenses	13,574,292	3,113,765	1,289,218	17,977,275
Operating (loss) income	$(113,717)	$175,159	$(1,289,218)	$(1,227,776)

15. SUBSEQUENT EVENTS

During July 2020, the Company sold 1,104,000 shares of its Series A Preferred Stock and received net proceeds of approximately $25.6 million, after issuance expenses. As noted in Note 6, the balance on the line of credit of $9,750,000 was repaid in July.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2020 and 2019, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

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

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations in the Company’s first two quarters ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. The Company has expanded its telehealth operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

The COVID-19 pandemic is affecting the Company’s operations in the second quarter, and may continue to do so indefinitely thereafter. The pandemic may have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The spread of the virus did not adversely affect the health and availability of our employees and staff. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three and six months period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders. See Item 1A. “Risk Factors” below for additional details.

Overview

MTBC, Inc., (and together with its consolidated subsidiaries, “MTBC” or the “Company”), is a healthcare information technology company that provides a suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. Our Software-as-a-Service (“SaaS”) platforms and business services are designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. These solutions and services include:

Healthcare IT:

●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system;
●	Proprietary, healthcare IT solutions, which are part of our RCM services, including:

○	Electronic health records (“EHR”), which are easy to use, integrated with our business services, and allow our healthcare provider clients to reduce paperwork;
○	Practice management (“PM”) software and related tools, which support our clients’ day-to-day business operations and workflows;
○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and
○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Group purchasing services which include our negotiation of discounts with pharmaceutical manufacturers and the extension of those discounts to our physician members.

Practice Management Services:

●	Comprehensive practice management services, which are offered under long-term management service agreements pursuant to which we provide certain practices with the administrative support, facilities, supplies, equipment, marketing, RCM, accounting, healthcare IT and other non-clinical services required to efficiently operate their practices.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 600 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 2,500 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model has also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of MTBC.

Adoption of our RCM solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to more than 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,700 independent medical practices and hospitals representing 86 specialties and subspecialties in 48 states. In addition, we serve approximately 200 clients which are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to community hospitals. The customer which generates the largest revenue for us has over 1,800 providers of physical, occupational and speech therapy services to patients in multiple states.

In April 2019, the Company acquired substantially all of the RCM business of Etransmedia Technology, Inc. and its subsidiaries (together “Etransmedia”) through MTBC’s wholly owned subsidiary MTBC-Med, Inc. The Etransmedia acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff. The Company paid $1.6 million in cash for the acquisition.

On January 8, 2020, through a merger with a subsidiary, the Company acquired CareCloud Corporation (“CareCloud”), which has developed a highly acclaimed cloud-based platform including EHR, PM and patient experience capabilities. The Company paid $11.9 million in cash, assumed a working capital deficiency of approximately $5.1 million and issued 760,000 shares of the Company’s Series A Preferred Stock and two million warrants for the purchase of the Company’s common stock at prices of $7.50 for two years and $10.00 per share for three years.

On June 16, 2020, the Company purchased all of the issued and outstanding capital stock of Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”), a former GE Healthcare IT company that delivers advanced healthcare information technology solutions and services. The Company paid $15 million in cash, issued 200,000 shares of the Company’s Series A Preferred Stock and warrants to purchase 2,250,000 of the Company’s common stock with an exercise price per share of $7.5 for two years and assumed Meridian’s negative working capital and certain long-term lease liabilities where the space is either not being utilized or will be vacated shortly, with an aggregate value of approximately $4.8 million.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 11% and 17% of total expenses for the six months ended June 30, 2020 and 2019, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% and 79% for the six months ended June 30, 2020 and 2019, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net revenue	$19,579	$16,749	$41,446	$31,830

GAAP net loss	(4,793)	(771)	(7,294)	(1,067)

(Benefit) provision for income taxes	(74)	55	(44)	15
Net interest expense	142	33	222	50
Foreign exchange loss (gain) / other expense	111	(539)	(313)	(296)
Stock-based compensation expense	1,881	793	3,188	1,550
Depreciation and amortization	2,405	836	3,738	1,593
Transaction and integration costs	456	733	1,100	939
Impairment and unoccupied lease charges	63	-	361	-
Change in contingent consideration	-	-	-	(64)
Adjusted EBITDA	$191	$1,140	$958	$2,720

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Net revenue	$19,579	$16,749	$41,446	$31,830

GAAP net loss	(4,793)	(771)	(7,294)	(1,067)
(Benefit) provision for income taxes	(74)	55	(44)	15
Net interest expense	142	33	222	50
Other expense (income) - net	114	(545)	(331)	(464)
GAAP operating loss	(4,611)	(1,228)	(7,447)	(1,466)
GAAP operating margin	(23.6)%	(7.3)%	(18.0)%	(4.6)%

Stock-based compensation expense	1,881	793	3,188	1,550
Amortization of purchased intangible assets	2,046	551	3,061	1,037
Transaction and integration costs	456	733	1,100	939
Impairment and unoccupied lease charges	63	-	361	-
Change in contingent consideration	-	-	-	(64)
Non-GAAP adjusted operating income	$(165)	$849	$263	$1,996
Non-GAAP adjusted operating margin	(0.8)%	5.1%	0.6%	6.3%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment and unoccupied lease charges;
●	Changes in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in thousands except for per share amounts)
GAAP net loss	$(4,793)	$(771)	$(7,294)	$(1,067)

Foreign exchange loss (gain) / other expense	111	(539)	(313)	(296)
Stock-based compensation expense	1,881	793	3,188	1,550
Amortization of purchased intangible assets	2,046	551	3,061	1,037
Transaction and integration costs	456	733	1,100	939
Impairment and unoccupied lease charges	63	-	361	-
Change in contingent consideration	-	-	-	(64)
Income tax (benefit) expense related to goodwill	(115)	40	(100)	(15)
Non-GAAP adjusted net income	$(351)	$807	$3	$2,084

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net loss attributable to common shareholders, per share	$(0.65)	$(0.19)	$(1.07)	$(0.34)
Impact of preferred stock dividend	0.27	0.13	0.48	0.25
Net loss per end-of-period share	(0.38)	(0.06)	(0.59)	(0.09)

Foreign exchange loss (gain) / other expense	0.01	(0.04)	(0.03)	(0.02)
Stock-based compensation expense	0.15	0.07	0.26	0.13
Amortization of purchased intangible assets	0.15	0.04	0.25	0.08
Transaction and integration costs	0.04	0.06	0.09	0.08
Impairment and unoccupied lease charges	0.01	-	0.03	-
Change in contingent consideration	-	-	-	(0.01)
Income tax (benefit) expense related to goodwill	(0.01)	0.00	(0.01)	(0.00)
Non-GAAP adjusted net income per share	$(0.03)	$0.07	$-	$0.17

End-of-period shares	12,454,691	12,028,242	12,454,691	12,028,242

For purposes of determining non-GAAP adjusted net income per share, the Company used the number of common shares outstanding at the end of June 30, 2020 and 2019. Non-GAAP adjusted net income per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per common share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of June 30, 2020, we provided services to an estimated universe of more than 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,700 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These bundled fees are classified as revenue cycle management revenue. These services accounted for approximately 58% and 68% of our revenues during the three months ended June 30, 2020 and 2019, respectively, and 59% and 69% for the six months ended June 30, 2020 and 2019, respectively. Software-as-a-service fees, for clients not utilizing revenue cycle management services, accounted for approximately 19% and 18% of revenue during the three and six months ended June 30, 2020, respectively. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 10% and 11% of revenues for the three months ended June 30, 2020 and 2019, respectively, and 10% for both the six months ended June 30, 2020 and 2019.

We earned approximately 13% and 20% of our revenue from practice management services during both the three months ended June 30, 2020 and 2019, and for both the six months ended June 30, 2020 and 2019, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment.

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

Impairment and Unoccupied Lease Charges. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company is marketing both unused facility and the unused space for sub-lease.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2020 and December 31, 2019.

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

Leases:

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheet at June 30, 2020. The Company does not have any finance leases.

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

Capitalized software costs:

All of our software is considered internal use for accounting purposes, as we do not market or sell our software. As a result, we capitalize certain costs associated with the creation of internally-developed software for internal use. The total of these costs are recorded in Intangible assets - net in our condensed consolidated balance sheets.

We capitalized costs incurred during the application development stage related to our internal use software. Costs incurred during the application development phase are capitalized only when we believe it is probable that the development will result in new or additional functionality. The types of costs capitalized during the application development phase consist of employee compensation, employee benefits and employee stock- based compensation. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life when the asset has been placed in service for general availability.

Significant judgments related to internally-developed software include determining whether it is probable that projects will result in new or additional functionality; concluding on when the application development phase starts and ends; and deciding which costs, especially employee compensation costs, should be capitalized. Additionally, there is judgment applied to the useful lives of capitalized software; we have concluded that the useful lives for capitalized internally-developed software is three years.

Company management employs its best estimates and assumptions in determining the appropriateness of the judgments noted above on a project-by-project basis during initial capitalization as well as subsequent measurement. While we believe that our approach to estimates and judgments is reasonable, actual results could differ, and such differences could lead to an increase or decrease in expense.

As of June 30, 2020, and December 31, 2019 the carrying amounts of internally-developed capitalized software was $7.8 million and $538,000 respectively. The increase in the capitalized software costs was primarily due to the CareCloud and Meridian acquisitions.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	64.1%	68.0%	63.0%	66.7%
Selling and marketing	8.3%	2.3%	7.7%	2.3%
General and administrative	27.5%	30.7%	26.5%	29.2%
Research and development	11.0%	1.3%	10.8%	1.5%
Change in contingent consideration	0.0%	0.0%	0.0%	(0.2)%
Depreciation and amortization	12.3%	5.0%	9.0%	5.0%
Impairment and unoccupied lease charges	0.3%	0.0%	0.9%	0.0%
Total operating expenses	123.5%	107.3%	117.9%	104.5%

Operating loss	(23.5)%	(7.3)%	(17.9)%	(4.5)%

Interest expense - net	0.7%	0.2%	0.5%	0.2%
Other (expense) income - net	(0.6)%	3.3%	0.8%	1.5%
Loss before income taxes	(24.8)%	(4.2)%	(17.6)%	(3.2)%
Income tax (benefit) provision	(0.4)%	0.3%	(0.1)%	0.0%
Net loss	(24.4)%	(4.5)%	(17.5)%	(3.2)%

Comparison of the three and six months ended June 30, 2020 and 2019

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net revenue	$19,578,790	$16,749,499	$2,829,291	17%	$41,445,958	$31,829,710	$9,616,248	30%

Net Revenue. Net revenue of $19.6 million and $41.4 million for the three and six months ended June 30, 2020 increased by $2.8 million or 17% and $9.6 million or 30% from the revenue of $16.7 million and $31.8 million for the three months and six months ended June 30, 2019, respectively. Revenue for the three and six months ended June 30, 2020 includes approximately $9.8 million and $18.6 million, respectively, from customers acquired in the Etransmedia, CareCloud and Meridian acquisitions. Revenue for the three and six months ended June 30, 2020 includes $11.4 million and $24.6 million relating to RCM services, $3.8 million and $7.4 million related to SaaS services, $2.5 million and $5.5 million for practice management services, respectively.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Direct operating costs	$12,556,674	$11,396,395	$1,160,279	10%	$26,123,404	$21,243,935	$4,879,469	23%
Selling and marketing	1,625,045	382,557	1,242,488	325%	3,206,398	743,956	2,462,442	331%
General and administrative	5,392,857	5,143,754	249,103	5%	10,985,582	9,305,830	1,679,752	18%
Research and development	2,146,325	218,408	1,927,917	883%	4,479,451	473,064	4,006,387	847%
Change in contingent consideration	-	-	-	0%	-	(64,203)	64,203	(100)%
Depreciation	287,704	223,724	63,980	29%	562,084	431,342	130,742	30%
Amortization	2,117,211	612,437	1,504,774	246%	3,175,617	1,161,559	2,014,058	173%
Impairment and unoccupied lease charges	63,175	-	63,175	100%	360,826	-	360,826	100%
Total operating expenses	$24,188,991	$17,977,275	$6,211,716	35%	$48,893,362	$33,295,483	$15,597,879	47%

Direct Operating Costs. Direct operating costs of $12.6 million and $26.1 million for the three and six months ended June 30, 2020, respectively, increased by $1.2 million or 10% and $4.9 million or 23% compared to direct operating costs of $11.4 million and $21.2 million for the three and six months ended June 30, 2019, respectively. During the three months ended June 30, 2020, salary costs increased by $485,000, and outsourcing and processing costs increased by $831,000. During the six months ended June 30, 2020, salary costs increased by $1.7 million, and outsourcing and processing costs increased by $2.7 million. Medical supplies for the managed practices decreased by $141,000 and increased by $195,000 for the three and six months ended June 30, 2020, respectively. The increase in the costs for the three and six months ended June 30, 2020 were primarily related to the Etransmedia, CareCloud and Meridian acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $1.6 million and $3.2 million for the three and six months ended June 30, 2020, respectively, increased by $1.2 million or 325% and $2.5 million or 331% from selling and marketing expense of $383,000 and $744,000 for the three and six months ended June 30, 2019, respectively. The increase was primarily related to additional salary expense as a result of the CareCloud acquisition.

General and Administrative Expense. General and administrative expense of $5.4 million and $11.0 million for the three and six months ended June 30, 2020, respectively, increased by $249,000 or 5% and $1.7 million or 18% compared to the same periods in 2019. The increase in general and administrative expense was primarily related to additional salaries, facility costs and professional fees as a result of the Etransmedia, CareCloud and Meridian acquisitions.

Research and Development Expense. Research and development expense of $2.1 million and $4.5 million for the three and six months ended June 30, 2020, respectively, increased by $1.9 million and $4.0 million from research and development expense of $218,000 and $473,000 for the three and six months ended June 30, 2019, respectively. The increase primarily represented additional salaries and outsourced development expenses. During the three and six months ended June 30, 2020, the Company capitalized approximately $980,000 and $2.6 million, respectively, of development costs in connection with its internal-use software.

Contingent Consideration. There was no change in contingent consideration for the three and six months ended June 30, 2020, compared to ($64,000) for the three and six months ended June 30, 2019, which resulted from favorable settlements of the amount due to the owners of companies previously acquired during 2019.

Depreciation. Depreciation of $288,000 and $562,000 for the three and six months ended June 30, 2020, respectively, increased by $64,000 or 29% and $131,000 or 30% from depreciation of $224,000 and $431,000 for the three and six months ended June 30, 2019, respectively, primarily due to the property and equipment acquired as part of the Etransmedia and CareCloud acquisitions.

Amortization Expense. Amortization expense of $2.1 million and $3.2 million for the three and six months ended June 30, 2020 increased by $1.5 million or 246% and $2.0 million or 173% from amortization expense of $612,000 and $1.2 million for the three and six months ended June 30, 2019, respectively. The increase was primarily related to the intangible assets acquired from the Etransmedia, CareCloud and Meridian acquisitions.

Impairment and Unoccupied lease Charges. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for space not being utilized by the Company. The Company is marketing both the unused facility and the unused space for sub-lease.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Interest income	$3,924	$67,497	$(63,573)	(94)%	$41,681	$145,697	$(104,016)	(71)%
Interest expense	(146,236)	(100,562)	(45,674)	45%	(263,781)	(195,958)	(67,823)	35%
Other (expense) income - net	(114,330)	545,221	(659,551)	(121)%	330,813	464,191	(133,378)	(29)%
Income tax (benefit) provision	(74,338)	55,352	(129,690)	(234)%	(44,415)	14,820	(59,235)	(400)%

Interest Income. Interest income of $4,000 and $42,000 for the three and six months ended June 30, 2020, respectively, decreased by $64,000 or 94% and $104,000 or 71% from interest income of $67,000 and $146,000 for the three and six months ended June 30, 2019, respectively. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $146,000 and $264,000 for the three and six months ended June 30, 2020, respectively, increased by $46,000 or 45% and $68,000 or 35% from interest expense of $101,000 and $196,000 for the three and six months ended June 30, 2019, respectively. The increase was primarily due to the utilization of line of credit during 2020. Interest expense includes the amortization of deferred financing costs, which was $96,000 during both the six months ended June 30, 2020 and 2019.

Other (Expense) Income - net. Other (expense) income - net was ($114,000) and $331,000 for the three and six months ended June 30, 2020 respectively, compared to other income - net of $545,000 and $464,000 for the three and six months ended June 30, 2019, respectively. Other income primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the condensed consolidated statements of operations.

Income Tax (Benefit) Provision. The benefit for income taxes was $74,000 and $44,000 for the three and six months ended June 30, 2020, compared to an income tax provision of $55,000 and $15,000 for the three and six months ended June 30, 2019. As a result of the Company incurring a tax loss for 2020 and 2019, which has an indefinite life under the current tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2020 and 2019. The current income tax provision for the three and six months ended June 30, 2020 was approximately $41,000 and $56,000 and primarily relates to state minimum taxes and foreign income taxes. The Company has incurred cumulative losses and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2020 and December 31, 2019.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement.

During the six months ended June 30, 2020, there was negative cash flow from operations of approximately $2.9 million, primarily because the Company assumed approximately $5.1 million and $4.8 million of net payables as part of its acquisitions of CareCloud and Meridian, respectively. Even though a portion of the purchase price was retained by the Company to pay these expenses which relate to prior periods, these payments are treated as cash used in operations. As of June 30, 2020, the Company had approximately $12.5 million in cash and positive working capital of $2.7 million. The Company’s line of credit was fully utilized at June 30, 2020. The credit line was repaid during July, 2020.

During April 2020, the Company sold 828,000 shares of its Series A Preferred Stock and received net proceeds of approximately $19.0 million, after issuance expenses. A portion of these proceeds was used to fully repay the line of credit outstanding at March 31, 2020.

During the six months ended June 30, 2020, the Company paid a total of $23.7 million in cash as part of the CareCloud and Meridian purchase consideration.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2020	2019	2020	2019	Amount	Percent
Net cash provided by (used in) operating activities	$954,694	$2,375,420	$(2,928,720)	$3,312,929	$(6,241,649)	(188)%
Net cash used in investing activities	(13,121,459)	(1,993,282)	(27,154,655)	(2,504,220)	(24,650,435)	984%
Net cash provided by (used in) financing activities	16,248,922	(1,671,737)	23,058,508	(4,258,008)	27,316,516	(642)%
Effect of exchange rate changes on cash	54,958	(654,022)	(436,831)	(440,158)	3,327	(1)%
Net increase (decrease) in cash	$4,137,115	$(1,943,621)	$(7,461,698)	$(3,889,457)	$(3,572,241)	92%

The loss before income taxes was $4.9 million and $7.3 million for the three and six months ended June 30, 2020, respectively, which included $2.4 million and $3.7 million of non-cash depreciation and amortization, respectively. The loss before taxes for the three and six months ended June 30, 2019 was $771,000 and $1.1 million, respectively, which included $836,000 and $1.6 million of non-cash depreciation and amortization, respectively.

Operating Activities

Cash used in operating activities was $2.9 million for the six months ended June 30, 2020 and cash provided by operating activities was $3.3 million during the six months ended June 30, 2019. The increase in the net loss of $6.2 million for the six months ended June 30, 2020 as compared to the same period in 2019 included the following changes in non-cash items: an increase in depreciation and amortization expense of $2.0 million, an increase in stock-based compensation expense of $1.6 million, a change in the benefit for deferred income taxes of $85,000 and an increase in interest accretion of $72,000.

The net change in operating assets and liabilities was $4.3 million. Accounts payable, accrued compensation and accrued expenses decreased by $5.6 million for the six months ended June 30, 2020 compared to an increase of $836,000 for the six months ended June 30, 2019 as the Company paid past due amounts from the CareCloud acquisition. Accounts receivable increase by $1.6 million for the six months ended June 30, 2020, compared with an increase of $268,000 for the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $817,000 and $904,000 for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures were $277,000 and $215,000 for the three months ended June 30, 2020 and 2019, respectively. The capital expenditures for the three and six months ended June 30, 2020 and 2019 primarily represented computer equipment purchased for the Pakistan offices. Software development costs of $980,000 and $2.6 million, respectively, for the three and six months ended June 30, 2020 were capitalized in connection with the development of software for providing revenue cycle management services and software-as-a-service offerings.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 was $23.1 million and cash used in financing activities was $4.3 million for the six months ended June 30, 2019. Cash used in financing activities during the six months ended June 30, 2020 included $4.5 million of preferred stock dividends, $186,000 of repayments for debt obligations and $1.0 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for six months ended June 30, 2019 included $3.0 million of preferred stock dividends, $181,000 of repayment for debt obligations and $932,000 of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of June 30, 2020. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (COVID-19). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the State of New Jersey, together with foreign jurisdictions in which we have operations centers, have declared a state of emergency related to the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. We may experience further limitations on employee resources in the future, including because of sickness of employees or their families. These challenges have been, and are anticipated to continue being, particularly difficult to manage in foreign jurisdictions in which we have offices due to, among other things, a reduced ability to enable efficient and secure work-from-home.

Health care organizations around the world, including our health care provider customers, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will disproportionately harm the results of operations, liquidity and financial condition of these health care organizations and our health care provider customers. As a result, our health care provider customers may seek contractual accommodations from us in the future. To the extent such health care provider customers experience challenges and difficulties, it will adversely affect our business operation and results of operations. We note, for example, that approximately 65% of our revenue is directly tied to the cash collected by our health care provider customers, which means that our short-term revenue has and is expected to decline as less patients visit their doctors during periods of social distancing. Further, a recession or prolonged economic contraction as a result of COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere which may continue even after the pandemic. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

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

Further, given the dislocation and government-imposed travel related limitations as a consequence of the COVID-19 pandemic, our ability to complete acquisitions in the near-term may be delayed. Future acquisitions may be subject to difficulties in evaluating potential acquisition targets as a result of the inability to accurately predict the duration or long-term economic and business consequences resulting from the COVID-19 pandemic.

In addition, any difficulties we may experience in connection with the integration of CareCloud or Meridian could delay or prevent us from realizing such expected benefits and enhancing our business, and our business, financial condition and results of operation could be materially and adversely impacted. While we are working diligently to accelerate integration activities, the employee disruptions and communication challenges created by the COVID-19 pandemic present particular challenges to our integration of CareCloud and Meridian and could make it difficult to effectively and timely complete our integration goals.

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

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the Risk Factors described in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020, remain unclear.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In conjunction with our acquisition of Meridian, MidCap Funding XLVII Trust (“MidCap”), Apollo Credit Funds ICAV, an Umbrella Irish Collective Asset-Management Vehicle with Segregated Liability between its Sub-Funds, acting in respect of its Sub-Fund, Apollo Helius Multi-Credit Fund I (“Apollo”), The Gores Group, LLC (“Gores”) and members of Meridian’s senior management team (“Meridian Management”) received, as partial consideration, on June 16, 2020: (i) 200,000 shares of the Company’s Series A Preferred Stock, and (ii) warrants to purchase 2,250,000 shares of the Company’s common stock with an exercise price per share of $7.50 and a term of two years. A portion of the preferred stock consideration was held back until August 3, 2020 for satisfaction of certain specified obligations of Meridian. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act as it was a transaction by the Company not involving any public offering. These shares are currently unregistered and are expected to be registered by the Company during the third quarter of 2020.

To our knowledge, MidCap, Apollo, Gores and Meridian Management have enough knowledge and experience in finance and business matters to be “sophisticated investors” and/or are able to bear the economic risk in connection with said warrants.

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

MTBC, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date: August 13, 2020

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: August 13, 2020

