Form 10-Q
period 2020-09-30
MTBC, Inc.
filed 2020-11-09
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

At November 2, 2020, the registrant had 13,187,221 shares of common stock, par value $0.001 per share, outstanding.

INDEX

Page
Forward-Looking Statements	2

PART I. FINANCIAL INFORMATION

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2020. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisitions of Meridian Medical Management, CareCloud Corporation and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and Stephen Snyder as Chief Executive Officer, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the recent spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MTBC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$22,839,886	$19,994,134
Accounts receivable - net of allowance for doubtful accounts of $514,000 and $256,000 at September 30, 2020 and December 31, 2019, respectively	13,765,301	6,995,343
Contract asset	4,078,316	2,385,334
Inventory	305,238	491,088
Current assets - related party	13,200	13,200
Prepaid expenses and other current assets	3,589,350	1,123,036
Total current assets	44,591,291	31,002,135
Property and equipment - net	3,946,768	2,907,516
Operating lease right-of-use assets	7,529,032	3,526,315
Intangible assets - net	31,119,576	5,977,225
Goodwill	48,950,323	12,633,696
Other assets	1,217,458	356,578
TOTAL ASSETS	$137,354,448	$56,403,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,302,785	$3,490,834
Accrued compensation	2,517,901	1,836,309
Accrued expenses	5,801,199	2,111,515
Operating lease liability (current portion)	4,636,019	1,688,772
Deferred revenue (current portion)	1,215,161	20,277
Accrued liability to related party	663	663
Notes payable (current portion)	632,809	283,675
Contingent consideration	500,000	-
Dividend payable	4,097,133	1,745,791
Total current liabilities	26,703,670	11,177,836
Notes payable	47,949	83,275
Deferred payroll taxes	1,313,250	-
Operating lease liability	6,642,878	2,040,772
Deferred revenue	160,007	18,745
Deferred tax liability	151,477	244,512
Total liabilities	35,019,231	13,565,140
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at September 30, 2020 and December 31, 2019; issued and outstanding 5,470,473 and 2,539,325 shares at September 30, 2020 and December 31, 2019, respectively	5,470	2,539
Common stock, $0.001 par value - authorized 29,000,000 shares at September 30, 2020 and December 31, 2019; issued 13,876,887 and 12,978,485 shares at September 30, 2020 and December 31, 2019, respectively; 13,136,088 and 12,237,686 shares outstanding at September 30, 2020 and December 31, 2019, respectively	13,877	12,979
Additional paid-in capital	138,156,729	69,403,366
Accumulated deficit	(34,043,410)	(25,075,545)
Accumulated other comprehensive loss	(1,135,449)	(843,014)
Less: 740,799 common shares held in treasury, at cost at September 30, 2020 and December 31, 2019	(662,000)	(662,000)
Total shareholders’ equity	102,335,217	42,838,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,354,448	$56,403,465

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET REVENUE	$31,638,616	$16,851,328	$73,084,575	$48,681,038
OPERATING EXPENSES:
Direct operating costs	19,718,381	10,535,629	45,841,788	31,779,564
Selling and marketing	1,571,423	347,568	4,777,818	1,091,524
General and administrative	6,191,008	4,451,975	17,176,593	13,757,805
Research and development	2,366,560	175,758	6,846,014	648,822
Change in contingent consideration	(500,000)	(279,565)	(500,000)	(343,768)
Depreciation and amortization	3,206,005	814,210	6,943,705	2,407,111
Restructuring, impairment and unoccupied lease charges	320,575	136,332	681,400	136,332
Total operating expenses	32,873,952	16,181,907	81,767,318	49,477,390
OPERATING (LOSS) INCOME	(1,235,336)	669,421	(8,682,743)	(796,352)
OTHER:
Interest income	2,431	57,272	44,112	202,969
Interest expense	(132,373)	(88,925)	(396,154)	(284,883)
Other (expense) income - net	(246,347)	(688,342)	84,464	(224,151)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,611,625)	(50,574)	(8,950,321)	(1,102,417)
Income tax provision	61,965	86,970	17,549	101,790
NET LOSS	$(1,673,590)	$(137,544)	$(8,967,870)	$(1,204,207)

Preferred stock dividend	4,229,808	1,602,833	10,149,641	4,582,239
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,903,398)	$(1,740,377)	$(19,117,511)	$(5,786,446)

Net loss per common share: basic and diluted	$(0.46)	$(0.14)	$(1.53)	$(0.48)
Weighted-average common shares used to compute basic and diluted loss per share	12,771,307	12,146,110	12,493,458	12,038,819

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
NET LOSS	$(1,673,590)	$(137,544)	$(8,967,870)	$(1,204,207)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	281,824	701,992	(292,435)	148,774
COMPREHENSIVE (LOSS) INCOME	$(1,391,766)	$564,448	$(9,260,305)	$(1,055,433)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2020	2,539,325	$2,539	12,978,485	$12,979	$69,403,366	$(25,075,545)	$(843,014)	$(662,000)	$42,838,325
Net loss	-	-	-	-	-	(2,501,770)	-	-	(2,501,770)
Foreign currency translation adjustment	-	-	-	-	-	-	(590,286)	-	(590,286)
Issuance of stock under the Amended and Restated Equity Incentive Plan	28,870	29	129,607	129	(158)	-	-	-	-
Issuance of preferred stock in connection with the CareCloud acquisition	760,000	760	-	-	18,999,240	-	-	-	19,000,000
Stock-based compensation, net of cash settlements	-	-	-	-	793,606	-	-	-	793,606
Issuance of warrants in connection with the CareCloud acquisition	-	-	-	-	300,000	-	-	-	300,000
Preferred stock dividends	-	-	-	-	(2,642,916)	-	-	-	(2,642,916)
Balance - March 31, 2020	3,328,195	$3,328	13,108,092	$13,108	$86,853,138	$(27,577,315)	$(1,433,300)	$(662,000)	$57,196,959

Balance - April 1, 2020	3,328,195	$3,328	13,108,092	$13,108	$86,853,138	$(27,577,315)	$(1,433,300)	$(662,000)	$57,196,959
Net loss	-	-	-	-	-	(4,792,505)	-	-	(4,792,505)
Foreign currency translation adjustment	-	-	-	-	-	-	16,027	-	16,027
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,803	5	87,398	88	(93)	-	-	-	-
Issuance of preferred stock in connection with the Meridian acquisition	200,000	200	-	-	4,999,800	-	-	-	5,000,000
Issuance of preferred stock, net of fees and expenses	828,000	828	-	-	19,013,319	-	-	-	19,014,147
Stock-based compensation, net of cash settlements	-	-	-	-	1,438,908	-	-	-	1,438,908
Issuance of warrants in connection with the Meridian acquisition	-	-	-	-	4,770,000	-	-	-	4,770,000
Preferred stock dividends	-	-	-	-	(3,276,917)	-	-	-	(3,276,917)
Balance - June 30, 2020	4,360,998	$4,361	13,195,490	$13,196	$113,798,155	$(32,369,820)	$(1,417,273)	$(662,000)	$79,366,619

Balance - July 1, 2020	4,360,998	4,361	13,195,490	13,196	113,798,155	(32,369,820)	(1,417,273)	(662,000)	79,366,619
Net loss	-	-	-	-	-	(1,673,590)	-	-	(1,673,590)
Foreign currency translation adjustment	-	-	-	-	-	-	281,824	-	281,824
Exercise of common stock warrants	-	-	399,349	399	2,994,718	-	-	-	2,995,117
Issuance of stock under the Amended and Restated Equity Incentive Plan	5,475	5	282,048	282	(287)	-	-	-	-
Issuance of preferred stock, net of fees and expenses	1,104,000	1,104	-	-	25,529,126	-	-	-	25,530,230
Stock-based compensation, net of cash settlements	-	-	-	-	1,457,012	-	-	-	1,457,012
Release of preferred stock from escrow	-	-	-	-	(1,392,187)	-	-	-	(1,392,187)
Preferred stock dividends	-	-	-	-	(4,229,808)	-	-	-	(4,229,808)
Balance - September 30, 2020	5,470,473	$5,470	13,876,887	$13,877	$138,156,729	$(34,043,410)	$(1,135,449)	$(662,000)	$102,335,217

Balance- January 1, 2019	2,136,289	$2,136	12,570,557	$12,571	$65,142,460	$(24,203,745)	$(1,421,068)	$(662,000)	$38,870,354
Net loss	-	-	-	-	-	(295,691)	-	-	(295,691)
Foreign currency translation adjustment	-	-	-	-	-	-	209,345	-	209,345
Issuance of stock under the Amended and Restated Equity Incentive Plan	26,160	26	179,984	180	(206)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	523,556	-	-	-	523,556
Tax withholding obligations on stock issued to employees	-	-	-	-	(800,271)	-	-	-	(800,271)
Preferred stock dividends	-	-	-	-	(1,492,700)	-	-	-	(1,492,700)
Balance - March 31, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593

Balance- April 1, 2019	2,162,449	$2,162	12,750,541	$12,751	$63,372,839	$(24,499,436)	$(1,211,723)	$(662,000)	$37,014,593
Net loss	-	-	-	-	-	(770,972)	-	-	(770,972)
Foreign currency translation adjustment	-	-	-	-	-	-	(762,563)	-	(762,563)
Issuance of stock under the Amended and Restated Equity Incentive Plan	-	-	18,500	18	(18)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	473,387	-	-	-	473,387
Tax withholding obligations on stock issued to employees	-	-	-	-	(58,536)	-	-	-	(58,536)
Preferred stock dividends	-	-	-	-	(1,486,706)	-	-	-	(1,486,706)
Balance - June 30, 2019	2,162,449	$2,162	12,769,041	$12,769	$62,300,966	$(25,270,408)	$(1,974,286)	$(662,000)	$34,409,203

Balance - July 1, 2019	2,162,449	2,162	12,769,041	12,769	62,300,966	(25,270,408)	(1,974,286)	(662,000)	34,409,203
Net loss	-	-	-	-	-	(137,544)	-	-	(137,544)
Foreign currency translation adjustment	-	-	-	-	-	-	701,992	-	701,992
Issuance of stock under the equity incentive plan	-	-	184,081	184	(184)	-	-	-	-
Issuance of preferred stock, net of fees and expenses	145,184	146	-	-	3,718,960	-	-	-	3,719,106
Stock-based compensation, net of cash settlements	-	-	-	-	326,803	-	-	-	326,803
Preferred stock dividends	-	-	-	-	(1,602,831)	-	-	-	(1,602,831)
Balance - September 30, 2019	2,307,633	$2,308	12,953,122	$12,953	$64,743,714	$(25,407,952)	$(1,272,294)	$(662,000)	$37,416,729

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

MTBC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(8,967,870)	$(1,204,207)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,816,235	2,457,183
Lease amortization	2,134,143	1,440,066
Deferred revenue	159,819	(11,557)
Provision for doubtful accounts	295,645	105,315
(Benefit) provision for deferred income taxes	(93,035)	34,585
Foreign exchange (gain) loss	(62,741)	408,057
Interest accretion	510,771	381,827
Gain on sale of assets	(1,647)	(26,213)
Stock-based compensation expense	4,951,001	2,324,799
Change in contingent consideration	(500,000)	(343,768)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,208,961)	(126,542)
Contract asset	(274,149)	51,607
Inventory	185,850	69,137
Other assets	106,470	(108,080)
Accounts payable and other liabilities	(8,384,301)	(698,408)
Net cash (used in) provided by operating activities	(4,332,770)	4,753,801
INVESTING ACTIVITIES:
Capital expenditures	(1,288,500)	(1,326,650)
Capitalized software	(3,767,219)	-
Cash paid for acquisitions (net)	(23,716,250)	(1,600,000)
Net cash used in investing activities	(28,771,969)	(2,926,650)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(7,798,299)	(4,464,435)
Settlement of tax withholding obligations on stock issued to employees	(1,847,318)	(1,320,650)
Repayments of notes payable, net	(430,080)	(290,164)
Contingent consideration payments	-	(182,664)
Proceeds from exercise of warrants	2,995,117	-
Proceeds from line of credit	19,500,000	-
Repayments of line of credit	(19,500,000)	-
Settlement of contingent obligation	(1,325,000)	-
Net proceeds from issuance of preferred stock	44,544,378	3,719,106
Net cash provided by (used in) financing activities	36,138,798	(2,538,807)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(188,307)	226,370
NET INCREASE (DECREASE) IN CASH	2,845,752	(485,286)
CASH - beginning of the period	19,994,134	14,472,483
CASH - end of the period	$22,839,886	$13,987,197
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in connection with CareCloud and Meridian acquisitions	$24,000,000	$-
Vehicle financing obtained	$28,473	$24,909
Dividends declared, not paid	$4,097,133	$1,586,528
Purchase of prepaid insurance through assumption of note	$667,507	$301,359
Warrants issued	$5,070,000	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$64,326	$95,822
Interest	$150,425	$46,089

See notes to condensed consolidated financial statements.

MTBC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2020, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2020, the results of operations for the three months and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes to reduce complexity in the accounting standards. The amendments consist of the removal of certain exceptions to the general principles of ASC 740 and some additional simplifications. The amendments are not required to be implemented until 2021 for public entities. The Company is in the process of investigating if this update will have a significant impact on the condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments are not required to be implemented until 2022 for public entities. The Company is in the process of investigating if this update will have a significant impact on the condensed consolidated financial statements.

3. ACQUISITIONS

2020 Acquisitions

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

Of the Preferred Stock consideration, 100,000 shares were held in escrow for up to one month pending completion of technical migration and customer acceptance. Shares net of such losses will be released upon the joint instruction of the Company and the seller in accordance with the applicable escrow terms. Such shares are entitled to the monthly dividend, which will be paid when, and if, the shares are released. The Company accrues the dividend monthly on the Preferred Stock held in escrow. The shares held in escrow were released on August 3, 2020.

The Company’s Preferred Stock and warrants issued as part of the acquisition consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company registered for resale under the Securities Act the Preferred Stock and the securities underlying the warrants. During the current quarter, 399,349 warrants were exercised at $7.50 each.

The Meridian acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from Meridian. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation by the end of the fourth quarter and is finalizing the projections and the valuation of the acquired assets and assumed liabilities. The preliminary purchase price allocation for Meridian is summarized as follows:

Accounts receivable	$3,557,926
Prepaid expenses	703,732
Contract asset	881,111
Property and equipment	425,993
Operating lease right-of-use assets	2,775,949
Customer relationships	12,900,000
Technology	900,000
Goodwill	13,448,548
Accounts payable	(3,373,212)
Accrued expenses & compensation	(3,591,380)
Deferred revenue	(907,077)
Operating lease liabilities	(6,024,616)
Other current liabilities	(63,250)
Total preliminary purchase price allocation	$21,633,724

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

Revenue earned from the clients obtained from the Meridian acquisition was approximately $10.0 million and $11.4 million during the three and nine months ended September 30, 2020, respectively.

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

During July 2020, it was determined that 55,726 shares of the Preferred Stock would be released from escrow and cancelled since one of the contingent liabilities was settled for the amount of the cancelled shares. This included a cash payment of approximately $1.3 million. Dividends previously accrued on these shares of $102,166 were reversed as of June 30, 2020, since the amounts will not need to be paid. The remaining shares continue to be held in escrow.

The Company’s Preferred Stock and warrants issued as part of the Merger consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Company registered for resale under the Securities Act the Preferred Stock and the securities underlying the warrants.

The CareCloud acquisition added additional clients to the Company’s customer base. The Company acquired CareCloud’s software technology and related business, of which certain elements are currently subject to a civil regulatory investigation. Similar to previous acquisitions, this transaction broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

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

Revenue earned from the clients obtained from the CareCloud acquisition was approximately $8.2 million during the three months ended September 30, 2020 and approximately $23.2 million during the nine months ended September 30, 2020.

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

Revenue earned from the clients obtained from the Etransmedia acquisition was approximately $852,000 during the three months ended September 30, 2020 and approximately $3.0 million during the nine months ended September 30, 2020.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the Etransmedia, CareCloud and Meridian acquisitions occurred on January 1, 2019. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue for the nine months ended September 30, 2020 is approximately $18.2 million of additional revenue recorded by Meridian.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands except per share amounts)
Total revenue	$31,639	$37,841	$91,293	$113,688
Net loss	$(386)	$(6,709)	$(10,182)	$(24,684)
Net loss attributable to common shareholders	$(4,616)	$(8,312)	$(20,331)	$(29,266)
Net loss per common share	$(0.36)	$(0.68)	$(1.63)	$(2.43)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019
Beginning gross balance	$12,633,696	$12,593,795
Acquisitions	36,316,627	39,901
Ending gross balance	$48,950,323	$12,633,696

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
Contracts and relationships acquired	$44,497,300	$23,597,300
Capitalized software	8,676,756	538,012
Non-compete agreements	1,236,377	1,236,377
Other intangible assets	3,565,709	1,489,458
Total intangible assets	57,976,142	26,861,147
Less: Accumulated amortization	26,856,566	20,883,922
Intangible assets - net	$31,119,576	$5,977,225

Amortization expense was approximately $6.0 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively, and approximately $2.8 million and $577,000 for the three months ended September 30, 2020 and 2019, respectively. The weighted-average amortization period is currently approximately 4 years.

As of September 30, 2020, future amortization scheduled to be expensed is as follows:

Years ending
December 31,
2020 (three months)	$3,156,706
2021	10,499,111
2022	8,318,376
2023	6,227,670
2024	1,267,713
Thereafter	1,650,000
Total	$31,119,576

5. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and Diluted:
Net loss attributable to common shareholders	$(5,903,398)	$(1,740,377)	$(19,117,511)	$(5,786,446)
Weighted-average common shares used to compute basic and diluted loss per share	12,771,307	12,146,110	12,493,458	12,038,819
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.46)	$(0.14)	$(1.53)	$(0.48)

All unvested restricted stock units (“RSUs”), the 200,000 warrants granted to Opus Bank (“Opus”), the 153,489 warrants granted to Silicon Valley Bank (“SVB”), the 2,000,000 warrants granted in connection with the CareCloud acquisition and the 1,850,651 outstanding warrants granted in connection with the Meridian acquisition have been excluded from the above calculations as they were anti-dilutive. Vested RSUs and vested restricted shares have been included in the above calculations.

6. Debt

SVB — During October 2017, the Company opened a revolving line of credit with SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. Nothing was drawn on this line of credit as of September 30, 2020 and December 31, 2019. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%, with a minimum interest rate of 6.5%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB. During the current quarter, the agreement with SVB was modified to include Meridian as a borrower. The annual covenants were set for the following year.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six years terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.0% based on the annual renewal.

7. leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019. Each time the Company acquires a business, the ROU assets and the lease liabilities are recorded at fair value as of the date of acquisition. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the nine months ended September 30, 2020, a lease impairment of approximately $683,000 was recorded since the Company is no longer using one of its leased facilities.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of September 30, 2020, we had 38 leased properties, five in Practice Management and 33 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,226,874	$572,516	$2,861,360	$1,677,137
Short-term lease cost	25,068	51,353	35,378	189,329
Variable lease cost	6,816	6,873	22,350	25,906
Total- net lease cost	$1,258,758	$630,742	$2,919,088	$1,892,372

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2020 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets, net	$7,529,032	$3,526,315

Current operating lease liabilities	$4,636,019	$1,688,772
Non-current operating lease liabilities	6,642,878	2,040,772
Total operating lease liabilities	$11,278,897	$3,729,544

Operating leases:
ROU assets	$9,688,357	$5,467,749
Asset lease expense	(2,134,143)	(1,888,443)
Foreign exchange loss	(25,182)	(52,991)
ROU assets, net	$7,529,032	$3,526,315

Weighted average remaining lease term (in years):
Operating leases	2.64	2.46
Weighted average discount rate:
Operating leases	6.80%	7.05%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,416,615	$611,249	$2,859,681	$1,736,133

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$202,603	$(119,052)	$6,466,501	$1,514,989

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,
2020 (three months)	$1,413,597
2021	4,965,055
2022	3,863,226
2023	1,674,095
2024	328,222
2025	58,601
Total lease payments	12,302,796
Less: imputed interest	(1,023,899)
Total lease obligations	11,278,897
Less: current obligations	(4,636,019)
Long-term lease obligations	$6,642,878

As of September 30, 2020, we do not have any operating lease commitments that have not yet commenced.

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

Due to conflicting information provided by RPRWC, it is unclear what the extent of the claimed damages are in this matter which at this time appear to be entirely speculative. According to its arbitration demand, RPRWC seeks compensatory damages of six million, six hundred thousand dollars, plus costs, for MPMA’s alleged breach of the billing services agreement. On June 12, 2020, in response to a directive from the arbitrator, RPRWC disclosed a statement of damages to MAC in which it increased its alleged damages from six million, six hundred thousand dollars and costs to twenty million dollars and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately eleven million dollars plus costs. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MTBC and MAC anticipate the award would be substantially less than the amount claimed.

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

9. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $11,000 and $14,000 for the nine months ended September 30, 2020 and 2019 and $4,000 and $5,000 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the receivable balance due from this customer was approximately $1,000 and $2,000, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $105,000 and $86,000 for the nine month periods ended September 30, 2020 and 2019 and $32,000 for both the three months ended September 30, 2020 and 2019. As of both September 30, 2020 and December 31, 2019, the Company had a liability outstanding to KAI of approximately $1,000, which is included in accrued liability to related party in the condensed consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at December 31, 2019 and September 30, 2020.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the nine months ended September 30, 2020 and 2019, was approximately $139,000 and $144,000, respectively and for both the three months ended September 30, 2020 and 2019, was $47,000 and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Company spent a total of approximately $75,000 to upgrade two of the leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both September 30, 2020 and December 31, 2019.

Included in the ROU asset at September 30, 2020 and December 31, 2019 is approximately $350,000 and $566,000, respectively, applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2020 is approximately $239,000 and $121,000, respectively, applicable to the related party leases. At December 31, 2019, the current and non-current operating lease liability applicable to related party leases was approximately $275,000 and $298,000, respectively.

During the first quarter, talkMD Clinicians, PA, a New Jersey corporation was formed to provide telehealth services. This entity is owned by the wife of the Executive Chairman since an entity providing medical services must be owned by a physician. The Company did not have any transactions with this entity during the nine months ended September 30, 2020.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Healthcare IT:
Revenue cycle management services	$20,372,558	$10,715,358	$44,927,372	$32,598,825
SaaS solutions	3,945,309	93,080	11,315,904	199,738
Professional services	489,093	376,189	1,278,067	1,094,960
Ancillary services	2,414,832	873,841	3,967,438	2,303,118
Group purchasing services	283,075	295,850	649,083	700,963
Printing and mailing services	340,783	436,735	1,093,487	1,186,834
Clearinghouse and EDI services	345,407	146,989	926,782	433,923
Practice Management:
Practice management services	3,447,559	3,913,286	8,926,442	10,162,677
Total	$31,638,616	$16,851,328	$73,084,575	$48,681,038

Revenue cycle management services:

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. MTBC typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include medical billing services and are often included with the use of practice management software and related tools on a software-as-a-service (“SaaS”) basis, electronic health records on a SaaS basis, and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

The Company provides printing and mailing services for both revenue cycle management customers and a large non-revenue cycle management customer, and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

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

Information about contract balances:

The contract assets in the condensed consolidated balance sheets represent the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of September 30, 2020, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.5 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $600,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $4.1 million and $2.7 million as of September 30, 2020 and 2019, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the nine months ended September 30, 2020 and 2019:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
Balance as of January 1, 2020	$6,995,343	$2,385,334	$20,277	$18,745
CareCloud acquisition	2,298,716	537,722	-	269,250
Meridian acquisition	3,557,926	881,111	907,077	-
Increase (decrease), net	913,316	274,149	287,807	(127,988)
Balance as of September 30, 2020	$13,765,301	$4,078,316	$1,215,161	$160,007

Balance as of January 1, 2019	$7,331,474	$2,608,631	$25,355	$18,949
Etransmedia acquisition	-	139,169	-	-
Increase (decrease), net	568,604	(51,607)	(8,916)	(2,641)
Balance as of September 30, 2019	$7,900,078	$2,696,193	$16,439	$16,308

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life which is three years for contracts entered into by MTBC and four years for contracts entered into by CareCloud. Deferred commissions were approximately $870,000 and $44,000 at September 30, 2020 and 2019, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). During 2018, an additional 200,000 of preferred shares were added to the plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and 300,000 shares of Preferred Stock were added to the plan for future issuance. As of September 30, 2020, 1,706,283 shares of common stock and 374,881 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Preferred Stock upon a change in control.

Common and preferred stock RSUs

In January 2020, the Compensation Committee approved executive bonuses to be paid in shares of Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2020. The actual amount will be settled in early 2021 based on the achievement of the specified criteria. For the nine months ended September 30, 2020, an expense of approximately $900,000, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the nine months ended September 30, 2020 and 2019:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2020	451,085	44,000
Granted	777,884	59,673
Vested	(667,436)	(59,673)
Forfeited	(82,428)	-
Outstanding and unvested shares at September 30, 2020	479,105	44,000

Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	176,000	44,000
Vested	(581,065)	(44,800)
Forfeited	(26,614)	-
Outstanding and unvested shares at September 30, 2019	497,668	44,000

Of the total outstanding and unvested common stock RSUs at September 30, 2020, 465,605 RSUs are classified as equity and 13,500 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $766,000 and $741,000 at September 30, 2020 and December 31, 2019, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2020 and 2019:

Stock-based compensation included in the	Three Months Ended September 30,		Nine Months Ended September 30,
consolidated statements of operations:	2020	2019	2020	2019

Direct operating costs	$379,314	$49,590	$808,469	$146,448
General and administrative	818,666	693,138	2,887,434	2,100,609
Research and development	262,281	9,044	516,398	18,878
Selling and marketing	302,731	22,839	738,700	58,864
Total stock-based compensation expense	$1,762,992	$774,611	$4,951,001	$2,324,799

12. INCOME TAXES

The income tax provision for the three months ended September 30, 2020 was approximately $62,000, comprised of a current tax expense of $55,000 and a deferred tax expense of $7,000. The income tax expense for the nine months ended September 30, 2020 was approximately $18,000, comprised of a current tax expense of $111,000 and a deferred tax benefit of $93,000.

The current income tax provision for the three and nine months ended September 30, 2020 and 2019 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three and nine months ended September 30, 2020 and 2019 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of September 30, 2020, the Company has deferred approximately $1.3 million of payroll taxes.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of September 30, 2020 and December 31, 2019.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2020, and December 31, 2019, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration of $500,000 as of September 30, 2020 is a Level 3 liability. During the third quarter, the Company determined that $500,000 of contingent consideration previously recorded would not be earned by the seller and was reversed. The Company based this amount on a review of current revenue levels, including potential revenue from existing customers, the amount of customer backlog and an estimate of new customer activity. The remaining fair value of the contingent consideration at September 30, 2020 was primarily driven by changes in revenue estimates related to the Company’s acquisitions, the passage of time and the associated discount rate.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2020	2019
Balance - January 1,	$-	$526,432
Acquisition	1,000,000	-
Change in fair value	(500,000)	(343,768)
Payments	-	(182,664)
Balance - September 30,	$500,000	$-

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

	Nine Months Ended September 30, 2020
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$64,158,133	$8,926,442	$-	$73,084,575
Operating expenses:
Direct operating costs	39,073,783	6,768,005	-	45,841,788
Selling and marketing	4,752,713	25,105	-	4,777,818
General and administrative	11,067,480	1,492,865	4,616,248	17,176,593
Research and development	6,846,014	-	-	6,846,014
Change in contingent consideration	(500,000)	-	-	(500,000)
Depreciation and amortization	6,705,215	238,490	-	6,943,705
Impairment and unoccupied lease charges	681,400	-	-	681,400
Total operating expenses	68,626,605	8,524,465	4,616,248	81,767,318
Operating (loss) income	$(4,468,472)	$401,977	$(4,616,248)	$(8,682,743)

	Three Months Ended September 30, 2020
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$28,191,057	$3,447,559	$-	$31,638,616
Operating expenses:
Direct operating costs	17,147,137	2,571,244	-	19,718,381
Selling and marketing	1,563,255	8,168	-	1,571,423
General and administrative	4,173,350	468,172	1,549,486	6,191,008
Research and development	2,366,560	-	-	2,366,560
Change in contingent consideration	(500,000)	-	-	(500,000)
Depreciation and amortization	3,126,508	79,497	-	3,206,005
Impairment and unoccupied lease charges	320,575	-	-	320,575
Total operating expenses	28,197,385	3,127,081	1,549,486	32,873,952
Operating (loss) income	$(6,328)	$320,478	$(1,549,486)	$(1,235,336)

	Nine Months Ended September 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$38,518,361	$10,162,677	$-	$48,681,038
Operating expenses:
Direct operating costs	23,912,120	7,867,444	-	31,779,564
Selling and marketing	1,065,750	25,774	-	1,091,524
General and administrative	8,549,122	1,504,506	3,704,177	13,757,805
Research and development	648,822	-	-	648,822
Change in contingent consideration	(343,768)	-	-	(343,768)
Depreciation and amortization	2,170,204	236,907	-	2,407,111
Restructuring and impairment charges	136,332	-	-	136,332
Total operating expenses	36,138,582	9,634,631	3,704,177	49,477,390
Operating income (loss)	$2,379,779	$528,046	$(3,704,177)	$(796,352)

	Three Months Ended September 30, 2019
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$12,938,042	$3,913,286	$-	$16,851,328
Operating expenses:
Direct operating costs	7,508,208	3,027,421	-	10,535,629
Selling and marketing	339,603	7,965	-	347,568
General and administrative	2,791,573	548,746	1,111,656	4,451,975
Research and development	175,758	-	-	175,758
Change in contingent consideration	(279,565)	-	-	(279,565)
Depreciation and amortization	735,133	79,077	-	814,210
Restructuring and impairment charges	136,332	-	-	136,332
Total operating expenses	11,407,042	3,663,209	1,111,656	16,181,907
Operating income (loss)	$1,531,000	$250,077	$(1,111,656)	$669,421

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

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

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations in the Company’s three quarters ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. The Company has expanded its telehealth operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

The COVID-19 pandemic is affecting the Company’s operations in the third quarter, and may continue to do so indefinitely thereafter. The pandemic may have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The spread of the virus did not adversely affect the health and availability of our employees and staff. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three and nine months period ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders. See Item 1A. “Risk Factors” below for additional details.

Overview

MTBC, Inc., (and together with its consolidated subsidiaries, “MTBC” or the “Company”), is a healthcare information technology company that provides a suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. Our Software-as-a-Service (“SaaS”) platforms and business services are designed to help our customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, comprehensive practice management services, electronic health records, and other technology-driven services for private and hospital-employed healthcare providers. These solutions and services include:

Healthcare IT:

●	Revenue cycle management (“RCM”) services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system;
●	Proprietary, healthcare IT solutions, which are often bundled with our RCM services, including:

o	Electronic health records (“EHR”), which are easy to use, integrated with our business services, and allow our healthcare provider clients to reduce paperwork;
o	Practice management (“PM”) software and related tools, which support our clients’ day-to-day business operations and workflows;
o	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
o	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
o	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and
o	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Group purchasing services which include our negotiation of discounts with pharmaceutical manufacturers and the extension of those discounts to our physician members.

Practice Management Services:

●	Comprehensive practice management services, which are offered under long-term management service agreements pursuant to which we provide certain practices with the administrative support, facilities, supplies, equipment, marketing, RCM, accounting, healthcare IT and other non-clinical services required to efficiently operate their practices.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 600 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 2,900 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of MTBC.

Adoption of our RCM solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to more than 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,700 independent medical practices and hospitals representing 86 specialties and subspecialties in 50 states. In addition, we serve approximately 200 clients which are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to community hospitals. The customer which generates the largest revenue for us has over 2,000 providers of physical, occupational and speech therapy services to patients in multiple states.

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

On June 16, 2020, the Company purchased all of the issued and outstanding capital stock of Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”), a former GE Healthcare IT company that delivers advanced healthcare information technology solutions and services. The Company paid $15 million in cash, issued 200,000 shares of the Company’s Series A Preferred Stock and warrants to purchase 2,250,000 of the Company’s common stock with an exercise price per share of $7.50 for two years and assumed Meridian’s negative working capital and certain long-term lease liabilities where the space is either not being utilized or will be vacated shortly, with an aggregate value of approximately $4.8 million.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 10% and 14% of total expenses for the nine months ended September 30, 2020 and 2019, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% and 78% for the nine months ended September 30, 2020 and 2019, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Restructuring, impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net revenue	$31,639	$16,851	$73,085	$48,681

GAAP net loss	(1,674)	(138)	(8,968)	(1,204)

Provision for income taxes	61	87	18	102
Net interest expense	130	32	352	82
Foreign exchange loss (gain) / other expense	296	704	(17)	408
Stock-based compensation expense	1,763	775	4,951	2,325
Depreciation and amortization	3,206	814	6,944	2,407
Transaction and integration costs	609	464	1,709	1,403
Restructuring, impairment and unoccupied lease charges	321	136	681	136
Change in contingent consideration	(500)	(280)	(500)	(344)
Adjusted EBITDA	$4,212	$2,594	$5,170	$5,315

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Restructuring, impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Net revenue	$31,639	$16,851	$73,085	$48,681

GAAP net loss	(1,674)	(138)	(8,968)	(1,204)
Provision for income taxes	61	87	18	102
Net interest expense	130	32	352	82
Other expense (income) - net	246	688	(84)	224
GAAP operating (loss) / income	(1,237)	669	(8,682)	(796)
GAAP operating margin	(3.9)%	4.0%	(11.9)%	(1.6)%

Stock-based compensation expense	1,763	775	4,951	2,325
Amortization of purchased intangible assets	2,690	512	5,751	1,549
Transaction and integration costs	609	464	1,709	1,403
Restructuring, impairment and unoccupied lease charges	321	136	682	136
Change in contingent consideration	(500)	(280)	(500)	(344)
Non-GAAP adjusted operating income	$3,646	$2,276	$3,911	$4,273
Non-GAAP adjusted operating margin	11.5%	13.5%	5.4%	8.8%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Restructuring, impairment and unoccupied lease charges;
●	Changes in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in thousands except for per share amounts)
GAAP net loss	$(1,674)	$(138)	$(8,968)	$(1,204)

Foreign exchange loss (gain) / other expense	296	704	(17)	408
Stock-based compensation expense	1,763	775	4,951	2,325
Amortization of purchased intangible assets	2,690	512	5,751	1,549
Transaction and integration costs	609	464	1,709	1,403
Restructuring, impairment and unoccupied lease charges	321	136	682	136
Change in contingent consideration	(500)	(280)	(500)	(344)
Income tax expense (benefit) related to goodwill	7	45	(93)	30
Non-GAAP adjusted net income	$3,512	$2,218	$3,515	$4,303

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net loss attributable to common shareholders, per share	$(0.46)	$(0.14)	$(1.53)	$(0.48)
Impact of preferred stock dividend	0.33	0.13	0.85	0.38
Net loss per end-of-period share	(0.13)	(0.01)	(0.68)	(0.10)

Foreign exchange loss (gain) / other expense	0.02	0.06	(0.00)	0.03
Stock-based compensation expense	0.14	0.06	0.38	0.19
Amortization of purchased intangible assets	0.20	0.04	0.44	0.13
Transaction and integration costs	0.06	0.04	0.13	0.12
Restructuring, impairment and unoccupied lease charges	0.02	0.01	0.05	0.01
Change in contingent consideration	(0.04)	(0.02)	(0.04)	(0.03)
Income tax (benefit) expense related to goodwill	0.00	0.00	(0.01)	0.00
Non-GAAP adjusted earnings per share	$0.27	$0.18	$0.27	$0.35

End-of-period common shares	13,136,088	12,212,323	13,136,088	12,212,323
In-the-money warrants and outstanding unvested RSUs	4,910,423	464,335	4,910,423	464,335
Total fully diluted shares	18,046,511	12,676,658	18,046,511	12,676,658
Non-GAAP adjusted diluted earnings per share	$0.19	$0.17	$0.19	$0.34

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of September 30, 2020 and 2019. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted diluted earnings per share does not take into account dividends paid on our preferred stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of September 30, 2020, we provided services to an estimated universe of more than 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,700 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services and bundled services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These bundled fees are included in revenue cycle management revenue. These services accounted for approximately 64% of our revenues during both the three months ended September 30, 2020 and 2019, and 61% and 67% for the nine months ended September 30, 2020 and 2019, respectively. Software-as-a-service fees, for clients not utilizing revenue cycle management services, accounted for approximately 12% and 15% of revenue during the three and nine months ended September 30, 2020, respectively. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 12% and 13% of revenues for the three months ended September 30, 2020 and 2019, respectively, and 11% and 12% for the nine months ended September 30, 2020 and 2019, respectively.

We earned approximately 11% and 23% of our revenue from practice management services during the three months ended September 30, 2020 and 2019, and 12% and 21% for the nine months ended September 30, 2020 and 2019, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment.

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

Restructuring, Impairment and Unoccupied Lease Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company is marketing both unused facility and the unused space for sub-lease.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2020 and December 31, 2019.

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

Leases:

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheet at September 30, 2020. The Company does not have any finance leases.

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

Capitalized software costs:

All of our software is considered internal use for accounting purposes, as we do not market or sell our software. As a result, we capitalize certain costs associated with the creation of internally-developed software for internal use. The total of these costs is recorded in Intangible assets - net in our condensed consolidated balance sheets.

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

As of September 30, 2020, and December 31, 2019 the carrying amounts of internally-developed capitalized software was $8.6 million and $538,000, respectively. The increase in the capitalized software costs was primarily due to the CareCloud and Meridian acquisitions.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	62.3%	62.5%	62.7%	65.3%
Selling and marketing	5.0%	2.1%	6.5%	2.2%
General and administrative	19.6%	26.4%	23.5%	28.3%
Research and development	7.5%	1.0%	9.4%	1.3%
Change in contingent consideration	(1.6)%	(1.7)%	(0.7)%	(0.7)%
Depreciation and amortization	10.1%	4.8%	9.5%	4.9%
Restructuring, impairment and unoccupied lease charges	1.0%	0.8%	0.9%	0.3%
Total operating expenses	103.9%	95.9%	111.8%	101.6%

Operating (loss) income	(3.9)%	4.1%	(11.8)%	(1.6)%

Interest expense - net	0.4%	0.2%	0.5%	0.2%
Other (expense) income - net	(0.8)%	(4.1)%	0.1%	(0.5)%
Loss before income taxes	(5.1)%	(0.2)%	(12.2)%	(2.3)%
Income tax provision	0.2%	0.5%	0.0%	0.2%
Net loss	(5.3)%	(0.7)%	(12.2)%	(2.5)%

Comparison of the three and nine months ended September 30, 2020 and 2019

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net revenue	$31,638,616	$16,851,328	$14,787,288	88%	$73,084,575	$48,681,038	$24,403,537	50%

Net Revenue. Net revenue of $31.6 million and $73.1 million for the three and nine months ended September 30, 2020, respectively, increased by $14.8 million or 88% and $24.4 million or 50% from net revenue of $16.9 million and $48.7 million for the three months and nine months ended September 30, 2019, respectively. Revenue for the three and nine months ended September 30, 2020 includes approximately $19.1 million and $37.6 million, respectively, from customers acquired in the Etransmedia, CareCloud and Meridian acquisitions. Revenue for the three and nine months ended September 30, 2020 includes $20.4 million and $44.9 million relating to RCM and bundled services, $3.9 million and $11.3 million related to SaaS services and $3.4 million and $8.9 million for practice management services, respectively.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Direct operating costs	$19,718,381	$10,535,629	$9,182,752	87%	$45,841,788	$31,779,564	$14,062,224	44%
Selling and marketing	1,571,423	347,568	1,223,855	352%	4,777,818	1,091,524	3,686,294	338%
General and administrative	6,191,008	4,451,975	1,739,033	39%	17,176,593	13,757,805	3,418,788	25%
Research and development	2,366,560	175,758	2,190,802	1246%	6,846,014	648,822	6,197,192	955%
Change in contingent consideration	(500,000)	(279,565)	(220,435)	79%	(500,000)	(343,768)	(156,232)	45%
Depreciation	382,343	237,574	144,769	61%	944,427	668,916	275,511	41%
Amortization	2,823,662	576,636	2,247,026	390%	5,999,278	1,738,195	4,261,083	245%
Restructuring, impairment and unoccupied lease charges	320,575	136,332	184,243	135%	681,400	136,332	545,068	400%
Total operating expenses	$32,873,953	$16,181,907	$16,692,045	103%	$81,767,318	$49,477,390	$32,289,928	65%

Direct Operating Costs. Direct operating costs of $19.7 million and $45.8 million for the three and nine months ended September 30, 2020, respectively, increased by $9.2 million or 87% and $14.1 million or 44% compared to direct operating costs of $10.5 million and $31.8 million for the three and nine months ended September 30, 2019, respectively. During the three months ended September 30, 2020, salary costs increased by $5.1 million, and outsourcing and processing costs increased by $3.6 million. During the nine months ended September 30, 2020, salary costs increased by $6.8 million, and outsourcing and processing costs increased by $6.3 million. The increase in the costs for the three and nine months ended September 30, 2020 were primarily related to the CareCloud and Meridian acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $1.6 million and $4.8 million for the three and nine months ended September 30, 2020, respectively, increased by $1.2 million or 352% and $3.7 million or 338% from selling and marketing expense of $348,000 and $1.1 million for the three and nine months ended September 30, 2019, respectively. The increase was primarily related to additional emphasis on sales and marketing activities which began as a result of the CareCloud acquisition.

General and Administrative Expense. General and administrative expense of $6.2 million and $17.2 million for the three and nine months ended September 30, 2020, respectively, increased by $1.7 million or 39% and $3.4 million or 25% compared to the same periods in 2019. The increase in general and administrative expense was primarily related to additional salaries, facility costs and professional fees as a result of the CareCloud and Meridian acquisitions.

Research and Development Expense. Research and development expense of $2.4 million and $6.8 million for the three and nine months ended September 30, 2020, respectively, increased by $2.2 million and $6.2 million from research and development expense of $176,000 and $649,000 for the three and nine months ended September 30, 2019, respectively. The increase primarily represented additional salaries and outsourced development expenses. During the three and nine months ended September 30, 2020, the Company capitalized approximately $1.1 million and $3.8 million, respectively, of development costs in connection with its internal-use software.

Contingent Consideration. The change in contingent consideration for the three and nine months ended September 30, 2020, was ($500,000) compared to ($279,565) and ($343,768) for the three and nine months ended September 30, 2019, respectively. The change in 2020 was the result of the Company determining that the CareCloud seller would not be entitled to all of the $1.0 million of contingent consideration initially recorded. The 2019 amounts resulted from favorable settlements of the amount due to the owners of companies previously acquired.

Depreciation. Depreciation of $382,000 and $944,000 for the three and nine months ended September 30, 2020, respectively, increased by $145,000 or 61% and $276,000 or 41% from depreciation of $238,000 and $669,000 for the three and nine months ended September 30, 2019, respectively, primarily due to the property and equipment acquired as part of the CareCloud acquisitions and Meridian acquisitions.

Amortization Expense. Amortization expense of $2.8 million and $6.0 million for the three and nine months ended September 30, 2020 increased by $2.2 million or 390% and $4.3 million or 245% from amortization expense of $577,000 and $1.7 million for the three and nine months ended September 30, 2019, respectively. The increase was primarily related to the intangible assets acquired from the CareCloud and Meridian acquisitions.

Restructuring, Impairment and Unoccupied lease Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for space not being utilized by the Company. The Company is marketing both the unused facility and the unused space for sub-lease.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Interest income	$2,431	$57,272	$(54,841)	(96)%	$44,112	$202,969	$(158,857)	(78)%
Interest expense	(132,373)	(88,925)	(43,448)	49%	(396,154)	(284,883)	(111,271)	39%
Other (expense) income - net	(246,347)	(688,342)	441,995	(64)%	84,464	(224,151)	308,615	(138)%
Income tax provision	61,965	86,970	(25,005)	(29)%	17,549	101,790	(84,241)	(83)%

Interest Income. Interest income of $2,000 and $44,000 for the three and nine months ended September 30, 2020, respectively decreased by $55,000 or 96% and $159,000 or 78% from interest income of $57,000 and $203,000 for the three and nine months ended September 30, 2019, respectively. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $132,000 and $396,000 for the three and nine months ended September 30, 2020, respectively, increased by $43,000 or 49% and $111,000 or 39% from interest expense of $89,000 and $285,000 for the three and nine months ended September 30, 2019, respectively. The increase was primarily due to the utilization of the line of credit during 2020. Interest expense includes the amortization of deferred financing costs, which was $144,000 during both the nine months ended September 30, 2020 and 2019.

Other (Expense) Income - net. Other (expense) income - net was ($246,000) and $84,000 for the three and nine months ended September 30, 2020, respectively, compared to other expense - net of $688,000 and $224,000 for the three and nine months ended September 30, 2019, respectively. Other (expense) income primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $62,000 and $18,000 for the three and nine months ended September 30, 2020, compared to an income tax provision of $87,000 and $102,000 for the three and nine months ended September 30, 2019. As a result of the Company incurring a tax loss for 2020 and 2019, which has an indefinite life under the current tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2020 and 2019. The current income tax provision for the three and nine months ended September 30, 2020 was approximately $55,000 and $111,000 and primarily relates to state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2020 and December 31, 2019.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement.

During the nine months ended September 30, 2020, there was negative cash flow from operations of approximately $4.3 million, primarily because the Company assumed approximately $5.1 million and $4.8 million of net payables as part of its acquisitions of CareCloud and Meridian, respectively. Even though a portion of the purchase price was retained by the Company to pay these expenses which relate to prior periods, these payments are treated as cash used in operations. As of September 30, 2020, the Company had approximately $22.8 million in cash and positive working capital of $17.9 million.

During April 2020, the Company sold 828,000 shares of its Series A Preferred Stock and received net proceeds of approximately $19.0 million, after issuance expenses. A portion of these proceeds was used to fully repay the line of credit outstanding at March 31, 2020.

During July 2020, the Company sold 1,104,000 shares of its series A Preferred Stock and received net proceeds of approximately $25.6 million, after issuance expenses. A portion of these proceeds was used to repay the line of credit outstanding at June 30, 2020.

During the nine months ended September 30, 2020, the Company paid a total of $23.7 million in cash as part of the CareCloud and Meridian purchase consideration.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
	2020	2019	2020	2019	Amount	Percent
Net cash (used in) provided by operating activities	$(449,356)	$1,440,872	$(4,332,770)	$4,753,801	$(9,086,571)	(191)%
Net cash used in investing activities	(14,738,773)	(422,430)	(28,771,969)	(2,926,650)	(25,845,319)	883%
Net cash provided by (used in) financing activities	29,329,212	1,719,201	36,138,798	(2,538,807)	38,677,605	(1,523)%
Effect of exchange rate changes on cash	303,482	666,528	(188,307)	226,370	(414,677)	(183)%
Net increase (decrease) in cash	$14,444,565	$3,404,171	$2,845,752	$(485,286)	$3,331,038	(686)%

The loss before income taxes was $1.6 million and $9.0 million for the three and nine months ended September 30, 2020, respectively, which included $3.2 million and $6.9 million of non-cash depreciation and amortization, respectively. The loss before taxes for the three and nine months ended September 30, 2019 was $51,000 and $1.1 million, respectively, which included $814,000 and $2.4 million of non-cash depreciation and amortization, respectively.

Operating Activities

Cash used in operating activities was $4.3 million for the nine months ended September 30, 2020 and cash provided by operating activities was $4.8 million during the nine months ended September 30, 2019. The increase in the net loss of $7.8 million for the nine months ended September 30, 2020 as compared to the same period in 2019 included the following changes in non-cash items: an increase in depreciation and amortization expense of $4.4 million, an increase in stock-based compensation expense of $2.6 million, a change in the benefit for deferred income taxes of $128,000 and an increase in interest accretion of $129,000.

The net change in operating assets and liabilities was $9.6 million. Accounts payable, accrued compensation and accrued expenses decreased by $8.4 million for the nine months ended September 30, 2020 compared to a decrease of $698,000 for the nine months ended September 30, 2019 as the Company paid past due amounts from the CareCloud and Meridian acquisitions. Accounts receivable increase by $1.2 million for the nine months ended September 30, 2020 compared with an increase of $127,000 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $1.3 million for both the nine months ended September 30, 2020 and 2019. Capital expenditures were $472,000 and $194,000 for the three months ended September 30, 2020 and 2019, respectively. The capital expenditures for the three and nine months ended September 30, 2020 and 2019 primarily represented computer equipment purchased for the Pakistan offices. Software development costs of $1.1 million and $3.8 million, respectively, for the three and nine months ended September 30, 2020 were capitalized in connection with the development of software for providing revenue cycle management services and software-as-a-service offerings.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 was $36.1 million and cash used in financing activities was $2.5 million for the nine months ended September 30, 2019. The Company received $44.5 million and $3.7 million from the sale of Series A Preferred Stock during the nine months ended September 30, 2020 and 2019, respectively. Cash used in financing activities during the nine months ended September 30, 2020 included $7.8 million of preferred stock dividends, $430,000 of repayments for debt obligations, $1.3 million of settlement of contingent obligation and $1.8 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for nine months ended September 30, 2019 included $4.5 million of preferred stock dividends, $290,000 of repayment for debt obligations and $1.3 million of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of September 30, 2020. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Health care organizations around the world, including our health care provider customers, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will disproportionately harm the results of operations, liquidity and financial condition of these health care organizations and our health care provider customers. As a result, our health care provider customers may seek contractual accommodations from us in the future. To the extent such health care provider customers experience challenges and difficulties, it will adversely affect our business operation and results of operations. We note, for example, that approximately 64% of our revenue is directly tied to the cash collected by our health care provider customers, which means that our short-term revenue has and is expected to decline as less patients visit their doctors during periods of social distancing. Further, a recession or prolonged economic contraction as a result of COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere which may continue even after the pandemic. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Underwriting Agreement dated July 16, 2020 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2020, and incorporated herein by reference).

10.2	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

MTBC, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date: November 9, 2020

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: November 9, 2020

