Form 10-K
period 2020-12-31
MTBC, Inc.
filed 2021-02-25
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-36529

MTBC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MTBC	Nasdaq Global Market
11% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	MTBCP	Nasdaq Global Market

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $57.9 million, based on the last reported trading price of the Common Stock on that date, as reported on the Nasdaq Global Market.

At February 10, 2021, the registrant had 14,052,460 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2021 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the acquisitions of Meridian Medical Management, CareCloud Corporation and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our Pakistan Offices and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and Stephen Snyder as Chief Executive Officer, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

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

Summary Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained in “Risk Factors” in Part 1, Item 1A below.

Risks Related to Our Acquisition Strategy

●	If we do not manage our growth effectively, our revenue, business and operating results may be harmed.
●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.
●	We may be unable to implement our strategy of acquiring additional companies.
●	Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Risks Related to our Business, Industry and Operations

●	Our business, financial condition, results of operations and growth could be harmed by the effects of the COVID-19 pandemic.
●	We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
●	If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.
●	The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.
●	Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.
●	Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.
●	If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.
●	If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.
●	We have incurred operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.
●	As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.
●	If we lose the services of Mahmud Haq or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.
●	We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights.
●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	Our proprietary software or service delivery platform (including the platforms we acquired through CareCloud and Meridian) may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
●	If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
●	Disruptions in Internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.
●	We are subject to the effect of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.
●	We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations.
●	We depend on key information systems and third-party service providers.
●	Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.
●	Rapid technological change in the telehealth industry presents us with significant risks and challenges.

Regulatory Risks

●	The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.
●	If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act, our business, financial condition and results of operations will be adversely affected.
●	If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.
●	If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
●	Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.
●	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Risks Related to Ownership of Shares of Our Common Stock

●	Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.
●	Mahmud Haq currently controls 34.3% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.
●	Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Ownership of Shares of Our Preferred Stock

●	The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.
●	We may not be able to pay dividends on the Series A Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.
●	Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.
●	We may redeem the Series A Preferred Stock at any time.
●	A holder of Series A Preferred Stock has extremely limited voting rights.
●	The Series A Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

PART I

Item 1. Business

Overview

MTBC, Inc. (“MTBC” and together with its consolidated subsidiaries, the “Company”, “we”, “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services, to healthcare providers and hospitals throughout the United States. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

At a high level, these solutions can be categorized as follows:

●	RCM services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system;

●	Proprietary healthcare IT software solutions, which can be bundled with our RCM services, including:

	○	EHRs, which are easy to use, integrated with our business services or offered as Software-as-a-Service (“SaaS”) solutions, and allow our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork;
	○	PM software and related tools, which support our clients’ day-to-day business operations and workflows;
	○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
	○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
	○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and
	○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Medical Office Practice Management Services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services and administrative support staff. We also provide management, bill-paying and financial advisory services.

Our solutions enable clients to increase financial and operational performance, streamline clinical workflows, get better insight through data, and make better business and clinical decisions, resulting in improvement in patient care and collections while reducing administrative burdens and operating costs.

The modernization of the healthcare industry is transforming nearly every aspect of a healthcare organization from policy to providers; clinical care to member services, devices to data, and ultimately the quality of the patient’s experience as a healthcare consumer. We create elegant, user-friendly applications that solve many of the challenges facing healthcare organizations. We partner with organizations to develop customized, best-in-class solutions to solve their specific challenges while ensuring they also meet future regulatory and organizational requirements and market demands.

Industry

Market Overview

In February 2020, Healthcare Finance reported that healthcare spending in the U.S. is projected to rise to $8.3 trillion by 2040. They reported that nearly 60% of the total cost goes toward hospitals, physicians and clinical services. The Centers for Medicare and Medicaid Services (“CMS”) also projected that U.S healthcare spending will grow 5.4% annually on average during years 2021 through 2028, reaching $6.2 trillion by 2028. CMS also projected that health spending will grow 1.1% faster than gross domestic product (“GDP”) annually during the years 2019 through 2028; and as a result, the healthcare share of GDP is expected to rise from 17.7% in 2018 to 19.7% by 2028.

Additionally, analysts from by Markets & Markets have estimated the US Healthcare IT industry market to be approximately $177 billion with its largest sub-segment RCM to be approximately $87 billion in 2019, growing at a 12% compound annual growth rate (“CAGR”). The North American EHR market has been estimated to be approximately $40 billion, growing at a CAGR of 6% per year. The Analytics and AI sub-segment was estimated to be approximately $30 billion, growing at a 27% CAGR and the Telehealth market is estimated to be approximately $20 billion with a CAGR of 17%. Standalone billing and practice management solutions are reported to be declining in the market today as medical practices move towards integrated, end-to-end systems that incorporate front and back office data flows, provide seamless access to clinical data from EHRs, and streamline the entire revenue cycle management process.

Our Market Opportunity

Considering the evolving needs of our clients and the market, we believe we continue to be uniquely positioned to provide tremendous value and support for our clients. We believe there are dynamics at play that are significantly increasing market need for our products and services. We are constantly monitoring and focused on how our role can address the evolving, day-to-day challenges our clients face so that they can focus on providing excellent patient care and expanding their businesses.

Medical practices and health systems alike are transitioning to increasingly complex reimbursement delivery models. As an example, the industry has been gradually shifting from fee-for-service payments to value-based / clinical outcomes-based care payments. This transition comes in a multitude of forms including reimbursement models associated with quality incentive programs, capitation payments models, bundled payments and at-risk payer contracts.

There are continuing legislative and regulatory reform efforts, as well as growing compliance requirements mandated by the federal government and other governmental agencies. This ever-evolving regulatory landscape increases the pressure placed on healthcare organizations to stay abreast of these changes and in compliance.

Our clients also have to factor in the rising cost of health insurance, changes in health benefit plan design, and the impact that these factors have had on the increase in patient consumerism. Patients are seeking lower cost care in response to insurance carriers shifting more of the cost burden onto patients, causing healthcare organizations to reconsider the full patient experience. Healthcare providers now need to think more deeply about patient expectations. This is especially true as COVID-19 has reshaped the sector and accelerated its digital transformation.

Strategic-thinking healthcare organizations across the country are aggressively addressing these new realities and are finding opportunities for growth and expansion. We see medical groups across the country and within all specialties and market segments, growing through consolidation and investing in their businesses at an accelerated pace. This is also leading clients to focus on delivering emerging and disruptive care delivery settings. Much of this change is driving executives and leaders to assess their IT and data strategy, reevaluating what it means for the future of their organizations.

The healthcare industry has seen tremendous change over the past decade. Our study of the evolving needs of our clients leads us to believe that there will be a continuing need for our services and products and emerging needs for the products and services that we are already developing. These trends will fuel growth over the next several years. In order for healthcare organizations to continue to succeed, these new realities require robust solutions and careful execution. Legacy tools that once powered these healthcare organizations are insufficient to support their growth and long-term strategies. Our solutions facilitate the transition needed by these organizations to drive their future growth. Our expansive product and services portfolio enables us to displace competitors and gain market share. We will continue to pursue this vast addressable market, from the small group ambulatory practices, to large, complex enterprise medical groups and health systems across a vast array of specialties and care settings which are focused on providing excellent care to patients across the country.

Our Business Strategy

Our objective is to be a market leading provider of integrated, end-to-end SaaS and business services solutions to the healthcare organizations. Our mission is to create flexible and comprehensive products and services for our client segments. To that end, we invest significant resources in improving our current offerings and architecting a new platform that will be the backbone of our long-term strategic initiatives. We expect to have increased software capabilities and offer additional complementary business services that will address the needs of the ever-changing, dynamic market conditions of the U.S. healthcare space.

To achieve our objective and mission, we employ the following strategies:

Providing comprehensive product and services suite to medical practices and hospitals. We believe that healthcare providers are in need of an integrated, end-to-end solution and a flexible service delivery model to manage the different facets of their businesses, from care delivery software, to claim submission, financial reporting, and data analytics.

Enhancing our solutions. We intend to continue to enhance our solutions with new functionality and features leveraging our own teams, partnerships and acquisitions. We will continue to dedicate significant resources to research and development to bolster our existing applications and drive new opportunities for innovation on behalf of our clients.

Expanding into new categories / specialties / markets. We are focused on always reassessing the market landscape, seeking new opportunities to meet the needs of the clients in our addressable market with our products and services. This means developing new and exciting technologies, launching new services, entering new specialties that can leverage our solutions and enable growth for our clients or expanding into adjacent markets that we may not serve today.

Expanding our client base. We believe the market for our expansive value proposition is underserved, and we will continue to make investments to capture market share. We will invest in our sales and marketing activities, partners, and products to expand our client footprint.

Extending our relationships with existing clients. We intend to increase the number of SaaS subscription licenses and services purchased by our current clients as they use our solutions. We are also focused on converting SaaS clients into higher revenue per client offerings such as revenue cycle management and other business services. This expansion of services typically represents an increase in overall revenue per client.

Strengthening our client community. We realize that our success is tied directly to our clients’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to client service.

Leveraging significant cost advantages provided by our technology and global workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce located primarily in Pakistan and Azad Jammu and Kashmir (together, the “Pakistan Offices”). We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

Pursue acquisitions. We intend to continue to pursue acquisitions over time. As with most of our acquisition transactions, our goal is to retain the acquired clients over the long-term and migrate those clients to our platforms soon after closing and cross-sell our products and services to this newly acquired client base.

Developing our partner ecosystem. We offer an integrated partner ecosystem providing healthcare organizations access to a variety of innovative solutions that complement our suite of products and services. Our partner ecosystem is a comprehensive collection of apps, services, specialty solutions, and clinical connections. This is an integral part of our vision to be the premier cloud-based platform for healthcare.

Additionally, given the nature of our large data repository, which is ever-growing as each patient encounter is captured, we will begin utilizing this data to provide clinical and other process insights that will drive improvements in day-to-day workflows of our clients. We may build or partner for some or all of these solutions as we continue to broaden our product set. In the longer term, we also envision how this will allow for frictionless flow of information, care-coordination capabilities between medical providers and their patients supplanting what is today a very archaic paper, phone and fax-based infrastructure still deployed at scale in the industry.

Our Offerings

Our solutions are designed to systematically drive clinical quality and patient outcomes, while streamlining staff and provider workflows and reimbursements, to support different settings of care and healthcare models. Our product and service strategy is simple: we build products and deliver solutions that meet clients where their needs are.

Our product and services portfolio is organized across four critical areas:

Core Software Products - the core systems that power medical practices across clinical, financial and patient workflows, including our Practice Management systems, Electronic Health Records solutions and our Patient Experience Management applications.

Tech-enabled & Business Services - software-enabled revenue cycle management offerings and other business services, such as medical coding, credentialing, authorization management and the like. These solutions are geared to drive patient and insurance collections across the reimbursement life cycle.

Our Apps and App Ecosystem Partners - additional proprietary software products, including our business intelligence platform, robotic process automation bots, telemedicine applications, mobile apps and more of those applications that consume our APIs or other interfaces built by the market at large.

On-demand Workforce (MTBC Force) - leveraging our unique resources, and in turn selling this capacity at scale directly to partners and clients at a reduced rate as compared to other competitors in the same space. These on-demand workforce capabilities include offshore engineering capacity for development and offshore revenue cycle management operations personnel.

This categorization approach allows us to be both methodical and nimble across medical specialties and market segments while providing us a framework to create solution sets for the market today and, more importantly, for what our clients will need tomorrow.

We believe that our fully integrated solutions uniquely address the challenges in the industry. Our solutions are designed to simplify the complexities inherent in the claim reimbursement process and thereby deliver objectively superior results, such as reduced claim denial rates, improved client days in accounts receivable, reduced patient no-shows, increased well visit encounters and reimbursements.

Our fully integrated suite of technology and business service solutions is designed to enable healthcare practices to thrive in the midst of a rapidly changing environment in which managing reimbursements, clinical workflows and day-to-day administrative tasks is becoming increasingly complex, costly and time-consuming. Moreover, in most cases the standard fee for our complete, integrated, end-to-end solution is based upon a percentage of a practice’s healthcare-related revenues, with a monthly minimum fee, plus a nominal one-time setup fee, and is competitively priced.

Additional Business Services

Group Purchasing Organization. MTBC’s group purchasing organization (GPO) is a trusted partner to more than 4,000 physician and mid-level provider members. Our GPO includes our negotiation of discounts with pharmaceutical manufacturers, along with other products and services that can benefit a medical practice.

Research and Development

Our research and development focus is on enhancing and expanding our service offerings while ensuring all offerings meet regulatory compliance standards. We continually update our software and technology infrastructures, regularly execute releases of new software enhancements and adapt our offerings to better serve our medical group and health system clients confronting rapid changes in the healthcare market space.

Our agile software development life cycle methodology is designed to ensure that each software release is properly designed, built, tested, and released. Our product, engineering, quality assurance and DevOps teams are located both onshore and offshore. We complement our internal efforts with services from third-party technology providers for infrastructure, healthcare ecosystem connectivity needs such as labs and prescriptions, or specific application requirements.

We also employ product management, user experience and product marketing personnel who work continually on improvements to our products and services design.

Clients

We estimate that as of December 31, 2020, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, therapists, physician assistants and other clinicians that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals, representing 80 specialties and subspecialties in 50 states.

In addition, we served approximately 200 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based in part upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices to large groups and health systems. Our clients span from the single doctor independent medical practice to a large 2,200 provider of physical, occupational and speech therapy services organization located across multiple states, and a large major academic medical institution with a service area covering millions of patients.

Sales and Marketing

We have developed sales and marketing capabilities aimed at driving growth in our client base, including small medical practices, large groups, and health systems. We expect to expand by selling our complete suite of services to new clients and up-selling additional services into our existing client base. We have a direct sales force, which we augment through our MTBC Force deals and partner initiatives and marketing campaigns.

Our Growth Levers

We believe that we are in a great position to grow by executing across several growth vectors:

●	Organic Sales
●	Partnerships
●	Acquisitions

Organic Growth and Direct Sales.

We have organized our sales force into different segments for sales of all of our products and services in order to best address our clients’ needs and our markets. With this design, our sales team can address a client’s specific needs, whether a new client is seeking our products or services for the first time, or a current client in need of additional solutions.

Our marketing team operates in support of our sales force and provides specialized demand generation capabilities for product marketing and sales efforts. Our sales approach is consultative in nature for most of our offerings, which generally includes needs analysis for prospective clients, crafting service proposals, and negotiating contracts that culminates in the commencement of services.

Partnerships. In addition to our direct sales force, we maintain business relationships with third parties that utilize, promote or support our sales or services within specific industries or geographic regions. Some of these partners are customers through MTBC Force and others are more traditional channel partners who help promote our solutions. We believe we can further accelerate organic growth through industry participants, whereby we utilize them as channel partners to offer integrated solutions to their clients. We have entered into such arrangements with industry participants, and from which we began to derive revenue from them starting in mid-2014. We have developed application interfaces with numerous EHR systems, together with device and lab integration to support these relationships.

Acquisitions. The Healthcare IT service industry is highly fragmented, with many local and regional RCM companies serving small medical practices and hospitals. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies, together with a variety of other healthcare industry vendors and healthcare IT companies, to meet the growing technology and business service needs of healthcare providers without a significant investment in an information technology infrastructure and the utilization of a talented, cost-efficient global team. Since the Company went public in July 2014, we have completed 16 transactions, acquiring complementary assets to grow our business. We typically leverage our technology and our cost-effective offshore team to quickly deliver additional value to the newly acquired customer base, while reducing costs. Often, we will incur initial costs associated with the integration of the acquired business with our existing operations, but this early investment is designed to increase customer satisfaction and retention, while laying the foundation for long-term accretion.

Competition

The market for practice management, EHR and RCM solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems.

Many of our competitors have longer operating histories, greater brand recognition and greater financial, marketing. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by various governmental initiatives, and consolidation in both the information technology and healthcare industries. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

We believe we have a competitive advantage, as we are able to deliver our industry-leading solutions at competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with a global team that includes more than 600 experienced health industry experts onshore. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,100 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees.

Our unique business model has allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of MTBC.

Employees

Including the employees of our subsidiaries, as of December 2020, the Company employed approximately 3,700 people worldwide on a full-time basis. We also utilize the services of a small number of part time employees. In addition, all officers of the Company work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase, our operating requirements warrant such hiring, or we are hiring for specific functions where we place additional emphasis, such as marketing and sales.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2020, approximately 40% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company.

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

Our strategy is to expand through organic growth, and through synergistic, accretive acquisitions of healthcare IT companies. Since 2006, we have completed 26 transactions acquiring the assets or businesses of RCM, HCIT, and related companies. The majority of these transactions have occurred since we went public in July 2014. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to our solutions. Acquisitions also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, and increases in administrative costs. Acquisitions may also require additional costs associated with any debt or equity financings undertaken to pay for such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

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

Through the CareCloud transaction, we acquired its software technology and related business, of which certain elements have been subject to a civil investigation since July of 2018 to determine compliance with certain federal regulatory requirements pre-acquisition. The Company has continued to cooperate with the inquiry as CareCloud has historically done. This element was considered as part of the transaction and we believe that the continued investigation will have no material impact on our consolidated financial statements and that we have properly protected ourselves from liability through the negotiated structure of the transaction, including a portion of the consideration held in escrow. The Company currently believes that any potential settlement will be substantially within the range covered by the escrowed funds. However, the outcome cannot yet be determined. In the event of an unfavorable outcome, our business, reputation, and financial condition could be materially and adversely affected.

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

We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (COVID-19). In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the State of New Jersey, together with foreign jurisdictions in which we have operations centers, have declared a state of emergency related to the spread of COVID-19. Such orders or restrictions, and the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others. We may experience further limitations on employee resources in the future, because of sickness of employees or their families.

Healthcare organizations around the world, including our health care provider customers, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will disproportionately harm the results of operations, liquidity and financial condition of these health care organizations and our health care provider customers. As a result, our health care provider customers may seek contractual accommodations from us in the future. To the extent such health care provider customers experience challenges and difficulties, it will adversely affect our business operation and results of operations. We note, for example, that approximately 65% of our revenue is directly tied to the cash collected by our health care provider customers, which means that our short-term revenue has and may in the future decline as less patients visit their doctors during periods of social distancing. Further, a recession or prolonged economic contraction as a result of the COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere which may continue even after the pandemic. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

The widespread COVID-19 pandemic has resulted in, and may continue to result in, significant volatility and uncertainty in U.S. and international financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock and Preferred Stock.

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

The global outbreak of COVID-19 continues to rapidly evolve. We have taken steps intended to mitigate the effects of the pandemic and to protect our global workforce including, but not limited to: moving a significant portion of our workforce to remote operations when and as needed, enacting social distancing and hygiene guidelines set forth by the Centers for Disease Control and Prevention and World Health Organization at our offices, and discontinuing company travel and events, among others. Although we believe we have taken the appropriate actions, we cannot guarantee that these measures will mitigate all or any negative effects of the pandemic. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on our business, results of operations and financial condition, including the uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, the availability of vaccinations, and the governmental responses to the pandemic. However, we will continue to monitor the COVID-19 situation closely and are committed to continuing to make appropriate changes as and when needed.

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

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.

Our business depends on our ability to adapt to evolving technologies and industry standards and upgrade existing and introduce new products and services accordingly. If we cannot adapt to changing technologies and industry standards, including changing requirements of third-party applications and software and meet the requirements of our customers, our products and services may become obsolete, and our business would suffer significantly. Because both the healthcare industry and the healthcare IT technology market are constantly evolving, our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, educate our customers to adopt these new technologies, and successfully assist them in transitioning to our new products and services. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements, emerging industry standards or changing third party applications, and, as a result, our business and reputation could materially suffer. We may not be able to introduce new products or services on schedule, or at all, or such products or services may not achieve market acceptance or existing products or services may cease to function properly. A failure by us to timely adapt to ever changing technologies or our failure to regularly upgrade existing or introduce new products or to introduce these products on schedule could cause us to not only lose our current customers but also fail to attract new customers.

The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 3,100 employees in our Pakistan Offices and Sri Lanka. Approximately 98% of our offshore employees are in our Pakistan offices and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in our Pakistan Offices, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs where our Pakistan Offices are located are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in our Pakistan Offices are negatively impacted.

Pakistan and Sri Lanka have in the past experienced, and could in the future continue to experience periods of political and social unrest, war and acts of terrorism. Our operations in our offshore locations may be negatively impacted by these and a number of other factors, including currency fluctuations, cost of labor and supplies, power grid and infrastructure issues, vandalism, and changes in local law, as well as laws within the United States relating to these countries. Client mandates or preferences for onshore service providers may also adversely impact our business model. Our operations in our Pakistan Offices and Sri Lanka may also be affected by trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our highly educated workforce, particularly in our Pakistan Offices, we may be unable to provide our products and services at attractive prices, and our business would be materially and negatively impacted or discontinued.

We believe that the labor costs in our Pakistan Offices and Sri Lanka are approximately 10% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

Certain lawmakers have been critical of the Affordable Care Act (“ACA”) and have taken steps toward materially revising or even repealing it. On December 14, 2018, a federal judge in Texas ruled the ACA unconstitutional. The decision declared that key parts of the legislation were inconsistent with the Constitution. The decision is still making its way through the courts and has not made an impact on the exchanges which are still open. As of now, there has been no impact to the coverage plans and no final ruling. The ACA included specific reforms for the individual and small group marketplace, including an expansion of Medicaid. We can give no assurances that healthcare reform initiatives, if passed, will not have a material adverse impact on our operational results or the manner in which we operate our business.

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

Under most of our customer contracts, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the ACA;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inactions reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

We have incurred operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.

We incurred net losses of approximately $8.8 million and $872,000 for the years ended December 31, 2020 and 2019, respectively. Our net loss for the years ended December 31, 2020 and 2019, includes approximately $8.1 million and $1.9 million of non-cash amortization expense of purchased intangible assets, respectively.

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

Vendors of products and services like us are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determine that taxes should have, but have not, been paid with respect to our products or services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our products and services going forward will effectively increase the cost of those products and services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the states in which such taxes are imposed.

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

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Executive Chairman, Stephen Snyder, our Chief Executive Officer and A. Hadi Chaudhry, our President. Mr. Haq is instrumental in managing our offshore operations in our Pakistan Offices and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in our Pakistan Offices, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

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

Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property for their competitive advantage. Any such use could have a material adverse effect on our business, results of operations and financial condition. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and divert our management’s attention.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

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

Our proprietary software or service delivery platform (including the platforms we acquired through CareCloud and Meridian) may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

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

Our services involve the web-based storage and transmission of customers’ proprietary information and patient information, including health, financial, payment and other personal or confidential information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. We maintain servers, which store customers’ data, including patient health records, in the U.S. and offshore. We also process, transmit and store some data of our customers on servers and networks that are owned and controlled by third-party contractors in India and elsewhere. Increasingly, threat actors are targeting the healthcare industry with ransomware and other malicious software. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer and patient data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

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

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Our customers’ data, including patient health records, reside on our own servers located in the U.S., Pakistan Offices and Sri Lanka. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

We provide content for use by healthcare providers in treating patients. This content includes, among other things, patient education materials, coding and drug databases developed by third parties, and prepopulated templates providers can use to document as visits and record patient health information. If content in the third-party databases we use is incorrect or incomplete, adverse consequences, including death, may give rise to product liability and other claims against us. A court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our solutions, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. Our liability insurance coverage may not be adequate or continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

We depend on key information systems and third-party service providers.

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

Rapid technological change in the telehealth industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

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

Further, our ability to provide our telehealth services in each state is dependent upon a state’s treatment of telehealth and emerging technologies (such as digital health services), which are subject to changing political, regulatory and other influences. Many states have laws that limit or restrict the practice of telehealth, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. For example, California, New York, Massachusetts, Oregon and Washington, D.C., among others, are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. Failure to comply with these laws could result in denials of reimbursement for services (to the extent such services are billed), recoupments of prior payments, professional discipline for providers or civil or criminal penalties.

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

Our products and services may be significantly impacted by healthcare reform initiatives and will be subject to increasing regulatory requirements, either of which could negatively impact our business in a multitude of ways. If substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our products and services to comply. Reform or changing regulatory requirements may also render our products or services obsolete or may block us from accomplishing our work or from developing new products or services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop or modify our products and services. Such reforms may also make introduction of new products and service costlier or more time-consuming than we currently anticipate. These changes may also prevent our introduction of new products and services or make the continuation or maintenance of our existing products and services unprofitable or impossible.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products and services;

●	the encounter volumes of our customer base;

●	government or commercial healthcare reimbursement policies;

●	physician and patient acceptance of any of our current or future products;

●	introduction of competing products;

●	our operating expenses which fluctuate due to growth of our business;

●	timing and size of any new product or technology acquisitions we may complete; and

●	variable sales cycle and implementation periods for our products and services.

Future sales of shares of our common stock could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Mahmud Haq currently controls 34.3% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 34.3% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 5,475,279 shares have been issued as of December 31, 2020. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

As a public company, we continue to incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, for the year ended December 31, 2020, we performed system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. As a “smaller reporting company” in 2020 and previous years, we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Although we are still currently exempt from the requirement to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting, when our independent registered public accounting firm is required to undertake such an assessment, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiency(ies) in our internal control over financial reporting that are deemed to be material weakness(es), the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We remained an “emerging growth company” until December 31, 2019 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. While we were an “emerging growth company” as defined in the JOBS Act, we were able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

While we have ceased being an emerging growth company as of December 31, 2019, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC fillings will increase, but will still be less than it would be if we were not considered a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their fillings; are exempt from the provisions of Section 404 requiring that independent registered public accounting firms provide an attestation reporting on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. Our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemption available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Shares of Our Preferred Stock

The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Series A Preferred Stock. At December 31, 2020, our total liabilities equaled approximately $36.8 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Our Credit Agreement with Silicon Valley Bank (“SVB”) restricts the payment of dividends in the event of any event of default, including failure to meet certain financial covenants. There can be no assurance that we will remain in compliance with the SVB Credit Agreement, and if we default, we may be contractually prohibited from paying dividends on the Series A Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings.

We may not be able to pay dividends on the Series A Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities), and to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, SVB, which include, among other things, generating adjusted EBITDA or complying with a minimum liquidity ratio at times when we are utilizing our line of credit. If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, including restricting us from making dividend payments.

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

We may redeem the Series A Preferred Stock at any time.

Since November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a change of control, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

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

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 34.3% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series A Preferred Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2020 we lease approximately 190,000 square feet of office space in approximately 19 locations throughout the U.S., with lease terms that are typically five years or less. We also lease approximately 37,000 square feet for five pediatric offices in the Midwest, with leases that will expire between March 2021 and March 2026. The Company entered into a lease in Ohio for a newly built 8,000 square feet pediatric office space in February 2021 with a lease term of 15 years.

We also lease approximately 48,000 square feet of office space and computer server facilities in Islamabad, Pakistan, which lease expires in July 2021, as well as approximately 33,000 square feet in Bagh, Pakistan, with an annually renewable lease. The Company also leases office space in Sri Lanka, which lease expires in March of 2021. This lease will be renewed for an additional year at expiration.

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

Due to conflicting information provided by RPRWC, it is unclear what the extent of the claimed damages are in this matter which at this time appear to be entirely speculative. According to its arbitration demand, RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. On June 12, 2020, in response to a directive from the arbitrator, RPRWC disclosed a statement of damages to MAC in which it increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MTBC and MAC anticipate the award would be substantially less than the amount claimed.

Please see “Risk Factor - Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.” in Part 1, Item 1A of this Annual Report on Form 10-K.

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

Common Stockholders

As of February 8, 2021, there were approximately 6,800 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Recent Sales of Unregistered Securities

There was no sale of unregistered equity securities during the three months ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2020.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2020, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	369,436	1,718,012
Equity compensation plan approved by security holders - preferred shares	44,000	370,075
Total	413,436	2,088,087

Item 6. Selected Financial Data

The selected consolidated statements of operations data presented below for the years ended December 31, 2020 and 2019, as well as the consolidated balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2018, 2017 and 2016, as well as the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results that may be expected in the future.

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

Consolidated Statements of Operations Data

	Years ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except per share data)
Net revenue	$105,122	$64,439	$50,546	$31,811	$24,493
Operating expenses:
Direct operating costs	64,821	41,186	31,253	17,679	13,417
Selling and marketing	6,582	1,522	1,612	1,106	1,224
General and administrative	22,811	17,912	16,264	11,738	12,459
Research and development	9,311	871	1,029	1,082	902
Change in contingent consideration	(1,000)	(344)	73	152	(716)
Depreciation and amortization	9,905	3,006	2,854	4,300	5,108
Restructuring, impairment and unoccupied lease charges	963	219	-	276	-
Total operating expenses	113,393	64,372	53,085	36,333	32,394

Operating (loss) income	(8,271)	67	(2,539)	(4,522)	(7,901)

Interest income - net	(446)	(121)	(250)	(1,307)	(646)
Other income (expense) - net	7	(625)	494	332	(53)
Loss before provision (benefit) for income taxes	(8,710)	(679)	(2,295)	(5,497)	(8,600)
Income tax provision (benefit)	103	193	(157)	68	197
Net loss	$(8,813)	$(872)	$(2,138)	$(5,565)	$(8,797)
Preferred stock dividend	13,877	6,386	4,824	2,030	753
Net loss attributable to common shareholders	$(22,690)	$(7,258)	$(6,962)	$(7,595)	$(9,550)
Weighted average common shares outstanding basic and diluted	12,678,845	12,087,947	11,721,232	11,010,432	10,036,988
Net loss per common share: basic and diluted	$(1.79)	$(0.60)	$(0.59)	$(0.69)	$(0.95)

Consolidated Balance Sheet Data	As of December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Cash	$20,925	$19,994	$14,472	$4,362	$3,477
Working capital - net (1)	15,795	19,823	17,916	4,608	(7,418)
Total assets	137,999	56,402	47,623	25,526	28,324
Long-term debt	41	83	222	121	4,200
Shareholders’ equity	101,245	42,837	38,870	20,250	7,067

(1)	Working capital-net is defined as current assets less current liabilities.

Other Financial Data	Years ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Adjusted EBITDA	$10,871	$8,101	$4,802	$2,291	$(605)

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with adjusted EBITDA, a non-GAAP financial measure of earnings. Adjusted EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation, amortization, transaction, integration, restructuring, impairment charges, unoccupied lease charges and change in contingent consideration. Our management uses adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of our business model. We use this non-GAAP financial measure to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains a reconciliation of net loss to adjusted EBITDA.

Reconciliation of net loss	Years ended December 31,
to adjusted EBITDA	2020	2019	2018	2017	2016
		($ in thousands)
Net loss	$(8,813)	$(872)	$(2,138)	$(5,565)	$(8,797)
Depreciation	1,354	909	689	634	527
Amortization	8,551	2,097	2,165	3,666	4,581
Foreign exchange loss (gain) / other expense	71	827	(435)	(249)	53
Interest expense - net	446	121	250	1,307	646
Income tax provision (benefit)	103	193	(157)	68	197
Stock-based compensation expense	6,502	3,216	2,464	1,487	1,928
Transaction and integration costs	2,694	1,735	1,891	515	976
Restructuring, impairment and unoccupied lease charges	963	219	-	276	-
Change in contingent consideration	(1,000)	(344)	73	152	(716)
Adjusted EBITDA	$10,871	$8,101	$4,802	$2,291	$(605)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2020 and 2019 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

The Company is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services to healthcare providers and hospitals throughout the United States. Our integrated Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems. At a high level, these solutions can be categorized as follows:

●	RCM services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system.
●	Proprietary healthcare IT software solutions, which can be bundled with our RCM services, including:

	○	EHRs, which are easy to use, integrated with our business services or offered as SaaS solutions, and allow our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork;
	○	PM software and related tools, which support our clients’ day-to-day business operations and workflows;
	○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
	○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
	○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and
	○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Medical Office Practice Management Services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services and administrative support staff. We also provide management, bill-paying and financial advisory services.

Our offshore operations in our Pakistan Offices and Sri Lanka together accounted for approximately 10% and 14% of total expenses for the years ended December 31, 2020 and 2019, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% and 78% of foreign costs for the years ended December 31, 2020 and 2019, respectively). Because personnel-related costs are significantly lower in our Pakistan Offices and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax provision (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign exchange (gains) and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Restructuring, impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	($ in thousands)
Net revenue	$105,122	$64,439

GAAP net loss	(8,813)	(872)

Provision for income taxes	103	193
Net interest expense	446	121
Foreign exchange loss / other expense	71	827
Stock-based compensation expense	6,502	3,216
Depreciation and amortization	9,905	3,006
Transaction and integration costs	2,694	1,735
Restructuring, impairment and unoccupied lease charges	963	219
Change in contingent consideration	(1,000)	(344)
Adjusted EBITDA	$10,871	$8,101

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Restructuring, impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	($ in thousands)
Net revenue	$105,122	$64,439

GAAP net loss	(8,813)	(872)
Provision for income taxes	103	193
Net interest expense	446	121
Other (income) expense - net	(7)	625
GAAP operating (loss) / income	(8,271)	67
GAAP operating margin	(7.9)%	0.1%

Stock-based compensation expense	6,502	3,216
Amortization of purchased intangible assets	8,127	1,877
Transaction and integration costs	2,694	1,735
Restructuring, impairment and unoccupied lease charges	963	219
Change in contingent consideration	(1,000)	(344)
Non-GAAP adjusted operating income	$9,015	$6,770
Non-GAAP adjusted operating margin	8.6%	10.5%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign exchange (gains) and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Restructuring, impairment and unoccupied lease charges;
●	Changes in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	($ in thousands except for per share amounts)
GAAP net loss	$(8,813)	$(872)

Foreign exchange loss / other expense	71	827
Stock-based compensation expense	6,502	3,216
Amortization of purchased intangible assets	8,127	1,877
Transaction and integration costs	2,694	1,735
Restructuring, impairment and unoccupied lease charges	963	219
Change in contingent consideration	(1,000)	(344)
Income tax (benefit) expense related to goodwill	(85)	80
Non-GAAP adjusted net income	$8,459	$6,738

	December 31,
	2020	2019
GAAP net loss attributable to common shareholders, per share	$(1.79)	$(0.60)
Impact of preferred stock dividend	1.13	0.53
Net loss per end-of-period share	(0.66)	(0.07)

Foreign exchange loss / other expense	0.01	0.07
Stock-based compensation expense	0.49	0.26
Amortization of purchased intangible assets	0.60	0.15
Transaction and integration costs	0.20	0.14
Restructuring, impairment and unoccupied lease charges	0.07	0.02
Change in contingent consideration	(0.07)	(0.03)
Income tax (benefit) expense related to goodwill	(0.01)	0.01
Non-GAAP adjusted earnings per share	$0.63	$0.55

End-of-period common shares	13,380,245	12,237,686
In-the-money warrants and outstanding unvested RSUs	3,392,575	576,084
Total fully diluted shares	16,772,820	12,813,770
Non-GAAP adjusted diluted earnings per share	$0.50	$0.53

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of December 31, 2020 and 2019. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	($ in thousands, except per share data)
Net revenue	$32,037	$31,639	$19,579	$21,867	$15,758	$16,851	$16,750	$15,080
Operating expenses:
Direct operating costs	18,979	19,719	12,556	13,567	9,406	10,536	11,396	9,848
Selling and marketing	1,805	1,571	1,625	1,581	430	348	383	361
General and administrative	5,634	6,191	5,393	5,593	4,156	4,452	5,143	4,161
Research and development	2,465	2,367	2,146	2,333	221	176	219	255
Change in contingent consideration	(500)	(500)	-	-	-	(280)	-	(64)
Depreciation and amortization	2,961	3,206	2,405	1,333	598	815	836	757
Restructuring, impairment and unoccupied lease charges	282	320	63	298	83	136	-	-
Total operating expenses	31,626	32,874	24,188	24,705	14,894	16,183	17,977	15,318

Operating income (loss)	411	(1,235)	(4,609)	(2,838)	864	668	(1,227)	(238)

Interest expense - net	(94)	(130)	(142)	(80)	(39)	(32)	(33)	(17)
Other (expense) income - net	(77)	(247)	(114)	445	(401)	(688)	545	(81)
Income (loss) before provision for income taxes	240	(1,612)	(4,865)	(2,473)	424	(52)	(715)	(336)
Income tax provision (benefit)	85	62	(74)	30	91	87	56	(41)
Net income (loss)	$155	$(1,674)	$(4,791)	$(2,503)	$333	$(139)	$(771)	$(295)

Preferred stock dividend	3,727	4,230	3,277	2,643	1,804	1,603	1,486	1,493
Net loss attributable to common shareholders	$(3,572)	$(5,904)	$(8,068)	$(5,146)	$(1,471)	$(1,742)	$(2,257)	$(1,788)
Loss per common share:
Basic and diluted	$(0.28)	$(0.47)	$(0.65)	$(0.42)	$(0.12)	$(0.14)	$(0.19)	$(0.15)

Adjusted EBITDA	$5,702	$4,213	$191	$765	$2,786	$2,594	$1,141	$1,580

Reconciliation of net income (loss) to adjusted EBITDA

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	($ in thousands)
Net income (loss)	$155	$(1,674)	$(4,791)	$(2,503)	$333	$(139)	$(771)	$(295)
Depreciation	409	383	287	275	241	238	224	207
Amortization	2,553	2,823	2,118	1,058	358	576	612	550
Foreign exchange loss (gain) / other expense	88	296	111	(424)	418	704	(539)	244
Interest expense - net	94	130	142	80	39	32	33	17
Income tax provision (benefit)	85	62	(74)	30	91	87	56	(41)
Stock-based compensation expense	1,551	1,763	1,881	1,307	890	776	792	758
Transaction and integration costs	986	609	454	644	333	464	734	204
Restructuring, impairment and unoccupied lease charges	281	321	63	298	83	136	-	-
Change in contingent consideration	(500)	(500)	-	-	-	(280)	-	(64)
Adjusted EBITDA	$5,702	$4,213	$191	$765	$2,786	$2,594	$1,141	$1,580

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

Providers and Practices Served: As of December 31, 2020, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 practices. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. As of December 31, 2019, we served approximately 10,500 providers representing approximately 1,800 practices.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2020 and 2019 were 88% and 90%, respectively.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services and bundled services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These bundled fees are included in revenue cycle management revenue. These services accounted for approximately 62% and 66% of our revenues during the years ended December 31, 2020 and 2019, respectively. This includes customers utilizing our proprietary product suite, PracticePro®, as well as customers from acquisitions which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers.

Software-as-a-service (“SaaS”) fees, for clients not utilizing revenue cycle management services, accounted for approximately 18% and 1% of revenue during the year ended December 31, 2020 and 2019, respectively. When clients utilize our revenue cycle management services, basic SaaS services are included at no additional charge. We also generate revenue from our practice management and group purchasing services which began in July 2018 as a result of the Orion acquisition. Revenue is also generated from transcription, coding, indexing and other ancillary services.

We earned approximately 6% and 8% of our revenue from printing and mailing operations, clearinghouse, EDI services and ancillary RCM services during the years ended December 31, 2020 and 2019, respectively. We earned approximately 1% and 2% of our revenue from group purchasing services during the years ended December 31, 2020 and 2019, respectively.

We also earned approximately 11% and 21% of our revenue from practice management services, including reimbursement of certain costs plus a percentage of the operating profit, during the years ended December 31, 2020 and 2019, respectively. We began providing practice management services and group purchasing services on July 1, 2018. In December 2019, we launched the telehealth service. Revenues from the telehealth source were approximately $7,000 for the year ended December 31, 2020 and are included within our revenue cycle management services revenue.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers and the patients of the three managed medical practices, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Operations in our Pakistan Offices and Sri Lanka together accounted for approximately 10% and 13% of direct operating costs for the years ended December 31, 2020 and 2019, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses.

Research and Development Expense. Research and development expense consists primarily of personnel-related costs and third-party contractor costs.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Pakistan Offices and Sri Lanka office accounted for approximately 15% and 16% of general and administrative expenses for the years ended December 31, 2020 and 2019, respectively.

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

Restructuring, Impairment and Unoccupied Lease Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company is marketing both the unused facilities and the unused space for sub-lease. In February 2021, the Company was able to settle one lease obligation.

Interest and Other Income (Expense). Interest expense consists of interest costs and loan origination costs related to our working capital line of credit and amounts due in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses), and amounted to a foreign exchange gain of $14,000 and a loss of $827,000 for the years ended December 31, 2020 and 2019, respectively.

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2020 and December 31, 2019. Effective January 1, 2018, there is a global intangible low-taxed income (“GILTI”) tax. Companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

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

Revenue from Contracts with Customers:

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Our revenue recognition policies require us to make significant judgments and estimates, particularly as it relates to revenue cycle management. Under ASC 606, certain significant accounting estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure the revenue cycle management revenue. To measure group purchasing services revenue, we need to estimate the number of providers purchasing vaccines and the amount and timing of those purchases. We analyze various factors including, but not limited to, contractual terms and conditions, the credit-worthiness of our customers and our pricing policies. Changes in judgment on any of the above factors could materially impact the timing and amount of revenue recognized in a given period.

Revenue is recognized as the performance obligations are satisfied. We derive revenue from seven primary sources: revenue cycle management services, SaaS, practice management services, professional services, ancillary services, group purchasing services, printing and mailing services, and clearinghouse and EDI (electronic data interchange) services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain a single performance obligation. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual price for the service, which is consistent with the stand-alone selling price.

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

Although we believe that our approach to estimates and judgments is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material. Our estimates of variable consideration may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in an accounting period. The amount of variable consideration recognized to date that remains subject to estimation is included within the contract asset in the consolidated balance sheets.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2020 or 2019.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	December 31,
	2020	2019
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	61.7%	63.9%
Selling and marketing	6.3%	2.4%
General and administrative	21.7%	27.8%
Research and development	8.9%	1.4%
Change in contingent consideration	(1.0)%	(0.5)%
Depreciation and amortization	9.4%	4.7%
Restructuring, impairment and unoccupied lease charges	0.9%	0.3%
Total operating expenses	107.9%	100.0%

Operating (loss) income	(7.9)%	0.0%

Interest expense - net	0.4%	0.2%
Other income (expense) - net	0.0%	(1.0)%
Loss before income taxes	(8.3)%	(1.2)%
Income tax provision	0.1%	0.3%
Net loss	(8.4)%	(1.5)%

Comparison of 2020 and 2019

	December 31,		Change
	2020	2019	Amount	Percent
	($ in thousands)
Net revenue	$105,122	$64,439	$40,683	63%

Net revenue. Net revenue of $105.1 million for the year ended December 31, 2020 increased by $40.7 million or 63% from revenue of $64.4 million for the year ended December 31, 2019. Total revenue for the year ended December 31, 2020 included $53.3 million from customers acquired in the CareCloud and Meridian acquisitions. Revenue for the year ended December 31, 2020 includes $65.3 million relating to RCM and bundled services, $18.7 million related to SaaS services and $11.8 million for practice management services.

	December 31,		Change
	2020	2019	Amount	Percent
	($ in thousands)
Direct operating costs	$64,821	$41,186	$23,635	57%
Selling and marketing	6,582	1,522	5,060	332%
General and administrative	22,811	17,912	4,899	27%
Research and development	9,311	871	8,440	969%
Change in contingent consideration	(1,000)	(344)	(656)	191%
Depreciation	1,354	909	445	49%
Amortization	8,551	2,097	6,454	308%
Restructuring, impairment and unoccupied lease charges	963	219	744	340%
Total operating expenses	$113,393	$64,372	$49,021	76%

Direct Operating Costs. Direct operating costs of $64.8 million for the year ended December 31, 2020 increased by $23.6 million or 57% from direct operating costs of $41.2 million for the year ended December 31, 2019. Salary costs increased by $12.2 million primarily as a result of the CareCloud and Meridian acquisitions. Outsourcing and other customer processing costs increased by $9.2 million, outside consultant costs increased by $873,000 and facility costs increased by $962,000.

Selling and Marketing Expense. Selling and marketing expense of $6.6 million for the year ended December 31, 2020 increased by $5.1 million or 332% from selling and marketing expense of $1.5 million for the year ended December 31, 2019. The increase was primarily related to additional emphasis on sales and marketing activities which accelerated as a result of the CareCloud acquisition.

General and Administrative Expense. General and administrative expense of $22.8 million for the year ended December 31, 2020 increased by $4.9 million or 27% from general and administrative expense of $17.9 million for the year ended December 31, 2019. Salary costs increased by $2.3 million as a result of the CareCloud and Meridian acquisitions. Computer expenses in subsidiaries increased by $771,000 and legal and professional fees increased by $965,000.

Research and Development Expense. Research and development expense of $9.3 million for the year ended December 31, 2020 increased by $8.4 million or 969% from research and development expense of $871,000 in the prior year. The increase primarily represented additional salaries and outsourced development expense and cloud services related to new and enhanced product development, primarily on technologies acquired as a result of the CareCloud and Meridian acquisitions.

Contingent Consideration. The changes in contingent consideration of ($1.0 million) and ($344,000) for the years ended December 31, 2020 and 2019, respectively, relate to changes in the fair value of the contingent consideration.

Depreciation. Depreciation of $1.4 million for the year ended December 31, 2020 increased by $445,000 or 49% from depreciation of $909,000 for the year ended December 31, 2019, primarily as a result of additional property and equipment purchases and the property and equipment obtained from the CareCloud and Meridian acquisitions.

Amortization Expense. Amortization expense of $8.6 million for the year ended December 31, 2020, increased by $6.5 million or 308% from amortization expense of $2.1 million for the year ended December 31, 2019. The increase was primarily related to the intangible assets acquired from the CareCloud and Meridian acquisitions.

Restructuring, Impairment and Unoccupied Lease Charges. Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for space not being utilized by the Company. The Company is marketing the unused facilities and unused space for sub-lease. In February 2021, the Company was able to settle one lease obligation.

	December 31,		Change
	2020	2019	Amount	Percent
	($ in thousands)
Interest income	$42	$262	$(220)	(84)%
Interest expense	(488)	(383)	(105)	27%
Other income (expense) - net	7	(625)	632	101%
Income tax provision	103	193	(90)	47%

Interest Income. Interest income of $42,000 for the year ended December 31, 2020 decreased by $220,000 or 84% from interest income of $262,000 for the year ended December 31, 2019. Interest income primarily represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $488,000 for the year ended December 31, 2020 increased by $105,000 or 27% from interest expense of $383,000 for the year ended December 31, 2019. Interest expense also includes the amortization of deferred financing costs which was approximately $180,000 and $192,000 during the years ended December 31, 2020 and 2019, respectively.

Other Income (Expense) - net. Other income - net was $7,000 for the year ended December 31, 2020 compared to other expense - net of $625,000 for the year ended December 31, 2019. Included in other income (expense) - net are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision (Benefit). There was a $103,000 provision for income taxes for the year ended December 31, 2020, compared to the provision for income taxes of $193,000 for the year ended December 31, 2019. Included in the tax provision for the year ended December 31, 2020 is an $84,000 deferred income tax benefit.

The current income tax provision for the years ended December 31, 2020 and 2019 was approximately $187,000 and $113,000, respectively, and primarily relates to state minimum taxes and foreign income taxes. The pre-tax loss was $8.7 million and $679,000 for the years ended December 31, 2020 and 2019, respectively. The Company has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2020 and 2019.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, goodwill from asset acquisitions is tax deductible and amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to be recorded over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2020 and 2019 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the related business is sold.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While the Company’s plan is to be profitable in the future and begin utilizing these deferred tax assets, the Company currently lacks sufficient evidence to allow it to release the valuation allowance in 2020 and 2019. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period of release.

As of December 31, 2020, the Company has a total federal NOL carry forward of approximately $270.9 million of which approximately $198.8 million will expire between 2029 and 2037, and the balance of approximately $72.1 million has an indefinite life. Out of the total federal NOL carry forward, approximately $237.6 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $161.0 million, of which $85.8 million relates to the State of New Jersey. These NOLs expire between 2034 and 2040.

Liquidity and Capital Resources

During the year ended December 31, 2020, there was negative cash flow from operations of approximately $892,000 and at year-end the Company had $20.9 million in cash and positive working capital of $15.8 million. Cash used by operations in 2020 includes $10.3 million used to pay outstanding obligations assumed with the acquisitions of CareCloud and Meridian, which were anticipated at the time of acquisition and factored into the purchase prices. During the three months ended December 31, 2020, cash provided by operations was $3.4 million. The Company has a revolving line of credit with SVB, and, as of December 31, 2020, there was no balance outstanding. During 2019, the Company sold 373,000 shares of Preferred Stock and raised $9.6 million in net proceeds after fees and expenses. During the year ended December 31, 2020, the Company sold 1,932,000 shares of Preferred Stock and raised $44.5 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the years presented.

	Year ended December 31,		Change
	2020	2019	Amount	Percent
	($ in thousands)
Net cash (used in) provided by operating activities	$(892)	$7,618	$(8,510)	(112)%
Net cash used in investing activities	(31,469)	(4,158)	(27,311)	(657)%
Net cash provided by financing activities	33,422	1,422	32,000	2,250%
Effect of exchange rate changes on cash	(130)	640	(770)	(120)%
Net increase in cash	$931	$5,522	$(4,591)	(83)%

The loss before income taxes was $8.7 million for the year ended December 31, 2020, of which $9.9 million was non-cash depreciation and amortization. The loss before income taxes for the year ended December 31, 2019 was $679,000, of which $3.0 million was non-cash depreciation and amortization.

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

During the second quarter of 2020, patient volumes decreased due to COVID-19, but returned to near normal levels during the third and fourth quarters. The Company did not have any significant employee terminations or furloughs as a result of COVID -19.

During 2021, the Company currently estimates that it will need to pay approximately $4.2 million to resolve a civil investigation which one of the subsidiaries it acquired in 2020 has been subject to since July 2018. Of this amount, $4.0 million will come from escrowed shares of preferred stock that the Company holds.

Operating Activities

Cash used by operating activities was $892,000 and cash generated by operating activities was $7.6 million during the years ended December 31, 2020 and 2019, respectively. The increase in the net loss of $7.9 million included the following changes in non-cash items: increase in depreciation and amortization of $7.1 million, increase in stock-based compensation of $3.3 million, and an increase in lease amortization of $1.0 million. Revenue increased by $40.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, and operating expenses increased by $49.0 million for the same period primarily due to the acquisitions of CareCloud and Meridian.

Cash generated by the reduction of accounts receivable was $394,000 for the year ended December 31, 2020, compared with a reduction of $765,000 for the year ended December 31, 2019. This excludes the acquired accounts receivable as part of the ETM, CareCloud and Meridian acquisitions. Accounts payable, accrued compensation and accrued expenses increased by $11.9 million during the year ended December 31, 2020, compared with an increase of $1.4 million for the year ended December 31, 2019. While the cash used to pay pre-acquisition accounts payable, accrued compensation and accrued expenses was anticipated at the time of the CareCloud and Meridian acquisitions, and was considered as part of the purchase prices of these transactions, it is shown as cash used by operations to conform with GAAP.

Investing Activities

Cash used in investing activities during the year ended December 31, 2020 was $31.5 million, an increase of $27.3 million compared to $4.2 million during the year ended December 31, 2019. The change is due to the Company acquiring ETM for a cash consideration of $1.6 million during 2019, while in 2020 the Company paid $23.7 million for the acquisitions of CareCloud and Meridian. Capitalized software was $5.2 million and $538,000 during the years ended December 31, 2020 and 2019, respectively.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2020 was $33.4 million, compared to $1.4 million for the year ended December 31, 2019. Cash provided by financing activities during 2020 includes $44.5 million of net proceeds after fees and expenses from issuing 1,932,000 shares of Preferred Stock, offset by $666,000 of repayments for debt obligations, and $11.4 million of Preferred Stock dividends. Cash provided by financing activities during 2019 includes $9.6 million of net proceeds from issuing 373,000 shares of Preferred Stock, offset by $430,000 of repayments for debt obligations, and $6.1 million of Preferred Stock dividends. There was also $2.2 million of payments to settle the tax withholding obligations in 2020 compared to $1.4 million in 2019. There were no borrowings under the revolving line of credit as of December 31, 2020 and 2019.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2020, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise. We do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

Our management has performed its assessment according to the guidelines established by COSO. Management excluded Meridian from its assessment of internal controls over financial reporting, the most recent acquisition, as it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the commencement date and the date of management’s assessment. During 2020, the revenue recorded by the Company for Meridian was approximately $21.5 million. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2020, is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2021 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2020 (“2021 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		(i)	Consolidated Balance Sheets as of December 31, 2020 and 2019
		(ii)	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
		(iii)	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019
		(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019
		(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
		(vi)	Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description

2.1	Assignment Agreement dated October 3, 2016, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.2	Strict Foreclosure Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.3	Transition Services Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.4	First Amendment to Assignment Agreement dated January 3, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2017, and incorporated herein by reference).

2.5	Second Amendment to Assignment Agreement dated January 23, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 24, 2017, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2018, and incorporated herein by reference).

2.7	Transition Services Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 2.29 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

2.8	Asset Purchase Agreement dated March 27, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2019, and incorporated herein by reference).

2.9	Amended and Restated Asset Purchase Agreement dated April 3, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2019, and incorporated herein by reference).

2.10	Agreement and Plan of Merger by and among MTBC, Inc., MTBC Merger Sub, Inc., CareCloud Corporation and Runway Growth Credit Fund Inc., as the Seller’s representative dated January 8, 2020 (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 8, 2020, and incorporated herein by reference).

2.11	Escrow Agreement dated January 8, 2020 by and among MTBC, Inc., Runway Growth Credit Fund., Inc. and TD Bank (filed as Exhibit 10.17 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

2.12	Stock Purchase Agreement dated June 16, 2020 by and among MTBC, Inc., Origin Holdings, Inc., Meridian Billing Management Co., Origin Holdings, Inc., and GMM II Holdings, LLC, (filed as Exhibit 2.1 to the Company’s Form 8-K on June 17, 2020, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company dated April 4, 2014 (filed as Exhibit 3.1 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

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

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.7	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.8	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.9	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.10	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.11	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.12	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.13	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015, and incorporated herein by reference).

4.3	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.4	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.5 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.6 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.7	Form of Warrant to Purchase Stock issued by the Company on June 16, 2020 with respect to the Meridian transaction (filed as Exhibit 4.7 to the Company’s Form S-1 filed on August 20, 2020, and incorporated herein by reference).

4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4*	Second Amendment to MTBC, Inc. Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.7	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.8 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and Stephen Snyder dated as of May 1, 2018 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of May 1, 2018 (filed as Exhibit 10.3 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.11 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.12	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.13	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.14	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.15	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank (filed as Exhibit 10.16 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

10.16	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.17	Asset Purchase Agreement dated March 27, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2019, and incorporated herein by reference).

10.18	Amended and Restated Asset Purchase Agreement dated April 3, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2019, and incorporated herein by reference).

10.19	Underwriting Agreement dated July 16, 2020 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters names therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2020, and incorporated herein by reference).

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

MTBC, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date: February 25, 2021

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		February 25, 2021
Mahmud Haq	Executive Chairman and Director

/s/ Stephen Snyder		February 25, 2021
Stephen Snyder	Principal Executive Officer and Director

/s/ Bill Korn		February 25, 2021
Bill Korn	Principal Financial Officer

/s/ Norman Roth		February 25, 2021
Norman Roth	Principal Accounting Officer

/s/ A. Hadi Chaudhry		February 25, 2021
A. Hadi Chaudhry	President and Director

/s/ Anne Busquet		February 25, 2021
Anne Busquet	Director

/s/ Lawrence Sharnak		February 25, 2021
Lawrence Sharnak	Director

/s/ John N. Daly		February 25, 2021
John N. Daly	Director

/s/ Cameron Munter		February 25, 2021
Cameron Munter	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MTBC, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of MTBC, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of certain Intangible Assets associated with the acquisitions of Meridian Billing Management Co. and CareCloud Corporation

As described further in Note 3 to the consolidated financial statements, the Company completed the acquisitions of Meridian Billing Management Co. and CareCloud Corporation (collectively, the “Acquisitions”) during the year ended December 31, 2020. These transactions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, which resulted in the identification and recognition of certain intangible assets. Intangible assets consisted primarily of customer relationships and technology (collectively, “the identifiable intangible assets”). The Company used a discounted cash flow model to measure the customer relationship intangible assets and a relief from royalty model to measure the technology acquired. We identified valuation of identifiable intangible assets associated with these acquisitions as a critical audit matter.

The principal considerations for our determination that the valuation of the identifiable intangible assets is a critical audit matter is the complexity and high degree of subjectivity associated with auditing the Company’s fair value of identifiable intangible assets. The significant assumptions used to estimate the fair value of the identifiable intangible assets include certain assumptions that form the basis of the future net cash flows, such as assumed growth rates, discount rate, economic lives, royalty rates and customer attrition. These significant assumptions are forward looking and consider anticipated market conditions, which, in turn, requires subjective auditor judgement.

Our audit procedures related to the valuation of intangible assets included the following, among others:

●	We tested the significant assumptions used within the discounted cash flow model to estimate the fair value of the identifiable intangible assets which included certain assumptions such as assumed growth rates and economic lives as compared to historical data.
●	We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the appropriateness of the selected valuation methodology for the identifiable intangible assets and evaluating the reasonableness of certain significant assumptions used, including discount rates, economic lives, royalty rates, and customer attrition.
●	We evaluated whether assumptions used were reasonable by considering past performance of similar assets, market data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Iselin, New Jersey

February 25, 2021

MTBC, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$20,925	$19,994
Accounts receivable, net	12,089	6,995
Contract asset	4,105	2,385
Inventory	399	491
Current assets - related party	13	13
Prepaid expenses and other current assets	7,288	1,123
Total current assets	44,819	31,001
Property and equipment - net	4,921	2,908
Operating lease right-of-use assets	7,743	3,526
Intangible assets - net	29,978	5,977
Goodwill	49,291	12,634
Other assets	1,247	356
TOTAL ASSETS	$137,999	$56,402
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,461	$3,491
Accrued compensation	2,590	1,836
Accrued expenses	8,501	2,111
Operating lease liability (current portion)	4,729	1,689
Deferred revenue (current portion)	1,173	20
Accrued liability to related party	1	1
Deferred payroll taxes	927	-
Notes payable (current portion)	401	284
Dividend payable	4,241	1,746
Total current liabilities	29,024	11,178
Notes payable	41	83
Deferred payroll taxes	927	-
Operating lease liability	6,297	2,041
Deferred revenue	305	19
Deferred tax liability	160	244
Total liabilities	36,754	13,565
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at December 31, 2020 and December 31, 2019; issued and outstanding 5,475,279 and 2,539,325 shares at December 31, 2020 and December 31, 2019, respectively	5	2
Common stock, $0.001 par value - authorized 29,000,000 shares at December 31, 2020 and December 31, 2019; issued 14,121,044 and 12,978,485 shares at December 31, 2020 and December 31, 2019, respectively; 13,380,245 and 12,237,686 shares outstanding at December 31, 2020 and December 31, 2019, respectively	14	13
Additional paid-in capital	136,781	69,403
Accumulated deficit	(33,889)	(25,076)
Accumulated other comprehensive loss	(1,004)	(843)
Less: 740,799 common shares held in treasury, at cost at December 31, 2020 and December 31, 2019	(662)	(662)
Total shareholders’ equity	101,245	42,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,999	$56,402

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

($ in thousands, except share and per share amounts)

	December 31,
	2020	2019
NET REVENUE	$105,122	$64,439
OPERATING EXPENSES:
Direct operating costs	64,821	41,186
Selling and marketing	6,582	1,522
General and administrative	22,811	17,912
Research and development	9,311	871
Change in contingent consideration	(1,000)	(344)
Depreciation and amortization	9,905	3,006
Restructuring, impairment and unoccupied lease charges	963	219
Total operating expenses	113,393	64,372
OPERATING (LOSS) INCOME	(8,271)	67
OTHER:
Interest income	42	262
Interest expense	(488)	(383)
Other income (expense) - net	7	(625)
LOSS BEFORE PROVISION FOR INCOME TAXES	(8,710)	(679)
Income tax provision	103	193
NET LOSS	$(8,813)	$(872)

Preferred stock dividend	13,877	6,386
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,690)	$(7,258)

Net loss per common share: basic and diluted	$(1.79)	$(0.60)
Weighted-average common shares used to compute basic and diluted loss per share	12,678,845	12,087,947

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

($ in thousands)

	December 31,
	2020	2019
NET LOSS	$(8,813)	$(872)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(161)	578
COMPREHENSIVE LOSS	$(8,974)	$(294)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

MTBC, INC.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

($ in thousands, except for number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Treasury	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	(Common) Stock	Equity
Balance - January 1, 2019	2,136,289	$2	12,570,557	$13	$65,142	$(24,204)	$(1,421)	$(662)	38,870
Net income	-	-	-	-	-	(872)	-	-	(872)
Foreign currency translation adjustment	-	-	-	-	-	-	578	-	578
Issuance of stock under the equity incentive plan	30,006	-	407,928	-	-	-	-	-	-
Issuance of preferred stock, net of fees and expenses	373,030	-	-	-	9,586	-	-	-	9,586
Stock-based compensation, net of cash settlements	-	-	-	-	1,920	-	-	-	1,920
Tax withholding obligations on stock issued to employees	-	-	-	-	(859)	-	-	-	(859)
Preferred stock dividends	-	-	-	-	(6,386)	-	-	-	(6,386)
Balance - December 31, 2019	2,539,325	$2	12,978,485	$13	$69,403	$(25,076)	$(843)	$(662)	$42,837

Balance - January 1, 2020	2,539,325	$2	12,978,485	$13	$69,403	$(25,076)	$(843)	$(662)	$42,837
Net loss	-	-	-	-	-	(8,813)	-	-	(8,813)
Foreign currency translation adjustment	-	-	-	-	-	-	(161)	-	(161)
Issuance of stock under the equity incentive plan	43,954	-	549,210	-	-	-	-	-	-
Issuance of preferred stock, net of fees and expenses	1,932,000	2	-	-	44,541	-	-	-	44,543
Issuance of preferred stock in connection with the CareCloud and Meridian acquisitions	960,000	1	-	-	22,603	-	-	-	22,604
Issuance of warrants in connection with the CareCloud and Meridian acquisitions	-	-	-	-	5,070	-	-	-	5,070
Exercise of common stock warrants	-	-	593,349	1	4,449	-	-	-	4,450
Stock-based compensation, net of cash settlements	-	-	-	-	4,592	-	-	-	4,592
Preferred stock dividends	-	-	-	-	(13,877)	-	-	-	(13,877)
Balance - December 31, 2020	5,475,279	$5	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245

For all years presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to consolidated financial statements.

MTBC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

($ in thousands)

	2020	2019
OPERATING ACTIVITIES:
Net loss	$(8,813)	$(872)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,134	3,071
Lease amortization	2,889	1,888
Deferred revenue	263	(5)
Provision for doubtful accounts	369	118
(Benefit) provision for deferred income taxes	(84)	80
Foreign exchange (gain) loss	(14)	827
Interest accretion	677	498
Gain on sale of assets	(5)	(38)
Stock-based compensation expense	6,502	3,216
Change in contingent consideration	(1,000)	(344)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	394	765
Contract asset	(300)	362
Inventory	92	(47)
Other assets	(118)	(529)
Accounts payable and other liabilities	(11,878)	(1,372)
Net cash (used in) provided by operating activities	(892)	7,618
INVESTING ACTIVITIES:
Purchase of property and equipment	(2,589)	(2,020)
Capitalized software	(5,163)	(538)
Cash paid for acquisitions (net)	(23,717)	(1,600)
Net cash used in investing activities	(31,469)	(4,158)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(11,382)	(6,109)
Settlement of tax withholding obligations on stock issued to employees	(2,198)	(1,392)
Repayments of notes payable, net	(666)	(430)
Contingent consideration payments	-	(183)
Proceeds from exercise of warrants	4,450	-
Net proceeds from issuance of preferred stock	44,543	9,586
Proceeds from line of credit	19,500	-
Repayments of line of credit	(19,500)	-
Settlement of contingent obligation	(1,325)	-
Other financing activities	-	(50)
Net cash provided by financing activities	33,422	1,422
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(130)	640
NET INCREASE IN CASH	931	5,522
CASH - beginning of the period	19,994	14,472
CASH - end of the period	$20,925	$19,994
SUPPLEMENTAL NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in connection with CareCloud and Meridian acquisitions	$24,000	$-
Vehicle financing obtained	$28	$25
Dividends declared, not paid	$4,241	$1,746
Purchase of prepaid insurance through assumption of note	$668	$301
Warrants issued	$5,070	$-
Escrow recorded as indemnification asset and offsetting accrual	$4,000	$-
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$85	$119
Interest	$165	$67

See notes to consolidated financial statements.

MTBC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. Organization and Business

MTBC, Inc., (“MTBC” and together with its consolidated subsidiaries, the “Company”, “we”, “us” and/or “our”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, comprehensive practice management services, electronic health records, patient experience management solutions and other technology-driven practice management services for private and hospital-employed healthcare providers. MTBC has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., in our Pakistan Offices and in Sri Lanka.

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

In March 2019, MTBC formed MTBC-Med, Inc. (“MED”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of Etransmedia Technology, Inc. and its subsidiaries (“Etransmedia”). In January 2020, MTBC purchased CareCloud Corporation (“CareCloud”). In June 2020, MTBC purchased Meridian Billing Management Co. (“MBM”) and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”). See Note 3.

During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2020, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise.

2. Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results and financial condition of MTBC, its wholly-owned subsidiaries; MAC, MHI, MPM, MED (since April 1, 2019), its majority-owned subsidiary MTBC Pvt. Ltd, MED (since April 2019), CareCloud (since January 2020), Meridian Medical Management (since June 2020) and the subsidiary in Sri Lanka. The non-controlling interest of MTBC Pvt. Ltd. is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition — We derive revenue from eight primary sources: (1) revenue cycle management services, (2) SaaS solutions, (3) professional services, (4) ancillary services, (5) group purchasing services, (6) printing and mailing services, (7) clearinghouse and EDI (electronic data interchange) services and (8) practice management services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual price for the service.

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

The Company’s revenue arrangements generally do not include a general right of refund for services provided (See Note 9, Revenue, for additional information).

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $2.1 million and $810,000 of advertising costs for the years ended December 31, 2020 and 2019, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets in the accompanying consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2020 and 2019, the Company capitalized approximately $5.2 million and $538,000, respectively, of salaries and payroll-related costs of employees and consultants who devoted time to the development of customer related projects.

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

The movement in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 was as follows:

	Year ended December 31,
	2020	2019
	($ in thousands)
Beginning balance	$256	$189
Provision	369	118
Recoveries	268	316
Write-offs	(371)	(367)
Ending balance	$522	$256

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2020 and 2019, other than the impairment recorded on one right-of-use (“ROU”) asset of approximately $298,000 and $170,000 for the year ended December 31, 2020 and 2019, respectively.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. No impairment charges were recorded during the years ended December 31, 2020 or 2019.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2020 and 2019.

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

Acquisition costs are expensed as incurred. During the years ended December 31, 2020 and 2019, the Company incurred approximately $275,000 and $125,000, respectively, of professional fees related to the acquisitions discussed in Note 3, which are included in general and administrative expenses in the consolidated statements of operations.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2020 and 2019, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2020 and 2019, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the Series A Preferred Stock (“Preferred Stock”) through February 2021. Preferred Stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank (“SVB”).

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations and amounted to a gain of approximately $14,000 and a loss of approximately $827,000 for the years ended December 31, 2020 and 2019, respectively.

Restructuring, Impairment and Unoccupied Lease Charges — Restructuring charges represent the remaining lease costs for a facility no longer used by the Company as the employees were transferred to another Company facility. Impairment charges represent charges recorded for a leased facility no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company is marketing both the unused facilities and the unused space for sub-lease. In February 2021, the Company was able to settle one lease obligation.

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

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. These amendments provide financial statement preparers with an option to reclassify standard tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. The Company adopted this guidance effective January 1, 2019. There was no impact on the consolidated financial statements as a result of this standard.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payments by aligning it with the accounting for share-based payments to employees, with exceptions. Under this guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower their cost and reduce volatility in the income statement. Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Entities need to consider the probability that a performance condition will be satisfied when an award contains such condition. The Company adopted this guidance effective January 1, 2019. There was no impact on the consolidated financial statements as a result of this standard.

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

The total consideration paid at closing was $11.9 million, net of cash received, 200,000 shares of the Company’s Preferred Stock plus warrants to purchase 2,250,000 shares of the Company’s common stock, with an exercise price per share of $7.50 and a term of two years. The Company also assumed Meridian’s negative net working capital and certain long-term lease liabilities where the leased space is either not being utilized or was to be vacated shortly, with an aggregate value of approximately $4.8 million.

A summary of the total consideration is as follows:

Meridian Purchase Price
($ in thousands)
Cash	$11,864
Preferred stock	5,000
Warrants	4,770
Total purchase price	$21,634

Of the Preferred Stock consideration, 100,000 shares were held in escrow for up to one month pending completion of technical migration and customer acceptance. The shares held in escrow were released on August 3, 2020.

The Company’s Preferred Stock and warrants issued as part of the acquisition consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered for resale under the Securities Act the Preferred Stock and the common stock underlying the warrants. During 2020, 593,349 warrants were exercised at $7.50 each.

The Meridian acquisition added additional clients to the Company’s customer base, along with additional technology, most notably a widely used business intelligence solution and robotic process automation. Similar to previous acquisitions, Meridian broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base, both geographically and to an increasing number of larger health systems, and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from Meridian. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation during the first or second quarter of 2021 and is finalizing the projections and the valuation of the acquired assets and assumed liabilities. The preliminary purchase price allocation for Meridian is summarized as follows:

($ in thousands)
Accounts receivable	$3,558
Prepaid expenses	704
Contract asset	881
Property and equipment	426
Operating lease right-of-use assets	2,776
Customer relationships	12,900
Technology	900
Goodwill	13,789
Accounts payable	(3,373)
Accrued expenses & compensation	(3,932)
Deferred revenue	(907)
Operating lease liabilities	(6,025)
Other current liabilities	(63)
Total preliminary purchase price allocation	$21,634

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

Revenue earned from the clients obtained from the Meridian acquisition was approximately $21.5 million for the year ended December 31, 2020.

On January 8, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CareCloud Corporation, a Delaware corporation (“CareCloud”), MTBC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Runway Growth Credit Fund Inc. (“Runway”), solely in its capacity as a seller representative, pursuant to which Merger Sub merged with and into CareCloud (the “Merger”), with CareCloud surviving as a wholly-owned subsidiary of the Company. The Merger became effective simultaneously with the execution of the Merger Agreement. The revenues related to CareCloud have been included in the Company’s Healthcare IT segment. The acquisition has been accounted for as a business combination.

The total consideration for the Merger included approximately $11.9 million paid in cash at closing, the assumption of a working capital deficiency of approximately $5.1 million and 760,000 shares of the Company’s Preferred Stock. The Merger Agreement provides that if CareCloud’s 2020 revenues exceed $36 million, there will be an earn-out payment to the seller equal to such excess, up to $3 million. Based on the 2020 revenues, no earn-out payment was required. Additional consideration included warrants to purchase 2,000,000 shares of the Company’s common stock, 1,000,000 of which have an exercise price per share of $7.50 and a term of two years, and the other 1,000,000 warrants have an exercise price per share of $10.00 and a term of three years.

A summary of the total consideration is as follows:

CareCloud Purchase Price
($ in thousands)
Cash	$11,853
Preferred stock	19,000
Warrants	300
Contingent consideration	1,000
Total purchase price	$32,153

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

During July 2020, it was determined that 55,726 shares of the Preferred Stock would be released from escrow and cancelled since one of the contingent liabilities was settled for the amount of the cancelled shares. This included a cash payment of approximately $1.3 million. Dividends previously accrued on these shares of $102,000 were reversed as of June 30, 2020, since the amounts will not need to be paid. The remaining shares continue to be held in escrow.

The Company’s Preferred Stock and warrants issued as part of the Merger consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered for resale under the Securities Act the Preferred Stock and the securities underlying the warrants.

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

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from CareCloud. The following table summarizes the purchase price allocation:

($ in thousands)
Accounts receivable	$2,299
Prepaid expenses	1,278
Contract asset	538
Property and equipment	403
Operating lease right-of-use assets	2,859
Customer relationships	8,000
Trademark	800
Software	4,800
Goodwill	22,868
Other long term assets	540
Accounts payable	(6,943)
Accrued expenses	(2,081)
Current loan payable	(80)
Operating lease liabilities	(2,859)
Deferred revenue	(269)
Total purchase price allocation	$32,153

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

Revenue earned from the clients obtained from the CareCloud acquisition was approximately $31.7 million during the year ended December 31, 2020.

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

The purchase price allocation for Etransmedia was performed by the Company and is summarized as follows:

($ in thousands)
Customer relationships	$856
Accounts receivable	547
Contract asset	139
Operating lease right-of-use assets	1,225
Property and equipment	91
Goodwill	40
Operating lease liabilities	(1,224)
Accrued expenses	(74)
Total	$1,600

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

Revenue earned from the clients obtained from the Etransmedia acquisition was approximately $3.9 million during the year ended December 31, 2020.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the Etransmedia, CareCloud and Meridian acquisitions occurred on January 1, 2019. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue for the year ended December 31, 2020 is approximately $17.6 million of additional revenue recorded by Meridian as well as approximately $617,000 recorded by CareCloud prior to their acquisitions by MTBC. The difference between the actual revenue and the pro forma revenue for the year ended December 31, 2019 is approximately $50.8 million of additional revenue recorded by Meridian, $33.4 million of revenue recorded by CareCloud and $2.1 million of revenue recorded by Etransmedia prior to their acquisition by MTBC.

	Year ended December 31,
	2020	2019
	($ in thousands except per share amounts)
Total revenue	$123,329	$150,692
Net loss	$(8,690)	$(26,968)
Net loss attributable to common shareholders	$(22,796)	$(35,994)
Net loss per common share	$(1.80)	$(2.98)

4. GOODWILL AND Intangible Assets – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	($ in thousands)
Beginning gross balance	$12,634	$12,594
Acquisitions	36,657	40
Ending gross balance	$49,291	$12,634

At December 31, 2020, and 2019, approximately $90,000 of goodwill was allocated to the Practice Management segment and the balance was allocated to the Healthcare IT segment.

Below is a summary of intangible asset activity for the years ended December 31, 2020 and 2019:

	Customer	Capitalized	Other Intangible
	Relationships	Software	Assets	Total
COST	($ in thousands)
Balance, January 1, 2020	$23,597	$600	$2,664	$26,861
Capitalized software costs	-	5,163	4,800	9,963
Other intangible assets	-	-	1,700	1,700
Translation loss	-	(3)	(22)	(25)
Allocation from 2020 acquisitions	20,900	-	-	20,900
Balance, December 31, 2020	$44,497	$5,760	$9,142	$59,399
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2020	$18,314	$6	$2,564	$20,884
Amortization expense	7,694	239	604	8,537
Balance, December 31, 2020	26,008	245	3,168	29,421
Net book value	$18,489	$5,515	$5,974	$29,978

COST
Balance, January 1, 2019	$22,741	$62	$2,651	$25,454
Capitalized software costs	-	538	54	592
Translation loss	-	-	(41)	(41)
Allocation from 2019 acquisition	856	-	-	856
Balance, December 31, 2019	$23,597	$600	$2,664	$26,861
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2019	$16,458	$-	$2,363	$18,821
Amortization expense	1,856	6	201	2,063
Balance, December 31, 2019	18,314	6	2,564	20,884
Net book value	$5,283	$594	$100	$5,977

Other intangible assets primarily represent software costs. Amortization expense was approximately $8.6 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively. The weighted-average amortization period is four years.

As of December 31, 2020, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31,	($ in thousands)
2021	$9,186
2022	8,887
2023	7,105
2024	3,150
2025	300
Thereafter	1,350
Total	$29,978

5. Property and Equipment

Property and equipment consisted of the following:

	Year ended December 31,
	2020	2019
	($ in thousands)
Computer equipment	$5,496	$2,906
Office furniture and equipment	1,781	1,146
Transportation equipment	922	806
Leasehold improvements	954	932
Assets not placed in service	909	1,004
Total property and equipment	10,062	6,794
Less accumulated depreciation	(5,141)	(3,886)
Property and equipment – net	$4,921	$2,908

Depreciation expense was approximately $1.4 million and $909,000 for the years ended December 31, 2020 and 2019, respectively.

6. Concentrations

Financial Risks — As of December 31, 2020 and 2019, the Company held cash of approximately $1.4 million and $1.0 million, respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2020, two customers individually accounted for approximately 10% and 6% of accounts receivable, respectively. As of December 31, 2019, two customers individually accounted for approximately 9% and 5% of accounts receivable, respectively. During the years ended December 31, 2020 and 2019, there was one customer with sales of approximately 7% and 10% of total revenue, respectively.

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

Carrying amounts of net assets located outside the United States were approximately $4.5 million and $1.7 million as of December 31, 2020 and 2019, respectively. These balances exclude intercompany receivables of approximately $5.6 million and $7.1 million as of December 31, 2020 and 2019, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	($ in thousands)
Current assets	$1,619	$1,082
Non-current assets	4,534	2,243
	6,153	3,325
Current liabilities	(1,496)	(1,270)
Non-current liabilities	(110)	(332)
Net assets	$4,547	$1,723

7. NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(22,690)	$(7,258)
Weighted-average common shares used to compute basic and diluted loss per share	12,678,845	12,087,947
Net loss attributable to common shareholders per share - Basic and Diluted	$(1.79)	$(0.60)

All unvested restricted stock units (“RSUs”) and unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

8. Debt

SVB — During October 2017, the Company opened a revolving line of credit from Silicon Valley Bank (“SVB”) under a three-year agreement which replaced the previous credit facility from Opus. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. As of December 31, 2020, and 2019, there were no borrowings under the credit facility. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At December 31, 2020 and 2019, the Company was in compliance with all covenants.

During November 2019, the Company modified its loan agreement with SVB, which adjusted the required monthly EBITDA amounts and does not require the Company to comply with financial covenants as long as there have been no borrowings on the revolving credit line for the prior six months.

During September 2020, the agreement with SVB was modified to include CareCloud and Meridian as borrowers. The annual covenants were set for the following year.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.0%.

Payable to Managed Practices — As a result of the Orion acquisition, the Company assumed a payable to the managed practices at that time of $236,000, which is non-interest bearing. As of December 31, 2020, the balance was $26,000.

Maturities of the outstanding notes payable and other obligations as of December 31, 2020 are as follows:

Year ending December 31	Vehicle Financing Notes	Insurance Financing	Payable to Managed Practices	Total
	($ in thousands)
2021	$38	$337	$26	$401
2022	19	-	-	19
2023	9	-	-	9
2024	5	-	-	5
2025	5	-	-	5
2026	3	-	-	3
Total	$79	$337	$26	$442

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from eight primary sources: (1) revenue cycle management services, (2) SaaS solutions, (3) professional services, (4) ancillary services, (5) group purchasing services, (6) printing and mailing services, (7) clearinghouse and EDI (electronic data interchange) services and (8) practice management services.

The following table represents a disaggregation of revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Healthcare IT:	($ in thousands)
Revenue cycle management services	$65,335	$42,682
SaaS solutions	18,684	297
Professional services	2,559	1,764
Ancillary services	3,977	3,234
Group purchasing services	859	1,020
Printing and mailing services	1,453	1,650
Clearinghouse and EDI services	457	525
Practice Management:
Practice management services	11,798	13,267
Total	$105,122	$64,439

Revenue cycle management services:

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. The Company typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The fee for these services typically includes use of practice management software and related tools (on a software-as-a-service (“SaaS”) basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

SaaS solutions:

Our proprietary, cloud-based practice management application automates the labor-intensive workflow of a medical office in a unified and streamlined SaaS platform. The Company has a large number of clients who utilize the Company’s practice management software, electronic health records software, patient experience management solutions, business intelligence software and/or robotic process automation software on a SaaS basis, but who do not utilize the Company’s revenue cycle management services. SaaS fees may be fixed based on the number of providers, or may be variable.

Other revenue streams:

The Company also provides implementation and professional services to clearinghouse and other customers and records revenue monthly on a time and materials or a fixed rate basis. This is a separate performance obligation from the clearinghouse and recurring EDI services provided, for which the Company receives and records monthly fees. The performance obligation is satisfied over time as the implementation or professional services are rendered.

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

The medical billing clearinghouse service takes claim information from customers, checks the claims for errors and sends this information electronically to insurance companies. The Company invoices customers on a monthly basis based on the number of claims submitted and the agreed-upon rate in the agreement. This service is provided to medical practices and providers to medical practices who are not revenue cycle management customers. The performance obligation is satisfied once the relevant submissions are completed.

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

The Company assumes all financial risk for the performance of the managed medical practices. Revenue is impacted by the amount of the costs incurred by the practices and their operating income. The gross billing of the practices is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends which in turn impacts the management fee that the Company is entitled to. Billing rates are reviewed at least annually and adjusted based on current insurer reimbursement practices. The performance obligation is satisfied as the management services are provided.

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

Our practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month end.

Information about contract balances:

As of December 31, 2020, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.7 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $355,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2020	$6,995	$2,385	$20	$19
CareCloud acquisition	2,299	538	-	269
Meridian acquisition	3,558	881	907	-
(Decrease) increase, net	(763)	301	246	17
Balance as of December 31, 2020	$12,089	$4,105	$1,173	$305

Balance as of January 1, 2019	$7,331	$2,609	$25	$19
Etransmedia acquisition	-	139	-	-
Decrease, net	(336)	(363)	(5)	-
Balance as of December 31, 2019	$6,995	$2,385	$20	$19

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $970,000 and $29,000 at December 31, 2020 and 2019, respectively, and are included in the Other Assets amounts in the consolidated balance sheets.

10. SHAREHOLDERS’ EQUITY

Treasury stock

The Board of Directors of the Company previously approved stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 shares held as treasury stock at an aggregate cost of $662,000.

Common stock

There were no common stock offerings during 2020 and 2019.

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

Preferred Stock

During the year ended December 31, 2020, the Company completed two public offerings totaling 1,932,000 shares of its Preferred Stock at $25 per share, raising net proceeds of approximately $44.5 million after underwriting commissions and other directly attributable expenses.

During the year ended December 31, 2019, the Company completed a public offering of 373,000 shares of its Preferred Stock at the prevailing market price, raising net proceeds of approximately $9.6 million after underwriting commissions and other directly attributable expenses.

Dividends on the Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2020, the Board of Directors has declared monthly dividends on the Preferred Stock payable through February 2021.

Since November 4, 2020, the Company may redeem, at its option, the Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. If the Company were to liquidate, dissolve or wind up, the holders of the Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “MTBCP.”

Warrants

The Company has issued 6,603,489 warrants for its common stock, of which 4,010,140 remained outstanding at December 31, 2020. The 2,000,000 warrants previously issued at a $5.00 exercise price expired in May 2018. The outstanding warrants consist of 100,000 warrants at a $5.00 exercise price which will expire in September 2022, 125,000 warrants at a $3.92 exercise price which will expire in October 2022, 100,000 warrants at a $5.00 exercise price which will expire in July 2023, 28,489 warrants at a $5.26 exercise price which will expire in September 2023, 1,000,000 warrants at a $7.50 exercise price which will expire in January 2022, 1,000,000 warrants at a $10.00 exercise price which will expire in January 2023 and 2,250,000 warrants at a $7.50 exercise price which will expire in June 2022. During 2020, 593,349 warrants were exercised at the $7.50 exercise price. Subsequent to December 31, 2020, 858,000 warrants were exercised at the $7.50 exercise price.

The Company incurs common and Preferred Stock offering costs which consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs. In connection with the 2020 and 2019 equity offerings, the Company incurred approximately $205,000 and $110,000, respectively, of such costs, excluding underwriting commissions and placement agent fees.

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

Due to conflicting information provided by RPRWC, it is unclear what the extent of the claimed damages are in this matter which at this time appear to be entirely speculative. According to its arbitration demand, RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. On June 12, 2020, in response to a directive from the arbitrator, RPRWC disclosed a statement of damages to MAC in which it increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, MTBC and MAC anticipate the award would be substantially less than the amount claimed.

Through the CareCloud transaction, we acquired its software technology and related business, of which certain elements are currently subject to a civil investigation to determine compliance with certain federal regulatory requirements pre-acquisition. The Company has continued to cooperate with the inquiry as CareCloud has historically done since the commencement of the investigation in July of 2018. This element was considered as part of the transaction and we believe that the continued investigation will have no material impact on our consolidated financial statements, and that we have properly protected ourselves from liability through the negotiated structure of the transaction. Specifically, $4 million of the transaction’s consideration was held in escrow for the resolution of this investigation. Based on the Company’s discussions with the U.S. Department of Justice, we believe that $3.8 million is a reasonable estimate to resolve this investigation, in addition to an estimated $400,000 in additional costs and fees. The Company has accrued $4.2 million dollars to resolve this investigation, of which up to $4 million is the escrow, which has been recorded as an indemnification asset which is included in the consolidated balance sheet in prepaid expenses and other current assets with an offsetting amount in accrued expenses. The Company currently believes that any potential settlement will be substantially within the range covered by the escrowed funds. However, the outcome cannot yet be determined.

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

12. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2020 and 2019. The Company does not have any finance leases.

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

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of less than 12 months are not recorded in the consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. During the years ended December 31, 2020 and 2019, lease impairment of approximately $298,000 and $170,000 was recorded since the Company is no longer using certain leased facilities and is currently in the process of subleasing the space. Restructuring charges of approximately $49,000 were recorded in the year ended December 31, 2019 which represent the remaining lease costs for another leased facility that was closed and the employees were transferred to another Company facility. There were no restructuring charges in the year ended December 31, 2020.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of December 31, 2020, we had 38 leased properties, five in Practice Management and 33 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 13.

The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
	($ in thousands)
Operating lease cost	$3,348	$2,185
Short-term lease cost	57	229
Variable lease cost	28	42
Total- net lease cost	$3,433	$2,456

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2019 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating leases:	($ in thousands)
Operating lease ROU assets, net	$7,743	$3,526

Current operating lease liabilities	$4,729	$1,689
Non-current operating lease liabilities	6,297	2,041
Total operating lease liabilities	$11,026	$3,730

Operating leases:
ROU assets	$10,648	$5,468
Asset lease expense	(2,889)	(1,889)
Foreign exchange loss	(16)	(53)
ROU assets, net	$7,743	$3,526

Weighted average remaining lease term (in years):
Operating leases	2.71	2.46
Weighted average discount rate:
Operating leases	6.76%	7.05%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2020	2019
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,458	$2,332

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$7,559	$1,222

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,	($ in thousands)
2021	$5,308
2022	4,061
2023	1,778
2024	570
2025	309
2026	40
Total lease payments	12,066
Less: imputed interest	(1,040)
Total lease obligations	11,026
Less: current obligations	(4,729)
Long-term lease obligations	$6,297

As of December 31, 2020, we have two operating lease commitments that have not yet commenced with an aggregate gross lease liability of approximately $1.6 million.

13. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $17,000 for the year ended December 31, 2020 and approximately $21,000 for the year ended December 31, 2019. As of both December 31, 2020 and 2019, the accounts receivable balance due from this customer was approximately $2,000 and is included in accounts receivable in the consolidated balance sheets.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded expense of approximately $120,000 and $137,000, for the years ended December 31, 2020 and 2019, respectively. As of both December 31, 2020 and 2019, the Company had liabilities outstanding to KAI of approximately $1,000, which are included in accrued liability to related party in the consolidated balance sheets. The original aircraft lease expired on March 31, 2019 and was not included in the ROU asset at January 1, 2019. A lease for a different aircraft at the same lease rate was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liabilities at December 31, 2020 and 2019.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, an office/storage facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the years ended December 31, 2020 and 2019 was approximately $185,000 and $192,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2020, the Company spent approximately $554,000 to upgrade two of the leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of $13,000 for both the years ended December 31, 2020 and 2019.

Included in the ROU asset at December 31, 2020 is approximately $283,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2020 is approximately $202,000 and $92,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2019 is approximately $566,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2019 is approximately $275,000 and $298,000, respectively, applicable to the related party leases.

During the first quarter of 2020, talkMD Clinicians, PA, a New Jersey corporation was formed to provide telehealth services. This entity is owned by the wife of the Executive Chairman since an entity providing medical services must be owned by a physician. The Company did not have any transactions with this entity during the year ended December 31, 2020.

14. Employee Benefit PlanS

The Company has qualified 401(k) plans covering all U.S. employees who have completed one month of service. The plans provide for matching contributions by the Company for employees of MTBC, Inc. and most U.S. subsidiaries, although there is no match for MPM employees. Employer contributions to the plans for the years ended December 31, 2020 and 2019 were approximately $641,000 and $255,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in our Pakistan Offices who have completed three months of service. The plan provides for monthly contributions by the Company which are equal to 10% of qualified employees’ basic monthly compensation. The Company’s contributions for the years ended December 31, 2020 and 2019 were approximately $341,000 and $245,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the year ended December 31, 2020 and 2019 was approximately $37,000 and $40,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

15. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. During 2018, an additional 200,000 shares of Preferred Stock was added to the plan for future issuance. During 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Preferred Stock were added to the 2014 Plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). As of December 31, 2020, 1,718,012 shares of common stock and 370,075 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During 2019, 180,000 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2019 and 2020. Included therein were 72,000 RSUs of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

During 2020, 788,955 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the year 2020 and 2021. Included therein were 32,000 RSUs of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the Amended and Restated Incentive Plan for the years ended December 31, 2020 and 2019:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2020	451,084	44,000
Granted	788,955	63,579
Vested	(752,375)	(63,579)
Forfeited	(105,229)	-
Outstanding and unvested shares at December 31, 2020	382,435	44,000

Outstanding and unvested shares at January 1, 2019	929,347	44,800
Granted	180,000	48,746
Vested	(624,315)	(49,546)
Forfeited	(33,948)	-
Outstanding and unvested shares at December 31, 2019	451,084	44,000

As of December 31, 2020, and 2019, there was approximately $2.5 million and $2.1 million, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2022. There was no unrecognized compensation cost related to the Preferred Stock RSUs.

Of the total outstanding and unvested common stock RSUs at December 31, 2020, 369,435 RSUs are classified as equity and 13,000 RSUs are classified as a liability. All of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2020 and 2019 and the amount of common and Preferred Shares available for grant at December 31, 2020:

	Common Stock	Preferred Stock
Shares available for grant at January 1, 2020	401,738	133,654
Additional shares available for grant	2,000,000	300,000
RSUs granted	(788,955)	(63,579)
RSUs forfeited	105,229	-
Shares available for grant at December 31, 2020	1,718,012	370,075

Shares available for grant at January 1, 2019	547,790	182,400
RSUs granted	(180,000)	(48,746)
RSUs forfeited	33,948	-
Shares available for grant at December 31, 2019	401,738	133,654

The liability for the cash-settled awards was approximately $976,000 and $741,000 at December 31, 2020 and 2019, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2020 and 2019, approximately $61,000 and $184,000, respectively, was paid in connection with the cash-settled awards.

Preferred Stock

In both 2020 and 2019, the Compensation Committee approved executive bonuses to be paid in 44,000 shares of Preferred Stock, with the final number of shares and the amount based on specified performance criteria being achieved during 2020 and 2019. In 2020 and 2019, 19,579 and 4,746 shares of Preferred Stock were granted as performance bonuses and in lieu of sales commissions, respectively. Stock-based compensation expense recorded during 2020 and 2019 for these awards was approximately $1.6 million and $1.3 million, respectively, based on the fair value of the Preferred Shares on the grant date. During January 2021 and January 2020, the Compensation Committee determined that the financial objectives were attained and all of the performance bonus shares were issued.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity the market price of our common stock or Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $6.20 and $4.87 for the years ended December 31, 2020 and 2019, respectively. The weighted average grant date fair value of the Preferred Stock in connection with the RSUs was $27.06 and $26.77 for the years ended December 31, 2020 and 2019, respectively. The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2020 and 2019:

Stock-based compensation included in the	Year ended December 31,
consolidated statements of operations:	2020	2019
	($ in thousands)
Direct operating costs	$1,094	$197
General and administrative	3,599	2,735
Research and development	729	33
Selling and marketing	1,080	251
Total stock-based compensation expense	$6,502	$3,216

16. INCOME TAXES

For the years ended December 31, 2020 and 2019, the Company estimated its income tax provision based upon the annual pre-tax loss. Although the Company is forecasting a return to profitability, it incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2020 and December 31, 2019, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

As of December 31, 2017, the accumulated undistributed earnings and profits (“E&P”) of our foreign affiliates became taxable in the U.S. under Section 965. This accumulated foreign E&P was absorbed against our U.S. net operating losses and, hence, no transition tax was paid. From January 1, 2018 forward, the annual adjusted earnings and profits of our foreign affiliates pass through to the U.S. as federal and state taxable income under the Global Intangible Low-Taxed Income (“GILTI”) regime - passed as part of the 2017 Tax Cuts & Jobs Act. For the tax years ended December 31, 2020 and 2019, the net GILTI from our foreign affiliates was absorbed against our current year U.S. consolidated loss. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	($ in thousands)
Beginning balance	$7,154	$7,176
Impact of acquisitions	77,034	-
Provision	5,674	371
Adjustments/true-ups	132	(393)
Ending balance	$89,994	$7,154

The adjustments/true-ups for 2019 primarily represent the deferred tax effect of the Company’s adoption of ASC 606. Accordingly, additional valuation allowances needed to be provided. Since a full valuation allowance is recorded on the Company’s deferred tax assets, there was no effect on the Company’s consolidated balance sheet.

The loss before tax for financial reporting purposes during the years ended December 31, 2020 and 2019 consisted of the following:

	Year ended December 31,
	2020	2019
	($ in thousands)
United States	$(10,230)	$(1,155)
Foreign	1,520	476
Total	$(8,710)	$(679)

The provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following:

	Year ended December 31,
	2020	2019
	($ in thousands)
Current:
Federal	$-	$-
State	182	103
Foreign	5	10
	187	113
Deferred:
Federal	(116)	28
State	32	52
	(84)	80
Total income tax provision	$103	$193

The components of the Company’s deferred income taxes as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
	($ in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$134	$66
Deferred revenue	49	5
Property and intangible assets	4,436	2,302
State net operating loss (“NOL”) carryforwards	23,048	910
Federal net operating loss (“NOL”) carryforwards	56,890	4,146
Section 163(j) interest limitation	2,186	15
Cumulative translation adjustment	-	216
Stock based compensation	325	118
ASC 606 - Section 481(A) adjustment	(104)	(185)
ASC 842 - ROU asset	(1,994)	(790)
Prepaid commissions	(820)	-
Section 267 limitation	291	-
Deferred payroll taxes	300	-
Credit carryovers	3,112	-
ASC 842 - Lease liability	2,803	799
Other	56	17
Valuation allowance	(89,994)	(7,154)
Total deferred tax assets	718	465
Deferred tax liabilities:
Goodwill amortization	(878)	(709)
Net deferred tax liability	$(160)	$(244)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. For tax purposes, goodwill from asset acquisitions is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2020 and 2019 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. This resulted in a deferred tax benefit of approximately $84,000 in 2020. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (21%) for 2020 and 2019 to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2020 and 2019 is as follows:

	Year ended December 31,
	2020	2019
	($ in thousands)
Federal benefit at statutory rate	$(1,739)	$(142)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	138	142
Non-deductible items	49	25
Impact of foreign operations	(348)	31
Subpart F GILTI inclusion	246	70
Stock based compensation	(580)	-
Change in contingent consideration	(210)	38
R&D credit	(614)	-
Deferred true-up	(71)	333
Valuation allowance	3,232	(304)
Total income tax provision	$103	$193

At December 31, 2020 and 2019, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2020, tax years 2017 through 2019 remain open to examination in the United States by major taxing jurisdictions in which the Company is subject to tax. The Pakistan Federal Board of Revenue issued a tax holiday, which precludes the Pakistan subsidiary from being subject to income taxes through June 2025. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Pakistan tax holiday does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate of 21% for 2020 and 2019. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax holiday.

As of December 31, 2020, the Company has a total federal NOL carry forward of approximately $270.9 million of which approximately $198.8 million will expire between 2029 and 2037, and the balance of approximately $72.1 million has an indefinite life. Out of the total federal NOL carry forward, approximately $237.6 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $161.0 million, of which $85.8 million relates to the State of New Jersey. These NOLs expire between 2034 and 2040.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balances sheet, other than the deferred tax liability related to the amortization of goodwill.

The Appropriations Act was signed into law on December 27, 2020 and contains many tax-related provisions. Some of the more notable provisions are (1) clarifying the tax treatment of expenses paid with Paycheck Protection Program (PPP) loan proceeds, (2) temporarily providing for a 100% deduction of business meal expenses, (3) modifying the Employee Retention Tax Credit previously enacted under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), (4) extending the repayment period of certain deferred payroll taxes, and (5) extending the tax credits available to employers under the Families First Coronavirus Response Act (FFCRA) and Section 45S of the Internal Revenue Code of 1986, as amended (the Code) for employer-paid family and medical leave. The Company believes these new provisions will not have a significant impact on the consolidated financial statements.

17. OTHER (EXPENSE) INCOME – NET

Other income (expense) - net for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
	($ in thousands)
Foreign exchange gain (loss)	$14	$(827)
Other (expense) income	(7)	202
Other income (expense) - net	$7	$(625)

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

The Healthcare IT segment includes revenue cycle management and other services. The Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	($ in thousands)
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$93,324	$11,798	$-	$105,122
Operating expenses:
Direct operating costs	55,653	9,168	-	64,821
Selling and marketing	6,549	33	-	6,582
General and administrative	14,578	1,978	6,255	22,811
Research and development	9,311	-	-	9,311
Change in contingent consideration	(1,000)	-	-	(1,000)
Depreciation and amortization	9,587	318	-	9,905
Impairment and unoccupied lease charges	963	-	-	963
Total operating expenses	95,641	11,497	6,255	113,393
Operating (loss) income	$(2,317)	$301	$(6,255)	$(8,271)

	Year Ended December 31, 2019
	($ in thousands)
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$51,172	$13,267	$-	$64,439
Operating expenses:
Direct operating costs	30,798	10,388	-	41,186
Selling and marketing	1,487	35	-	1,522
General and administrative	11,124	2,067	4,721	17,912
Research and development	871	-	-	871
Change in contingent consideration	(344)	-	-	(344)
Depreciation and amortization	2,689	317	-	3,006
Restructuring and impairment charges	219	-	-	219
Total operating expenses	46,844	12,807	4,721	64,372
Operating income (loss)	$4,328	$460	$(4,721)	$67

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2020, and December 31, 2019, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair Value Measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration is a Level 3 liability. The fair value of the contingent consideration is primarily driven by changes in revenue estimates related to the acquisitions, the passage of time and the associated discount rate. During both 2020 and 2019, the contingent consideration liability was fully settled.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Year ended December 31,
	2020	2019
	($ in thousands)
Balance - January 1,	$-	$526
Acquisition	1,000	-
Change in fair value	(1,000)	(343)
Payments	-	(183)
Balance - December 31,	$-	$-

20. SUBSEQUENT EVENTS

Effective January 1, 2021, MHI and MED were merged into MTBC, and MBM was merged into Origin Holdings, Inc. Accordingly, MHI, MED and MBM no longer exist as of that date. Simultaneously with the merger, the name of Origin Holdings, Inc. was changed to Meridian Medical Management, Inc.

The Company entered into a lease in Ohio for a newly built 8,000 square feet pediatric office in February 2021 with a lease term of 15 years. Also, in February 2021, the Company was able to settle one of the lease obligations assumed in connection with the Meridian acquisition for an amount that approximated the remaining lease liability.

Additionally, in February 2021, the Company’s Board of Directors approved changing the name of the Company to CareCloud, Inc.

