Form 10-Q
period 2021-03-31
CareCloud, Inc.
filed 2021-05-06
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-36529

CareCloud, Inc.

(Formerly MTBC, Inc.)

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

At April 29, 2021, the registrant had 14,400,834 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the acquisitions of Meridian Medical Management, CareCloud Health, Inc., fka CareCloud Corporation (a company we purchased in January 2020 and whose name we took) and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;
●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;
●	our ability to maintain operations in our Pakistan Offices and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;
●	our ability to keep pace with a rapidly changing healthcare industry;
●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;
●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;
●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;
●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;
●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;
●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
●	our ability to respond to the uncertainty resulting from the spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and
●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$20,995	$20,925
Accounts receivable - net, of allowance for doubtful accounts of $517 and $522 at March 31, 2021 and December 31, 2020, respectively	12,419	12,089
Contract asset	4,375	4,105
Inventory	379	399
Current assets - related party	13	13
Prepaid expenses and other current assets	7,067	7,288
Total current assets	45,248	44,819
Property and equipment - net	5,323	4,921
Operating lease right-of-use assets	7,075	7,743
Intangible assets - net	29,166	29,978
Goodwill	49,291	49,291
Other assets	1,323	1,247
TOTAL ASSETS	$137,426	$137,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,734	$6,461
Accrued compensation	2,040	2,590
Accrued expenses	10,215	8,501
Operating lease liability (current portion)	4,236	4,729
Deferred revenue (current portion)	1,225	1,173
Accrued liability to related party	1	1
Deferred payroll taxes	927	927
Notes payable (current portion)	167	401
Dividend payable	3,777	4,241
Total current liabilities	27,322	29,024
Notes payable	35	41
Deferred payroll taxes	927	927
Operating lease liability	5,220	6,297
Deferred revenue	285	305
Deferred tax liability	124	160
Total liabilities	33,913	36,754
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at March 31, 2021 and December 31, 2020; issued and outstanding 5,502,961 and 5,475,279 shares at March 31, 2021 and December 31, 2020, respectively	6	5
Common stock, $0.001 par value - authorized 29,000,000 shares at March 31, 2021 and December 31, 2020; issued 15,140,589 and 14,121,044 shares at March 31, 2021 and December 31, 2020, respectively; 14,399,790 and 13,380,245 shares outstanding at March 31, 2021 and December 31, 2020, respectively	15	14
Additional paid-in capital	140,666	136,781
Accumulated deficit	(35,853)	(33,889)
Accumulated other comprehensive loss	(659)	(1,004)
Less: 740,799 common shares held in treasury, at cost at March 31, 2021 and December 31, 2020	(662)	(662)
Total shareholders' equity	103,513	101,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,426	$137,999

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in thousands, except share and per share amounts)

	March 31,
	2021	2020
NET REVENUE	$29,768	$21,867
OPERATING EXPENSES:
Direct operating costs	18,060	13,567
Selling and marketing	1,890	1,581
General and administrative	5,624	5,593
Research and development	2,026	2,333
Depreciation and amortization	2,831	1,333
Impairment and unoccupied lease charges	1,018	297
Total operating expenses	31,449	24,704
OPERATING LOSS	(1,681)	(2,837)
OTHER:
Interest income	15	38
Interest expense	(79)	(118)
Other (expense) income - net	(220)	445
LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(1,965)	(2,472)
Income tax (benefit) provision	(1)	30
NET LOSS	$(1,964)	$(2,502)

Preferred stock dividend	3,128	2,643
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,092)	$(5,145)

Net loss per common share: basic and diluted	$(0.36)	$(0.42)
Weighted-average common shares used to compute basic and diluted loss per share	14,084,749	12,310,818

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in thousands)

	March 31,
	2021	2020
NET LOSS	$(1,964)	$(2,502)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	345	(590)
COMPREHENSIVE LOSS	$(1,619)	$(3,092)

(a) No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

($ in thousands, except for number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2021	5,475,279	$5	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net loss	-	-	-	-	-	(1,964)	-	-	(1,964)
Foreign currency translation adjustment	-	-	-	-	-	-	345	-	345
Issuance of stock under the equity incentive plan	27,682	1	161,545	-	(1)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	623	-	-	-	623
Exercise of common stock warrants	-	-	858,000	1	6,391	-	-	-	6,392
Preferred stock dividends	-	-	-	-	(3,128)	-	-	-	(3,128)
Balance - March 31, 2021	5,502,961	$6	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513

Balance- January 1, 2020	2,539,325	$2	12,978,485	$13	$69,403	$(25,075)	$(843)	$(662)	$42,838
Net loss	-	-	-	-	-	(2,502)	-	-	(2,502)
Foreign currency translation adjustment	-	-	-	-	-	-	(590)	-	(590)
Issuance of stock under the equity incentive plan	28,870	-	129,607	-	-	-	-	-	-
Issuance of preferred stock in connection with an acquisition	760,000	1	-	-	18,999	-	-	-	19,000
Stock-based compensation, net of cash settlements	-	-	-	-	794	-	-	-	794
Issuance of warrants in connection with an acquisition	-	-	-	-	300	-	-	-	300
Preferred stock dividends	-	-	-	-	(2,643)	-	-	-	(2,643)
Balance - March 31, 2020	3,328,195	$3	13,108,092	$13	$86,853	$(27,577)	$(1,433)	$(662)	$57,197

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

($ in thousands)

	2021	2020
OPERATING ACTIVITIES:
Net loss	$(1,964)	$(2,502)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,945	1,504
Lease amortization	728	684
Deferred revenue	32	(89)
Provision for doubtful accounts	192	281
(Benefit) provision for deferred income taxes	(36)	15
Foreign exchange loss (gain)	143	(423)
Interest accretion	139	167
Gain on sale of assets	–	2
Stock-based compensation expense	1,267	1,307
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(522)	(302)
Contract asset	(270)	38
Inventory	20	5
Other assets	(10)	(110)
Accounts payable and other liabilities	(1,706)	(4,461)
Net cash provided by (used in) operating activities	958	(3,884)
INVESTING ACTIVITIES:
Purchase of property and equipment	(695)	(539)
Capitalized software	(1,524)	(1,641)
Cash paid for acquisitions (net)	–	(11,853)
Net cash used in investing activities	(2,219)	(14,033)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(3,592)	(1,981)
Settlement of tax withholding obligations on stock issued to employees	(1,402)	(820)
Repayments of notes payable, net	(241)	(139)
Proceeds from exercise of warrants	6,392	–
Proceeds from line of credit	–	9,750
Net cash provided by financing activities	1,157	6,810
EFFECT OF EXCHANGE RATE CHANGES ON CASH	174	(492)
NET INCREASE (DECREASE) IN CASH	70	(11,599)
CASH - beginning of the period	20,925	19,994
CASH - end of the period	$20,995	$8,395
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued in connection with an acquisition	$–	$19,000
Dividends declared, not paid	$3,777	$2,407
Warrants issued	$–	$300
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$59	$6
Interest	$16	$41

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2021

AND 2020 (UNAUDITED)

1.	Organization and Business

CareCloud, Inc., formerly MTBC, Inc. (“CareCloud”, and together with its consolidated subsidiaries, the “Company”, “we”, “us” and/or “our”) is a healthcare information technology company that offers an integrated suite of proprietary cloud-based electronic health records and practice management solutions, together with related business services, to healthcare providers. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. The Company’s services include full-scale revenue cycle management, comprehensive practice management services, electronic health records, patient experience management solutions and other technology-driven practice management services for private and hospital-employed healthcare providers. CareCloud has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., in Pakistan and in Sri Lanka.

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of CareCloud. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the practice management business acquired from Orion Healthcorp. During March 2021, the Company formed a new wholly-owned subsidiary, CareCloud Acquisition, Corp. which did not have any activity through March 31, 2021.

In January 2020, the Company purchased CareCloud Corporation, a company whose name we took. That company is now known as CareCloud Health, Inc. (“CCH”). In June 2020, the Company purchased Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”). See Note 3.

During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2021, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The condensed consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2021.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes to reduce complexity in the accounting standards. The amendments consist of the removal of certain exceptions to the general principles of ASC 740 and some additional simplifications. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. There was no impact on the condensed consolidated financial statements as a result of this standard.

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

2020 Acquisitions

On June 16, 2020, the Company entered into a Stock Purchase Agreement with Meridian Billing Management Co., a Vermont corporation, Origin Holdings, Inc., a Delaware corporation, and GMM II Holdings, LLC, a Delaware limited liability company (“Seller”), pursuant to which the Company purchased all of the issued and outstanding capital stock of Meridian from the Seller. Meridian is in the business of providing medical billing, revenue cycle management, electronic medical records, medical coding and related services. These revenues have been included in the Company’s Healthcare IT segment. The acquisition has been accounted for as a business combination.

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

The Company’s Preferred Stock and warrants issued as part of the acquisition consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered for resale under the Securities Act the Preferred Stock and the securities underlying the warrants. During the current quarter, 858,000 warrants were exercised at $7.50 each.

The Meridian acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from Meridian. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation by the end of the second quarter of 2021 and is finalizing the projections and the valuation of the acquired assets and assumed liabilities. The preliminary purchase price allocation for Meridian is summarized as follows:

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

Revenue earned from the clients obtained from the Meridian acquisition was approximately $8.9 million during the three months ended March 31, 2021.

On January 8, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CareCloud Corporation, a Delaware corporation which was subsequently renamed CareCloud Health, Inc. (“CCH”), MTBC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Runway Growth Credit Fund Inc. (“Runway”), solely in its capacity as a seller representative, pursuant to which Merger Sub merged with and into CCH (the “Merger”), with CCH surviving as a wholly-owned subsidiary of the Company. The Merger became effective simultaneously with the execution of the Merger Agreement. The acquisition has been accounted for as a business combination.

The total consideration for the Merger included approximately $11.9 million paid in cash at closing, the assumption of a working capital deficiency of approximately $5.1 million and 760,000 shares of the Company’s Preferred Stock. The Merger Agreement provided that if CCH’s 2020 revenues exceed $36 million, there will be an earn-out payment to the seller equal to such excess, up to $3 million. Based on the 2020 revenues, no earn-out payment was required. Additional consideration included warrants to purchase 2,000,000 shares of the Company’s common stock, 1,000,000 of which have an exercise price per share of $7.50 and a term of two years, and the other 1,000,000 warrants have an exercise price per share of $10.00 and a term of three years.

A summary of the total consideration is as follows:

CCH Purchase Price
($ in thousands)
Cash	$11,853
Preferred stock	19,000
Warrants	300
Contingent consideration	1,000
Total purchase price	$32,153

Of the Preferred Stock consideration, 160,000 shares were placed in escrow for up to 24 months, and an additional 100,000 shares were placed in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. Shares net of such losses will be released upon the joint instruction of the Company and Runway in accordance with the applicable escrow terms. Such shares were entitled to the monthly dividend, which was to be paid when, and if, the shares were released. The Company had accrued the dividend monthly on the Preferred Stock held in escrow. Due to the settlement of the obligation in April 2021, accrued dividends of $513,000 relating to the 160,000 shares held in escrow were reversed during the current quarter.

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

The CCH acquisition added additional clients to the Company’s customer base. The Company acquired CCH’s software technology and related business. Similar to previous acquisitions, this transaction broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from CCH. The following table summarizes the purchase price allocation:

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

Revenue earned from the clients obtained from the CCH acquisition was approximately $8.3 million and $7.6 million during the three months ended March 31, 2021 and March 31, 2020, respectively.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the CCH and Meridian acquisitions occurred on January 1, 2020. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue for the three months ended March 31, 2020 is approximately $10.9 million of additional revenue recorded by Meridian and approximately $600,000 recorded by CCH.

Three Months Ended March 31, 2020
($ in thousands except per share amounts)
Total revenue	$33,416
Net loss	$(3,499)
Net loss attributable to common shareholders	$(6,849)
Net loss per common share	$(0.56)

4.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
	($ in thousands)
Beginning gross balance	$49,291	$12,634
Acquisitions	-	36,657
Ending gross balance	$49,291	$49,291

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of March 31, 2021 and December 31, 2020 consist of the following:

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020
	($ in thousands)
Contracts and relationships acquired	$44,497	$44,497
Capitalized software	7,284	5,760
Non-compete agreements	1,236	1,236
Other intangible assets	7,959	7,906
Total intangible assets	60,976	59,399
Less: Accumulated amortization	31,810	29,421
Intangible assets - net	$29,166	$29,978

Amortization expense was approximately $2.4 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. The remaining weighted-average amortization period is approximately 3.4 years.

As of March 31, 2021, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2021 (nine months)	$7,255
2022	9,562
2023	7,434
2024	3,265
2025	300
Thereafter	1,350
Total	$29,166

5.	NET LOss per COMMON share

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(5,092)	$(5,145)
Weighted-average common shares used to compute basic and diluted loss per share	14,084,749	12,310,818
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.36)	$(0.42)

All unvested restricted stock units (“RSUs”) and unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

6.	Debt

SVB — During October 2017, the Company opened a revolving line of credit with SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. Nothing was drawn on this line of credit as of March 31, 2021 and December 31, 2020. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%, with a minimum interest rate of 6.5%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.0 % based on the annual renewal.

7.	leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. Each time the Company acquires a business, the ROU assets and the lease liabilities are recorded at fair value as of the date of acquisition. The Company does not have any finance leases.

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

Our lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of less than 12 months are not recorded in the condensed consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the three months ended March 31, 2021, there were $243,000 of unoccupied lease charges for two of the Company’s facilities. During the three months ended March 31, 2020, a lease impairment of approximately $297,000 was recorded since the Company is no longer using one of its leased facilities.

In February 2021, the Company was able to settle one of the lease obligations assumed in connection with the Meridian acquisition for an amount that approximated the remaining lease liability.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of March 31, 2021, we had 36 leased properties, five in Practice Management and 31 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Operating lease cost	$1,057	$800
Short-term lease cost	22	9
Variable lease cost	6	13
Total- net lease cost	$1,085	$822

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2021 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$7,075	$7,743

Current operating lease liabilities	$4,236	$4,729
Non-current operating lease liabilities	5,220	6,297
Total operating lease liabilities	$9,456	$11,026

Operating leases:
ROU assets	$7,792	$10,648
Asset lease expense	(728)	(2,889)
Foreign exchange gain (loss)	11	(16)
ROU assets, net	$7,075	$7,743

Weighted average remaining lease term (in years):
Operating leases	2.83	2.71
Weighted average discount rate:
Operating leases	6.78%	6.76%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,396	$679

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$211	$3,617

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,	($ in thousands)
2021 (nine months)	$3,661
2022	3,941
2023	1,790
2024	570
2025	309
2026	42
Total lease payments	10,313
Less: imputed interest	(857)
Total lease obligations	9,456
Less: current obligations	(4,236)
Long-term lease obligations	$5,220

As of March 31, 2021, we have one operating lease commitment that has not yet commenced with an aggregate gross lease liability of approximately $1.6 million.

8.	Commitments and Contingencies

Legal Proceedings — On April 4, 2017, Randolph Pain Relief and Wellness Center (“RPRWC”) filed an arbitration demand with the American Arbitration Association (the “Arbitration”) seeking to arbitrate claims against CareCloud, Inc. (“CareCloud”) and MTBC Acquisition Corp. (“MAC”). The claims relate solely to services provided by Millennium Practice Management Associates, Inc. (“MPMA”), a subsidiary of MediGain, LLC, pursuant to a billing services agreement that contains an arbitration provision. CareCloud and MAC jointly moved in the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) to enjoin the Arbitration on the grounds that neither were a party to the billing services agreement. On May 30, 2018, the Chancery Court denied that motion and CareCloud and MAC appealed. The Chancery Court ordered the Arbitration stayed pending the appeal.

On April 23, 2019, the Appellate Division reversed the Chancery Court’s ruling that CareCloud is required to participate in the Arbitration and remanded the case for further proceedings before the Chancery Court on that issue. The Appellate Division upheld the Chancery Court’s ruling that MAC was required to participate in the Arbitration. The parties completed discovery in the remanded matter, and both CareCloud and RPRWC filed cross-motions for summary judgement in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted CareCloud’s motion for summary judgment, holding that CareCloud cannot be compelled to participate in the Arbitration. RPRWC has informed CareCloud that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC in the Arbitration. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPRWC and MAC.

Due to conflicting information provided by RPRWC, it is unclear what the extent of the claimed damages are in this matter which at this time appear to be entirely speculative. According to its arbitration demand, RPRWC seeks compensatory damages of $6.6 million, plus costs, for MPMA’s alleged breach of the billing services agreement. On June 12, 2020, in response to a directive from the arbitrator, RPRWC disclosed a statement of damages to MAC in which it increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. MAC intends to vigorously defend against RPRWC’s claims. If RPRWC is successful in the Arbitration, CareCloud and MAC anticipate the award would be substantially less than the amount claimed.

Through the CCH transaction, we acquired its software technology and related business, of which certain elements were, at the time of the acquisition, subject to a civil investigation to determine pre-acquisition compliance with certain federal regulatory requirements. Following the closing of the transaction, the Company has continued to cooperate with the inquiry as CCH has historically done since the commencement of the investigation in July of 2018. This element was considered as part of the transaction as $4 million of the transaction’s consideration was held in escrow for the resolution of this investigation. The Company has accrued $4.2 million to resolve this investigation, of which up to $4 million is the escrow, which has been recorded as an indemnification asset which is included in the condensed consolidated balance sheets at December 31, 2020 and March 31, 2021 in prepaid expenses and other current assets with an offsetting amount in accrued expenses. The Company settled the obligation in April 2021 substantially within the range covered by the escrowed funds.

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

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $4,000 and $5,000 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, and December 31, 2020, the receivable balance due from this customer was approximately $1,000 and $2,000, respectively.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $30,000 and $41,000 for the three month periods ended March 31, 2021 and 2020. As of both March 31, 2021 and December 31, 2020, the Company had a liability outstanding to KAI of approximately $1,000, which is included in accrued liability to related party in the condensed consolidated balance sheets. The lease for the current aircraft was entered into as of April 1, 2019 and has been included in the ROU asset and operating lease liability at December 31, 2020 and March 31, 2021.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for both the three months ended March 31, 2021 and 2020 was approximately $47,000 and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. During the three months ended March 31, 2021, the Company spent approximately $289,000 to upgrade two of the leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both March 31, 2021 and December 31, 2020.

Included in the ROU asset at March 31, 2021 and December 31, 2020 is approximately $216,000 and $283,000, respectively, applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2021 is approximately $142,000 and $85,000, respectively, applicable to the related party leases. At December 31, 2020, the current and non-current operating lease liability applicable to related party leases was approximately $202,000 and $92,000, respectively.

During the first quarter of 2020, talkMD Clinicians, PA, a New Jersey corporation was formed to provide telehealth services. This entity is owned by the wife of the Executive Chairman since an entity providing medical services must be owned by a physician. The Company did not have any transactions with this entity since its formation.

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

The following table represents a disaggregation of revenue for the three months ended March 31:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Healthcare IT:
Revenue cycle management services	$19,448	$13,190
SaaS solutions	5,261	3,614
Professional services	617	391
Ancillary services	984	721
Group purchasing services	188	177
Printing and mailing services	383	429
Clearinghouse and EDI services	152	319
Practice Management:
Practice management services	2,735	3,026
Total	$29,768	$21,867

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

In many cases, our clients may terminate their agreements with 90 days notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. Although our contracts typically have stated terms of one or more years, under ASC 606 our contracts are considered month-to-month and accordingly, there is no financing component.

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

Other revenue streams:

The Company also provides implementation and professional services to certain customers and records revenue monthly on a time and materials or a fixed rate basis. This is a separate performance obligation from any revenue cycle management, SaaS, clearinghouse and recurring EDI services provided, for which the Company receives and records monthly fees. The performance obligation is satisfied over time as the implementation or professional services are rendered.

Ancillary services represent services such as coding, credentialing and transcription that are rendered in connection with the delivery of revenue cycle management and related medical services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual ancillary service transaction processed represents a performance obligation, which is satisfied over time as that individual service is rendered.

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

Information about contract balances:

The contract assets in the condensed consolidated balance sheets represent the revenue associated with the amounts we estimate our revenue cycle management clients will ultimately collect associated with the services they have provided and the relative fee we charge associated with those collections, together with amounts related to the group purchasing services. As of March 31, 2021, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.1 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $227,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

The contract asset was approximately $4.4 million and $2.9 million as of March 31, 2021 and 2020, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to revenue cycle management customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the three months ended March 31, 2021 and 2020:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
Increase (decrease), net	330	270	52	(20)
Balance as of March 31, 2021	$12,419	$4,375	$1,225	$285

Balance as of January 1, 2020	$6,995	$2,385	$20	$19
CCH acquisition	2,299	538	-	269
Increase (decrease), net	21	(38)	4	(92)
Balance as of March 31, 2020	$9,315	$2,885	$24	$196

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life which is three years for contracts entered into by CCH. Deferred commissions were approximately $1.0 million and $411,000 at March 31, 2021 and 2020, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

11.	STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500, 000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). During 2018, an additional 200,000 of preferred shares were added to the plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and 300,000 shares of Preferred Stock were added to the plan for future issuance. As of March 31, 2021, 1,327,937 shares of common stock and 332,153 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Preferred Stock upon a change in control.

Common and preferred stock RSUs

In January 2021, the Compensation Committee approved executive bonuses to be paid in shares of Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2021. The actual amount will be settled in early 2022 based on the achievement of the specified criteria. For the three months ended March 31, 2021, an expense of approximately $154,000, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the three months ended March 31, 2021 and 2020:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2021	382,435	44,000
Granted	395,100	37,922
Vested	(226,525)	(47,922)
Forfeited	(5,023)	-
Outstanding and unvested shares at March 31, 2021	545,987	34,000

Outstanding and unvested shares at January 1, 2020	451,085	44,000
Granted	326,175	44,000
Vested	(176,334)	(44,000)
Forfeited	(18,958)	-
Outstanding and unvested shares at March 31, 2020	581,968	44,000

Of the total outstanding and unvested common stock RSUs at March 31, 2021, 532,987 RSUs are classified as equity and 13,000 RSUs are classified as a liability. All of the preferred stock RSUs are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $320,000 and $976,000 at March 31, 2021 and December 31, 2020, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2021 and 2020:

Stock-based compensation included in the condensed consolidated statements of operations:	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Direct operating costs	$305	$171
General and administrative	624	851
Research and development	137	76
Selling and marketing	201	209
Total stock-based compensation expense	$1,267	$1,307

12.	INCOME TAXES

The income tax benefit for the three months ended March 31, 2021 was approximately $1,000, comprised of a current tax expense of $35,000 and a deferred tax benefit of $36,000.

The current income tax provision for the three months ended March 31, 2021 and 2020 primarily relates to state minimum taxes and foreign income taxes. The deferred tax (benefit) provision for the three months ended March 31, 2021 and 2020 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of both March 31, 2021 and December 31, 2020, the Company has deferred approximately $1.9 million of payroll taxes.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of March 31, 2021 and December 31, 2020.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2021, and December 31, 2020, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration is a Level 3 liability. The fair value of the contingent consideration is primarily driven by changes in revenue estimates related to acquisitions, the passage of time and the associated discount rate. As of December 31, 2020, the contingent consideration liability was fully settled and there was no additional contingent consideration during the three months ended March 31, 2021.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
Three Months Ended March 31, 2020
($ in thousands)
Balance - January 1,	$-
Acquisition	1,050
Change in fair value	-
Payments	-
Balance - March 31,	$1,050

14.	SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. The following tables present revenues, operating expenses and operating (loss) income by reportable segment:

	Three Months Ended March 31, 2021
	($ in thousands)
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$27,033	$2,735	$-	$29,768
Operating expenses:
Direct operating costs	15,987	2,073	-	18,060
Selling and marketing	1,882	8	-	1,890
General and administrative	3,426	520	1,678	5,624
Research and development	2,026	-	-	2,026
Depreciation and amortization	2,749	82	-	2,831
Impairment and unoccupied lease charges	1,018	-	-	1,018
Total operating expenses	27,088	2,683	1,678	31,449
Operating (loss) income	$(55)	$52	$(1,678)	$(1,681)

	Three Months Ended March 31, 2020
	($ in thousands)
	Healthcare IT	Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$18,841	$3,026	$-	$21,867
Operating expenses:
Direct operating costs	11,166	2,401	-	13,567
Selling and marketing	1,572	9	-	1,581
General and administrative	3,881	556	1,156	5,593
Research and development	2,333	-	-	2,333
Depreciation and amortization	1,254	79	-	1,333
Impairment charges	297	-	-	297
Total operating expenses	20,503	3,045	1,156	24,704
Operating loss	$(1,662)	$(19)	$(1,156)	$(2,837)

15.	SUBSEQUENT EVENT

As discussed in Note 8, during April 2021 the Company settled a civil investigation substantially within the range of the funds held in escrow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three months ended March 31, 2021 and 2020, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the former President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the State of New Jersey, together with foreign jurisdictions in which we have operations centers, have declared a state of emergency related to the spread of COVID-19.

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations in the quarter ended March 31, 2021, economic and health conditions in the United States and across most of the globe continue to change. The Company has expanded its telehealth operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

The COVID-19 pandemic is affecting the Company’s operations in the first quarter, and may continue to do so indefinitely thereafter. The pandemic may have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The spread of the virus did not adversely affect the health and availability of our employees and staff. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders. See Item 1A. “Risk Factors” below for additional details.

Overview

CareCloud, Inc. (“CareCloud” and together with its consolidated subsidiaries, the “Company”, “we”, “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services, to healthcare providers and hospitals throughout the United States. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

At a high level, these solutions can be categorized as follows:

●	RCM services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system;
●	Proprietary healthcare IT software solutions, which can be bundled with our RCM services, including:

○	EHRs, which are easy to use, integrated with our business services or offered as Software-as-a-Service (“SaaS”) solutions, and allow our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork;
○	PM software and related tools, which support our clients’ day-to-day business operations and workflows;
○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies; and
○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients.

●	Medical Office Practice Management Services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 600 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,200 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Adoption of our RCM solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to more than 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals representing 80 specialties and subspecialties in 50 states. In addition, we serve approximately 200 clients which are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to large practices with over 2,000 providers operating in multiple states, to community hospitals.

On January 8, 2020, through a merger with a subsidiary, the Company acquired CareCloud Corporation, a Delaware corporation which was subsequently renamed CareCloud Health, Inc (“CCH”), which has developed a highly acclaimed cloud-based platform including EHR, PM and patient experience capabilities. The Company paid $11.9 million in cash, assumed a working capital deficiency of approximately $5.1 million and issued 760,000 shares of the Company’s Series A Preferred Stock and two million warrants for the purchase of the Company’s common stock at prices of $7.50 for two years and $10.00 per share for three years.

On June 16, 2020, the Company purchased all of the issued and outstanding capital stock of Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”), a former GE Healthcare IT company that delivers advanced healthcare information technology solutions and services. The Company paid $11.9 million in cash, issued 200,000 shares of the Company’s Series A Preferred Stock and warrants to purchase 2,250,000 of the Company’s common stock with an exercise price per share of $7.50 for two years and assumed Meridian’s negative working capital and certain long-term lease liabilities where the space is either not being utilized or will be vacated shortly, with an aggregate value of approximately $4.8 million.

Our offshore operations in Pakistan and Sri Lanka accounted for approximately 12% and 11% of total expenses for the three months ended March 31, 2021 and 2020, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% for both the three months ended March 31, 2021 and 2020). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions as leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., Pakistan and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Impairment and unoccupied lease charges.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net revenue	$29,768	$21,867

GAAP net loss	(1,964)	(2,502)

(Benefit) provision for income taxes	(1)	30
Net interest expense	64	80
Foreign exchange loss / other expense	244	(424)
Stock-based compensation expense	1,267	1,307
Depreciation and amortization	2,831	1,333
Transaction and integration costs	232	646
Impairment and unoccupied lease charges	1,018	297
Adjusted EBITDA	$3,691	$767

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Impairment and unoccupied lease charges.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Net revenue	$29,768	$21,867

GAAP net loss	(1,964)	(2,502)
(Benefit) provision for income taxes	(1)	30
Net interest expense	64	80
Other expense (income) - net	220	(445)
GAAP operating (loss) / income	(1,681)	(2,837)
GAAP operating margin	(5.6%)	(13.0%)

Stock-based compensation expense	1,267	1,307
Amortization of purchased intangible assets	2,135	1,015
Transaction and integration costs	232	646
Impairment and unoccupied lease charges	1,018	297
Non-GAAP adjusted operating income	$2,971	$428
Non-GAAP adjusted operating margin	10.0%	2.0%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment and unoccupied lease charges; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands except for per share amounts)
GAAP net loss	$(1,964)	$(2,502)

Foreign exchange loss / other expense	244	(424)
Stock-based compensation expense	1,267	1,307
Amortization of purchased intangible assets	2,135	1,015
Transaction and integration costs	232	646
Impairment and unoccupied lease charges	1,018	297
Income tax (benefit) expense related to goodwill	(36)	15
Non-GAAP adjusted net income	$2,896	$354

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2021	2020
GAAP net loss attributable to common shareholders, per share	$(0.36)	$(0.42)
Impact of preferred stock dividend	0.22	0.22
Net loss per end-of-period share	(0.14)	(0.20)

Foreign exchange loss / other expense	0.02	(0.03)
Stock-based compensation expense	0.09	0.11
Amortization of purchased intangible assets	0.14	0.08
Transaction and integration costs	0.02	0.05
Impairment and unoccupied lease charges	0.07	0.02
Income tax (benefit) expense related to goodwill	(0.00)	0.00
Non-GAAP adjusted earnings per share	$0.20	$0.03

End-of-period common shares	14,399,790	12,367,293
In-the-money warrants and outstanding unvested RSUs	2,698,127	708,600
Total fully diluted shares	17,097,917	13,075,893
Non-GAAP adjusted diluted earnings per share	$0.17	$0.03

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of March 31, 2021 and 2020. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of March 31, 2021, we provided services to an estimated universe of more than 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from revenue cycle management services and bundled services, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR and practice management software as part of the bundled fee. These bundled fees are included in revenue cycle management revenue. These services accounted for approximately 65% and 60% of our revenues during the three months ended March 31, 2021 and 2020, respectively. Software-as-a-service fees, for clients not utilizing revenue cycle management services, accounted for approximately 18% and 17% of revenue during the three months ended March 31, 2021, and 2020, respectively. Other Healthcare IT services, including printing and mailing operations and professional services, represented approximately 8% and 9% of revenues for the three months ended March 31, 2021 and 2020, respectively.

We earned approximately 9% and 14% of our revenue from practice management services during the three months ended March 31, 2021 and 2020, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Practice Management segment.

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

Impairment and Unoccupied Lease Charges. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company is marketing both the unused facility and the unused space for sub-lease.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2021 and December 31, 2020.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. The Company does not have any finance leases.

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

As of March 31, 2021 and December 31, 2020, the carrying amounts of internally-developed capitalized software was $6.8 million and $5.5 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2021	2020
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	60.7%	62.0%
Selling and marketing	6.3%	7.2%
General and administrative	18.9%	25.6%
Research and development	6.8%	10.7%
Depreciation and amortization	9.5%	6.1%
Impairment and unoccupied lease charges	3.4%	1.4%
Total operating expenses	105.6%	113.0%

Operating loss	(5.6%)	(13.0%)

Interest expense - net	0.2%	0.4%
Other (expense) income - net	(0.7%)	2.0%
Loss before income taxes	(6.5%)	(11.4%)
Income tax (benefit) provision	(0.0%)	0.1%
Net loss	(6.5%)	(11.5%)

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Net revenue	$29,768	$21,867	$7,901	36%

Net Revenue. Net revenue of $29.8 million for the three months ended March 31, 2021, increased by $7.9 million or 36% from net revenue of $21.9 million for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2021 includes approximately $17.2 million from customers acquired in the CCH and Meridian acquisitions. Revenue for the three months ended March 31, 2021 includes $19.4 million relating to RCM and bundled services, $5.3 million related to SaaS services and $2.7 million for practice management services.

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Direct operating costs	$18,060	$13,567	$4,493	33%
Selling and marketing	1,890	1,581	309	20%
General and administrative	5,624	5,593	31	1%
Research and development	2,026	2,333	(307)	(13%)
Depreciation	460	275	185	67%
Amortization	2,371	1,058	1,313	124%
Impairment and unoccupied lease charges	1,018	297	721	243%
Total operating expenses	$31,449	$24,704	$6,745	27%

Direct Operating Costs. Direct operating costs of $18.1 million for the three months ended March 31, 2021 increased by $4.5 million or 33% compared to direct operating costs of $13.6 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, salary costs increased by $3.6 million, and outsourcing and processing costs increased by $984,000. The increase in the costs for the three months ended March 31, 2021 were primarily related to the CCH and Meridian acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $1.9 million for the three months ended March 31, 2021 increased by $309,000 or 20% from selling and marketing expense of $1.6 million for the three months ended March 31, 2020. The increase was primarily related to additional emphasis on sales and marketing activities which began as a result of the CCH acquisition.

General and Administrative Expense. General and administrative expense of $5.6 million for the three months ended March 31, 2021 increased by $31,000 or 1% compared to the same period in 2020. The increase in general and administrative expense was primarily related to the CCH and Meridian acquisitions.

Research and Development Expense. Research and development expense of $2.0 million for the three months ended March 31, 2021 decreased by $307,000 from research and development expense of $2.3 million for the three months ended March 31, 2020. The decreased primarily represented additional capitalization of software costs. During the three months ended March 31, 2021, the Company capitalized approximately $1.5 million of development costs in connection with its internal-use software.

Depreciation. Depreciation of $460,000 for the three months ended March 31, 2021 increased by $185,000 or 67% from the depreciation of $275,000 for the three months ended March 31, 2020, primarily due to the property and equipment acquired as part of the CCH and Meridian acquisitions.

Amortization Expense. Amortization expense of $2.4 million for the three months ended March 31, 2021 increased by $1.3 million or 124% from amortization expense of $1.1 million for the three months ended March 31, 2020. The increase was primarily related to the intangible assets acquired from the CCH and Meridian acquisitions.

Impairment and Unoccupied Lease Charges. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and the impairment of a vendor contract assumed in the CCH acquisition where the provided services are no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for space not being utilized by the Company. The Company is marketing both the unused facility and the unused space for sub-lease.

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Interest income	$15	$38	$(23)	(61%)
Interest expense	(79)	(118)	39	(33%)
Other (expense) income - net	(220)	445	(665)	(149%)
Income tax (benefit) provision	(1)	30	(31)	(103%)

Interest Income. Interest income of $15,000 for the three months ended March 31, 2021 decreased by $23,000 or 61% from interest income of $38,000 for the three months ended March 31, 2020. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $79,000 for the three months ended March 31, 2021 decreased by $39,000 or 33% from interest expense of $118,000 for the three months ended March 31, 2020. Interest expense includes the amortization of deferred financing costs, which was $36,000 and $48,000 during the three months ended March 31, 2021 and 2020, respectively.

Other (Expense) Income - net. Other (expense) income - net was ($220,000) for the three months ended March 31, 2021 compared to other income - net of $445,000 for the three months ended March 31, 2020. Other (expense) income primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The benefit for income taxes was $1,000 for the three months ended March 31, 2021, compared to an income tax provision of $30,000 for the three months ended March 31, 2020. As a result of the Company incurring a tax loss for 2021 and 2020, which has an indefinite life under the current tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2021 and 2020. The current income tax provision for the three months ended March 31, 2021 was approximately $35,000 and primarily relates to state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2021 and December 31, 2020.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement.

During the three months ended March 31, 2021, there was positive cash flow from operations of approximately $958,000. As of March 31, 2021, the Company had approximately $21.0 million in cash with nothing drawn on its line of credit, and positive working capital of $17.9 million.

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

During the current quarter, 858,000 warrants for common stock issued to Midcap Funding as part of the consideration for the Meridian acquisition were exercised at an exercise price of $7.50 per warrant.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Net cash provided by (used in) operating activities	$958	$(3,884)	$4,842	(125%)
Net cash used in investing activities	(2,219)	(14,033)	11,814	(84%)
Net cash provided by financing activities	1,157	6,810	(5,653)	(83%)
Effect of exchange rate changes on cash	174	(492)	666	(135%)
Net increase (decrease) in cash	$70	$(11,599)	$11,669	(101%)

The loss before income taxes was $2.0 million for the three months ended March 31, 2021, which included $2.8 million of non-cash depreciation and amortization. The loss before taxes for the three and ended March 31, 2020 was $2.5 million, which included $1.3 million of non-cash depreciation and amortization.

During 2021, the Company currently estimates that it will need to pay approximately $4.2 million to resolve a civil investigation which one of the subsidiaries it acquired in 2020 has been subject to since July 2018. Of this amount, $4.0 million will come from escrowed shares of preferred stock that the Company holds.

Operating Activities

Cash provided by operating activities was $958,000 for the three months ended March 31, 2021 and cash used by operating activities was $3.9 million during the three months ended March 31, 2020. The decrease in the net loss of $538,000 for the three months ended March 31, 2021 as compared to the same period in 2020 was accompanied by the following changes in non-cash items: an increase in depreciation and amortization expense of $1.4 million, a decrease in stock-based compensation expense of $40,000, a change in the benefit for deferred income taxes of $51,000 and a decrease in interest accretion of $28,000.

The net change in operating assets and liabilities was $2.5 million. Accounts payable, accrued compensation and accrued expenses decreased by $1.7 million for the three months ended March 31, 2021 compared to a decrease of $4.5 million for the three months ended March 31, 2020 as the Company paid past due amounts from the CCH and Meridian acquisitions. Accounts receivable increased by $522,000 for the three months ended March 31, 2021 compared with an increase of $302,000 for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $695,000 and $539,000 for the three months ended March 31, 2021 and 2020, respectively. The capital expenditures for the three months ended March 31, 2021 and 2020 primarily represented computer equipment purchased and lease hold improvements for the Pakistan offices. Software development costs of $1.5 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, were capitalized in connection with the development of software for providing revenue cycle management services and software-as-a-service offerings.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 and 2020 was $1.2 million and $6.8 million, respectively. The Company received $6.4 million from the exercise of common stock warrants during the three months ended March 31, 2021. Cash used in financing activities during the three months ended March 31, 2021 included $3.6 million of preferred stock dividends, $241,000 of repayments for debt obligations and $1.4 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for three months ended March 31, 2020 included $2.0 million of preferred stock dividends, $139,000 of repayment for debt obligations and $820,000 of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of March 31, 2021. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2021, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise. We do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factor noted below, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 25, 2021, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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

In addition, any difficulties we may experience in connection with the integration of CCH or Meridian could delay or prevent us from realizing such expected benefits and enhancing our business, and our business, financial condition and results of operation could be materially and adversely impacted. While we are working diligently to accelerate integration activities, the employee disruptions and communication challenges created by the COVID-19 pandemic present particular challenges to our integration of CCH and Meridian and could make it difficult to effectively and timely complete our integration goals.

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

In addition, given the inherent uncertainty surrounding COVID-19 due to rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that COVID-19 could have on the Risk Factors described in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 25, 2021, remain unclear.

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: May 6, 2021

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: May 6, 2021

