Form 10-Q
period 2021-06-30
CareCloud, Inc.
filed 2021-08-05
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 29, 2021, the registrant had 14,613,710 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our Pakistan Offices and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,002	$20,925
Restricted cash	1,500	-
Accounts receivable - net, of allowance for doubtful accounts of $430 and $522 at June 30, 2021 and December 31, 2020, respectively	16,224	12,089
Contract asset	5,470	4,105
Inventory	441	399
Current assets - related party	13	13
Prepaid expenses and other current assets	3,279	7,288
Total current assets	34,929	44,819
Property and equipment - net	5,544	4,921
Operating lease right-of-use assets	7,712	7,743
Intangible assets - net	33,267	29,978
Goodwill	60,661	49,291
Other assets	1,245	1,247
TOTAL ASSETS	$143,358	$137,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,758	$6,461
Accrued compensation	3,577	2,590
Accrued expenses	6,993	8,501
Operating lease liability (current portion)	4,098	4,729
Deferred revenue (current portion)	1,181	1,173
Accrued liability to related party	1	1
Deferred payroll taxes	927	927
Notes payable (current portion)	22	401
Dividend payable	3,810	4,241
Consideration payable	1,571	-
Total current liabilities	26,938	29,024
Notes payable	31	41
Contingent consideration	6,500	-
Borrowings under line of credit	5,000	-
Deferred payroll taxes	927	927
Operating lease liability	5,727	6,297
Deferred revenue	184	305
Deferred tax liability	286	160
Total liabilities	45,593	36,754
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding 5,291,383 and 5,475,279 shares at June 30, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value - authorized 29,000,000 shares at June 30, 2021 and December 31, 2020; issued 15,352,405 and 14,121,044 shares at June 30, 2021 and December 31, 2020, respectively; 14,611,606 and 13,380,245 shares outstanding at June 30, 2021 and December 31, 2020, respectively	15	14
Additional paid-in capital	135,551	136,781
Accumulated deficit	(36,080)	(33,889)
Accumulated other comprehensive loss	(1,064)	(1,004)
Less: 740,799 common shares held in treasury, at cost at June 30, 2021 and December 31, 2020	(662)	(662)
Total shareholders’ equity	97,765	101,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$143,358	$137,999

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET REVENUE	$34,065	$19,579	$63,834	$41,446
OPERATING EXPENSES:
Direct operating costs	20,534	12,557	38,595	26,123
Selling and marketing	2,204	1,625	4,094	3,206
General and administrative	6,269	5,393	11,893	10,986
Research and development	1,813	2,146	3,839	4,479
Depreciation and amortization	3,128	2,405	5,959	3,738
Impairment and unoccupied lease charges	223	63	1,241	361
Total operating expenses	34,171	24,189	65,621	48,893
OPERATING LOSS	(106)	(4,610)	(1,787)	(7,447)
OTHER:
Interest income	2	4	6	42
Interest expense	(115)	(146)	(183)	(264)
Other income (expense) - net	205	(114)	(15)	331
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(14)	(4,866)	(1,979)	(7,338)
Income tax provision (benefit)	213	(74)	212	(44)
NET LOSS	$(227)	$(4,792)	$(2,191)	$(7,294)

Preferred stock dividend	3,638	3,277	6,767	5,920
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,865)	$(8,069)	$(8,958)	$(13,214)

Net loss per common share: basic and diluted	$(0.27)	$(0.65)	$(0.63)	$(1.07)
Weighted-average common shares used to compute basic and diluted loss per share	14,430,882	12,395,197	14,258,772	12,353,007

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
NET LOSS	$(227)	$(4,792)	$(2,191)	$(7,294)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(405)	16	(60)	(574)
COMPREHENSIVE LOSS	$(632)	$(4,776)	$(2,251)	$(7,868)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

($ in thousands, except for number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2021	5,475,279	$5	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net loss	-	-	-	-	-	(1,964)	-	-	(1,964)
Foreign currency translation adjustment	-	-	-	-	-	-	345	-	345
Issuance of stock under the equity incentive plan	27,682	1	161,545	-	(1)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	623	-	-	-	623
Exercise of common stock warrants	-	-	858,000	1	6,391	-	-	-	6,392
Preferred stock dividends	-	-	-	-	(3,128)	-	-	-	(3,128)
Balance - March 31, 2021	5,502,961	$6	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513

Balance - April 1, 2021	5,502,961	$6	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513
Net loss	-	-	-	-	-	(227)	-	-	(227)
Foreign currency translation adjustment	-	-	-	-	-	-	(405)	-	(405)
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,244	-	33,724	-	-	-	-	-	-
Issuance of common stock, net of fees and expenses	-	-	178,092	-	1,360	-	-	-	1,360
Stock-based compensation, net of cash settlements	-	-	-	-	1,163	-	-	-	1,163
Cancellation of shares held in escrow	(215,822)	(1)			(4,000)	-	-	-	(4,001)
Preferred stock dividends	-	-	-	-	(3,638)	-	-	-	(3,638)
Balance - June 30, 2021	5,291,383	$5	15,352,405	$15	$135,551	$(36,080)	$(1,064)	$(662)	$97,765

Balance- January 1, 2020	2,539,325	$2	12,978,485	$13	$69,403	$(25,075)	$(843)	$(662)	$42,838
Net loss	-	-	-	-	-	(2,502)	-	-	(2,502)
Foreign currency translation adjustment	-	-	-	-	-	-	(590)	-	(590)
Issuance of stock under the equity incentive plan	28,870	-	129,607	-	-	-	-	-	-
Issuance of preferred stock in connection with an acquisition	760,000	1	-	-	18,999	-	-	-	19,000
Stock-based compensation, net of cash settlements	-	-	-	-	794	-	-	-	794
Issuance of warrants in connection with an acquisition	-	-	-	-	300	-	-	-	300
Preferred stock dividends	-	-	-	-	(2,643)	-	-	-	(2,643)
Balance - March 31, 2020	3,328,195	$3	13,108,092	$13	$86,853	$(27,577)	$(1,433)	$(662)	$57,197

Balance- April 1, 2020	3,328,195	$3	13,108,092	$13	$86,853	$(27,577)	$(1,433)	$(662)	$57,197
Net loss	-	-	-	-	-	(4,792)	-	-	(4,792)
Foreign currency translation adjustment	-	-	-	-	-	-	16	-	16
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,803	-	87,398	-	-	-	-	-	-
Issuance of preferred stock in connection with the Meridian acquisition	200,000	-	-	-	5,000	-	-	-	5,000
Issuance of preferred stock, net of fees and expenses	828,000	1	-	-	19,013	-	-	-	19,014
Stock-based compensation, net of cash settlements	-	-	-	-	1,439	-	-	-	1,439
Issuance of warrants in connection with the Meridian acquisition	-	-	-	-	4,770	-	-	-	4,770
Preferred stock dividends	-	-	-	-	(3,277)	-	-	-	(3,277)
Balance - June 30, 2020	4,360,998	$4	13,195,490	$13	$113,798	$(32,369)	$(1,417)	$(662)	$(79,367)

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

($ in thousands)

	2021	2020
OPERATING ACTIVITIES:
Net loss	$(2,191)	$(7,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,185	3,643
Lease amortization	1,455	1,338
Deferred revenue	(133)	1
Provision for doubtful accounts	257	285
Provision (benefit) for deferred income taxes	126	(100)
Foreign exchange gain	(59)	(333)
Interest accretion	288	331
Stock-based compensation expense	3,002	3,188
Adjustment of goodwill	36	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,687)	1,604
Contract asset	1,037	343
Inventory	(42)	182
Other assets	(120)	(524)
Accounts payable and other liabilities	(6,073)	(5,592)
Net cash provided by (used in) operating activities	2,081	(2,928)
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,484)	(817)
Capitalized software	(3,254)	(2,622)
Cash paid for acquisitions (net)	(12,261)	(23,716)
Net cash used in investing activities	(16,999)	(27,155)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(7,198)	(4,472)
Settlement of tax withholding obligations on stock issued to employees	(1,572)	(1,048)
Repayments of notes payable, net	(391)	(186)
Proceeds from exercise of warrants	6,392	-
Proceeds from issuance of common stock, net of expenses	1,360	-
Proceeds from line of credit	5,000	19,500
Repayment from line of credit	-	(9,750)
Net proceeds from issuance of preferred stock	-	19,014
Net cash provided by financing activities	3,591	23,058
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(96)	(437)
NET DECREASE IN CASH AND RESTRICTED CASH	(11,423)	(7,462)
CASH - beginning of the period	20,925	19,994
CASH AND RESTRICTED CASH - end of the period	$9,502	$12,532
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock (cancelled) issued in connection with an acquisition	$(4,000)	$24,000
Contingent consideration	$6,500	$-
Vehicle financing obtained	$-	$28
Dividends declared, not paid	$3,810	$3,194
Warrants issued	$-	$5,070
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$92	$62
Interest	$39	$111

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

AND 2020 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CareCloud, Inc., formerly MTBC, Inc. (“CareCloud”, and together with its consolidated subsidiaries, the “Company”, “we”, “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services, to healthcare providers and hospitals throughout the United States. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems. CareCloud has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., in Pakistan and Azad Jammu and Kashmir (together, the “Pakistan Offices”), and in Sri Lanka.

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.01% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of CareCloud. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the medical practice management business acquired from Orion Healthcorp.

In January 2020, the Company purchased CareCloud Corporation, a company whose name we took. That company is now known as CareCloud Health, Inc. (“CCH”). In June 2020, the Company purchased Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”).

During March 2021, the Company formed a new wholly-owned subsidiary, CareCloud Acquisition, Corp. (“CAC”). In June 2021, CAC purchased certain assets and assumed certain liabilities of MedMatica Consulting Associates Inc., (“MedMatica”) and purchased the stock of Santa Rosa Staffing, Inc., (“SRS”). The assets and liabilities of MedMatica were merged into SRS and the company was renamed medSR, Inc. (“medSR”). See Note 3.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2021, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2021, the results of operations for the three months and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company is in the process of investigating if this update will have a significant impact on the condensed consolidated financial statements.

3. ACQUISITIONS

2021 Acquisition

On June 1, 2021, CAC entered into an Asset and Stock Purchase Agreement (“Purchase Agreement”) with MedMatica and its sole shareholder. Pursuant to the Purchase Agreement, CAC acquired (i) all of the issued and outstanding capital stock of SRS, a Delaware corporation, and (ii) all of the MedMatica assets that were used in MedMatica’s and SRS’ business. Certain MedMatica liabilities were also assumed under the Purchase Agreement. The total cash consideration was $10 million plus a working capital adjustment of approximately $3.8 million. The Purchase Agreement also provides that if during the 18-month period commencing on June 1, 2021 (the “Earn-Out Period”), certain EBITDA and revenue targets with respect to the assets and capital stock purchased under the Purchase Agreement are achieved, then CAC shall pay MedMatica an earn-out up to a maximum of $8 million. Further, if during the Earn-Out Period, certain additional and increased EBITDA and revenue targets with respect to the assets and capital stock purchased under the Purchase Agreement are achieved, then CAC shall pay MedMatica an additional earn-out, up to a maximum of $5 million.

MedMatica and SRS are in the business of providing a broad range of specialty consulting services to hospitals and large healthcare groups, including certain consulting services related to healthcare IT application services and implementations, medical practice management, and revenue cycle management. The acquisition has been accounted for as a business combination.

A summary of the total consideration is as follows:

medSR Purchase Price
($ in thousands)
Cash	$12,261
Amounts held in escrow	1,571
Contingent consideration	6,500
Total purchase price	$20,332

The Company engaged a third party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from MedMatica. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation during the third or fourth quarter of 2021 and is finalizing the projections and the valuation of the acquired assets and assumed liabilities.

The preliminary purchase price allocation for medSR is summarized as follows:

($ in thousands)
Accounts receivable	$2,705
Receivable from seller	108
Prepaid expenses	138
Contract asset	2,402
Property and equipment	94
Customer relationships	4,500
Acquired backlog	500
Goodwill	11,406
Accounts payable	(505)
Accrued expenses & compensation	(996)
Deferred revenue	(20)
Total preliminary purchase price allocation	$20,332

The acquired accounts receivable is recorded at fair value which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. A portion of the goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceed certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment will be approximately $6.5 million and this amount has been recorded as part of the preliminary purchase price allocation as contingent consideration.

As part of the acquisition, $1.5 million of the purchase price was held in escrow which represents $500,000 to be paid upon the achievement of agreed upon revenue and backlog milestones, and the balance will be held up to 18 months to satisfy certain indemnification obligations. This amount is included in consideration payable in the condensed consolidated balance sheet at June 30, 2021. Approximately $12.3 million in cash was paid at closing.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the medSR acquisition on June 1, 2021 was approximately $2.6 million during the three and six months ended June 30, 2021.

The medSR acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

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

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from Meridian. The following table summarizes the purchase price allocation:

($ in thousands)
Accounts receivable	$3,558
Prepaid expenses	704
Contract asset	881
Property and equipment	426
Operating lease right-of-use assets	2,776
Customer relationships	12,900
Technology	900
Goodwill	13,789
Accounts payable	(3,373)
Accrued expenses & compensation	(3,932)
Deferred revenue	(907)
Operating lease liabilities	(6,025)
Other current liabilities	(63)
Total purchase price allocation	$21,634

The acquired accounts receivable is recorded at fair value which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is not deductible for income tax purposes and represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the Meridian acquisition was approximately $9.8 million and $18.7 million during the three and six months ended June 30, 2021, respectively, and was approximately $1.3 million during the three and six months ended June 30, 2020.

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

Of the Preferred Stock consideration, 160,000 shares were placed in escrow for up to 24 months, and an additional 100,000 shares were placed in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. Shares net of such losses were released upon the joint instruction of the Company and Runway in accordance with the applicable escrow terms. Such shares were entitled to the monthly dividend, which was to be paid when, and if, the shares were released. The Company had accrued the dividend monthly on the Preferred Stock held in escrow. Due to the settlement of the obligation in April 2021, accrued dividends of $513,000 relating to the 160,000 shares held in escrow were reversed during the first quarter of 2021. The shares held in escrow were forfeited to cover the cost of the settlement.

It was determined that 55,822 shares of the Preferred Stock would be released from escrow and cancelled since one of the contingent liabilities was settled for the amount of the cancelled shares. This included a cash payment of approximately $1.3 million. Dividends previously accrued on these shares of $102,000 were reversed as of June 30, 2020, since the amounts will not need to be paid. The remaining shares held in escrow have been released.

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

The acquired accounts receivable is recorded at fair value which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is not deductible for income tax purposes and represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the CCH acquisition was approximately $8.9 million during the three months ended June 30, 2021 and approximately $17.2 million during the six months ended June 30, 2021. Revenue from these clients was approximately $7.5 million during the three months ended June 30, 2020 and approximately $15.1 million during the six months ended June 30, 2020.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the CCH, Meridian and medSR acquisitions occurred on January 1, 2020. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $8.1 million and $17.8 million of additional revenue primarily recorded by medSR and Meridian for the three and six months ended June 30, 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands except per share amounts)
Total revenue	$42,170	$29,997	$81,625	$66,267
Net income (loss)	$193	$(7,403)	$(618)	$(11,619)
Net loss attributable to common shareholders	$(3,445)	$(10,772)	$(7,384)	$(18,246)
Net loss per common share	$(0.24)	$(0.87)	$(0.52)	$(1.48)

4. GOODWILL AND INTANGIBLE ASSETS - NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2021 and the year ended December 31, 2020:

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020
	($ in thousands)
Beginning gross balance	$49,291	$12,634
Acquisitions	11,370	36,657
Ending gross balance	$60,661	$49,291

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
	($ in thousands)
Contracts and relationships acquired	$48,997	$44,497
Capitalized software	9,014	5,760
Non-compete agreements	1,236	1,236
Other intangible assets	8,412	7,906
Total intangible assets	67,659	59,399
Less: Accumulated amortization	34,392	29,421
Intangible assets - net	$33,267	$29,978

Amortization expense was approximately $5.0 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively, and $2.6 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. The remaining weighted-average amortization period is approximately 3.2 years.

As of June 30, 2021, future amortization scheduled to be expensed is as follows:

Years ending
December 31,	($ in thousands)
2021 (six months)	$6,730
2022	11,941
2023	8,915
2024	4,031
2025	300
Thereafter	1,350
Total	$33,267

5. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(3,865)	$(8,069)	$(8,958)	$(13,214)
Weighted-average common shares used to compute basic and diluted loss per share	14,430,882	12,395,197	14,258,772	12,353,007
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.27)	$(0.65)	$(0.63)	$(1.07)

All unvested restricted stock units (“RSUs”) and unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

6. DEBT

SVB — During October 2017, the Company opened a revolving line of credit with SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. At June 30, 2021, $5 million was drawn, although it was subsequently repaid in full during July, 2021. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%, with a minimum interest rate of 6.5%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.0 % based on the annual renewal.

7. LEASES

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. Each time the Company acquires a business, the ROU assets and the lease liabilities are recorded at fair value as of the date of acquisition. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. During the six months ended June 30, 2021, there were $466,000 of unoccupied lease charges for two of the Company’s facilities. During the six months ended June 30, 2020, there were $64,000 of unoccupied lease charges and a lease impairment of approximately $297,000 was recorded since the Company is no longer using one of its leased facilities.

In February 2021, the Company was able to settle one of the lease obligations assumed in connection with the Meridian acquisition for an amount that approximated the remaining lease liability.

We lease all of our facilities and some equipment. Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of June 30, 2021, we had 40 leased properties, six in Medical Practice Management and 34 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Operating lease cost	$1,058	$835	$2,115	$1,634
Short-term lease cost	22	1	44	10
Variable lease cost	8	2	14	16
Total- net lease cost	$1,088	$838	$2,173	$1,660

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2021 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$7,712	$7,743

Current operating lease liabilities	$4,098	$4,729
Non-current operating lease liabilities	5,727	6,297
Total operating lease liabilities	$9,825	$11,026

Operating leases:
ROU assets	$9,163	$10,648
Asset lease expense	(1,455)	(2,889)
Foreign exchange gain (loss)	4	(16)
ROU assets, net	$7,712	$7,743

Weighted average remaining lease term (in years):
Operating leases	4.39	2.71
Weighted average discount rate:
Operating leases	6.79%	6.76%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,336	$764	$2,732	$1,443

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$1,537	$2,647	$1,748	$6,264

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,	($ in thousands)
2021 (six months)	$2,474
2022	4,047
2023	1,931
2024	739
2025	481
Thereafter	1,972
Total lease payments	11,644
Less: imputed interest	(1,819)
Total lease obligations	9,825
Less: current obligations	(4,098)
Long-term lease obligations	$5,727

As of June 30, 2021, we have one operating lease commitment that has not yet commenced with an aggregate gross lease liability of approximately $32,000.

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

Through the CCH transaction, we acquired CCH’s software technology and related business, of which certain elements were, at the time of the acquisition, subject to a civil investigation to determine pre-acquisition compliance with certain federal regulatory requirements. Following the closing of the transaction, the Company continued to cooperate with the inquiry as CCH had historically done since the commencement of the investigation in July of 2018. This element was considered as part of the transaction as $4 million of the transaction’s consideration was held in escrow for the resolution of this investigation. The Company accrued $4.2 million to resolve this investigation, of which up to $4 million is the escrow, which has been recorded as an indemnification asset which is included in the condensed consolidated balance sheet at December 31, 2020 in prepaid expenses and other current assets with an offsetting amount in accrued expenses. The Company settled the obligation in April 2021 substantially within the range covered by the escrowed funds.

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

9. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $9,000 and $7,000 for the six months ended June 30, 2021 and 2020, respectively and $5,000 and $2,000 for the three months ended June 30, 2021 and 2020, respectively. As of both June 30, 2021, and December 31, 2020, the receivable balance due from this customer was approximately $2,000.

The Company is a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $60,000 and $73,000 for the six month periods ended June 30, 2021 and 2020 and $30,000 and $32,000 for the three months ended June 30, 2021 and 2020, respectively. As of both June 30, 2021 and December 31, 2020, the Company had a liability outstanding to KAI of approximately $1,000, which is included in accrued liability to related party in the condensed consolidated balance sheets. The lease for the current aircraft was renewed as of April 1, 2021 and has been included in the ROU asset and operating lease liability at December 31, 2020 and June 30, 2021.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the six months ended June 30, 2021 and 2020 was approximately $94,000 and $93,000 and $49,000 and $46,000 for the three months ended June 30, 2021 and 2020, respectively and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. During the six months ended June 30, 2021, the Company spent approximately $807,000 to upgrade two of the related party leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both June 30, 2021 and December 31, 2020.

Included in the ROU asset at June 30, 2021 and December 31, 2020 is approximately $257,000 and $283,000, respectively, applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2021 is approximately $196,000 and $72,000, respectively, applicable to the related party leases. At December 31, 2020, the current and non-current operating lease liability applicable to related party leases was approximately $202,000 and $92,000, respectively.

During the first quarter of 2020, talkMD Clinicians, PA, a New Jersey corporation was formed to provide telehealth services. This entity is owned by the wife of the Executive Chairman since an entity providing medical services must be owned by a physician. The Company did not have any transactions with this entity since its formation.

10. SHAREHOLDERS’ EQUITY

The Company may sell up to $50 million of its common stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the quarter, the Company sold 178,092 shares of common stock under its ATM and received net proceeds of approximately $1.4 million. Also during the quarter, the Company cancelled 215,822 shares of preferred stock that were held in escrow from the CCH acquisition as the matters related to the escrow were settled in cash.

11. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. Under ASC 606, the Company breaks a contract into distinctly identifiable performance obligations. Most of our contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services which are priced separately, each service represents its own performance obligation. Selling prices are based on the contractual price for the service, which approximates their standalone selling price.

Many technology-enabled business solutions are invoiced based on receipt of payment by the practices which are our clients, for medical billing claims where the provider utilized our software or where we submitted a claim. For these solutions, the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. The selling price of the Company’s services equals the contractual price. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue under ASC 606.

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

Disaggregation of Revenue from Contracts with Customers

We derive the majority of our revenue from providing technology-enabled business solutions, including our integrated SaaS-based software platform and revenue cycle management services. In addition, we derive revenues from professional services, group purchasing services, printing and mailing services, and medical practice management services.

The following table represents a disaggregation of revenue for the three months and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$27,145	$16,215	$52,990	$34,059
Professional services	3,497	398	4,114	789
Printing and mailing services	272	324	656	753
Group purchasing services	171	189	359	366
Medical Practice Management:
Medical practice management services	2,980	2,453	5,715	5,479
Total	$34,065	$19,579	$63,834	$41,446

Technology-enabled business solutions:

Most of our revenue comes from clients who are using subscription-based technology-enabled business solutions. These solutions typically include one or more elements of our proprietary cloud-based software-as-a-service (“SaaS”) platform, along with revenue cycle management and related services.

Practice management software automates the labor-intensive workflow of a medical office in a unified and streamlined manner. EHR software allows our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork. Patient experience management software allows patients to schedule appointments, request refills, and view their electronic records online or via their mobile device. Business intelligence, robotic process automation, patient experience software, customized applications, interfaces and a variety of other technology solutions support our healthcare clients, either in conjunction with our practice management and EHR platform or through interfaces with third-party platforms. When these software elements are part of the technology-enabled business solution, they are normally included in a price, which is normally expressed as a percentage of the practice’s collections.

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. Approximately 81% of our revenue is derived from clients using one or more elements of our technology platform and approximately 19% comes from clients using our other services.

The Company invoices many customers on a monthly basis based on the actual collections received by customers and the agreed-upon rate in the sales contract. The fee for these services typically includes use of practice management software and related tools (on a SaaS basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. Alternatively, SaaS fees may be fixed based on the number of providers, or may be variable based on usage. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

For the majority of our contracts, the total transaction price is variable because our obligation is to process an unknown quantity of claims, as and when requested by our customers over the contract period. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with variable consideration is subsequently resolved. Estimates to determine variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date. Revenue is recognized over the performance period using the input method.

Included in technology-enabled business solutions are ancillary services such as coding, credentialing and transcription that are rendered in connection with the delivery of revenue cycle management and related services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual ancillary service transaction processed represents a performance obligation, which is satisfied over time as that individual service is rendered.

Also included in technology-enabled business solutions are medical billing clearinghouse services which takes claim information from customers, checks the claims for errors and sends this information electronically to insurance companies. The Company invoices customers on a monthly basis based on the number of claims submitted and the agreed-upon rate in the agreement. This service is provided to medical practices and providers to medical practices who are not revenue cycle management customers. The performance obligation is satisfied once the relevant submissions are completed.

Professional services:

The Company provides implementation and professional services to certain customers and records revenue monthly on a time and materials or a fixed rate basis. These services consist of implementation, advisory and on demand staffing. This is a separate performance obligation from any revenue cycle management and SaaS services provided, for which the Company receives and records monthly fees. The performance obligation is satisfied over time as the professional services are rendered.

Substantially all of the professional services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers, Revenue is recognized over time.

Other revenue streams:

The Company provides printing and mailing services for both technology-enabled business solutions and a customer that does not utilize our technology-enabled business solutions, and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

The Company also provides group purchasing services which enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Fees from the pharmaceutical companies are paid either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration which we expect to be entitled to for the group purchasing services which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid as the ultimate payment is conditioned on achieving certain volume thresholds.

For all of the above revenue streams other than group purchasing services and printing and mailing, revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

Medical practice management services:

The Company also provides medical practice management services under long-term management service agreements to three medical practices. We provide the medical practices with the nurses, administrative support, facilities, supplies, equipment, marketing, RCM, accounting, and other non-clinical services needed to efficiently operate their practices. Revenue is recognized as the services are provided to the medical practices. Revenue recorded in the consolidated statements of operations represents the reimbursement of costs paid by the Company for the practices and the management fee earned each month for managing the practice. The management fee is based on either a fixed fee or a percentage of the net operating income.

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

Our contracts for medical practice management services have approximately an additional 20 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the condensed consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time; however, for reporting and convenience purposes, the management fee is computed at each month end.

Information about contract balances:

The contract assets in the condensed consolidated balance sheets represent the revenue associated with the amounts we estimate our clients will ultimately collect if our charges are based on a percentage of collections, together with amounts related to the group purchasing services. As of June 30, 2021, the estimated revenue expected to be recognized in the future related to the remaining performance obligations outstanding was approximately $4.1 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $315,000 of the contract asset represents revenue earned, not paid, from the group purchasing services. Approximately $1.0 million of the contract asset represents revenue for professional services performed, not yet invoiced to the customer.

Accounts receivable are shown separately at their net realizable value in our condensed consolidated balance sheets. Amounts that we are entitled to collect under the applicable contract are recorded as accounts receivable. Invoicing is performed at the end of each month when the services have been provided. The contract asset results from our revenue cycle management services and is due to the timing of revenue recognition, submission of claims from our customers and payments from the insurance providers. The contract asset includes our right to payment for services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, contracts for revenue cycle management services where we recognize revenue over time but do not have a contractual right to payment until the customer receives payment of their claim from the insurance provider. The contract asset also includes the revenue accrued, not received, for the group purchasing services and revenue earned, not invoiced, for professional services.

The contract asset was approximately $5.5 million and $3.4 million as of June 30, 2021 and 2020, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. The contract asset for professional services is reduced when the customer is invoiced and is increased as services are rendered. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the six months ended June 30, 2021 and 2020:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
medSR acquisition	2,705	2,402	20	-
Increase (decrease), net	1,430	(1,037)	(12)	(121)
Balance as of June 30, 2021	$16,224	$5,470	$1,181	$184

Balance as of January 1, 2020	$6,995	$2,385	$20	$19
CCH acquisition	2,299	538	-	269
Meridian acquisition	3,800	881	907	-
(Decrease) increase, net	(1,888)	(376)	82	(81)
Balance as of June 30, 2020	$11,206	$3,428	$1,009	$207

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life which is three years for contracts entered into by CCH. Deferred commissions were approximately $1.0 million and $836,000 at June 30, 2021 and 2020, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

12. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). During 2018, an additional 200,000 of preferred shares were added to the plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and 300,000 shares of Preferred Stock were added to the plan for future issuance. As of June 30, 2021, 1,329,267 shares of common stock and 327,909 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Preferred Stock upon a change in control.

Common and preferred stock RSUs

In January 2021, the Compensation Committee approved executive bonuses to be paid in shares of Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2021. The actual amount will be settled in early 2022 based on the achievement of the specified criteria. For the six months ended June 30, 2021, an expense of approximately $450,000, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the six months ended June 30, 2021 and 2020:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2021	382,435	44,000
Granted	419,159	42,166
Vested	(294,575)	(52,166)
Forfeited	(30,412)	-
Outstanding and unvested shares at June 30, 2021	476,607	34,000

Outstanding and unvested shares at January 1, 2020	451,085	44,000
Granted	618,879	44,000
Vested	(326,996)	(44,000)
Forfeited	(50,896)	-
Outstanding and unvested shares at June 30, 2020	692,072	44,000

The total outstanding and unvested common stock RSUs at June 30, 2021 are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $658,000 and $976,000 at June 30, 2021 and December 31, 2020, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three months and six months ended June 30, 2021 and 2020:

Stock-based compensation included in the condensed	Three Months Ended June 30,		Six Months Ended June 30,
consolidated statements of operations:	2021	2020	2021	2020
	($ in thousands)
Direct operating costs	$254	$259	$559	$429
General and administrative	1,120	1,217	1,745	2,069
Research and development	72	178	209	254
Selling and marketing	288	227	489	436
Total stock-based compensation expense	$1,734	$1,881	$3,002	$3,188

13. INCOME TAXES

The income tax expense for the three months ended June 30, 2021 was approximately $213,000, comprised of a current tax expense of $51,000 and a deferred tax expense of $162,000. The income tax expense for the six months ended June 30, 2021 was approximately $212,000, comprised of a current tax expense of $86,000 and a deferred tax expense of $126,000. The deferred tax expense is not anticipated to result in a cash payment.

The current income tax provision for the six months ended June 30, 2021 and 2020 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision for the three and six months ended June 30, 2021 and 2020 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of both June 30, 2021 and December 31, 2020, the Company has deferred approximately $1.9 million of payroll taxes. Of this amount, one-half needs to be repaid by December 31, 2021 and the balance by December 31, 2022.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of June 30, 2021 and December 31, 2020.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2021, and December 31, 2020, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

Fair value measurements-Level 2

Our notes payable are carried at cost and approximate fair value since the interest rates being charged approximate market rates. As a result, the Company categorizes these borrowings as Level 2 in the fair value hierarchy.

Contingent Consideration

The Company’s contingent consideration is a Level 3 liability. The fair value of the contingent consideration is primarily driven by changes in revenue estimates related to acquisitions, the passage of time and the associated discount rate. As of June 30, 2021, the contingent consideration is approximately $6.5 million and relates to medSR.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3 Six Months Ended June 30,
	2021	2020
	($ in thousands)
Balance - January 1,	$-	$-
Acquisitions	6,500	1,000
Change in fair value	-	-
Payments	-	-
Balance - June 30,	$6,500	$1,000

15. SEGMENT REPORTING

Both our Chief Executive Officer and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. The following tables present revenues, operating expenses and operating (loss) income by reportable segment:

	Six Months Ended June 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$58,119	$5,715	$-	$63,834
Operating expenses:
Direct operating costs	34,149	4,446	-	38,595
Selling and marketing	4,079	15	-	4,094
General and administrative	6,839	1,016	4,038	11,893
Research and development	3,839	-	-	3,839
Depreciation and amortization	5,792	167	-	5,959
Impairment and unoccupied lease charges	1,241	-	-	1,241
Total operating expenses	55,939	5,644	4,038	65,621
Operating (loss) income	$2,180	$71	$(4,038)	$(1,787)

	Three Months Ended June 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$31,085	$2,980	$-	$34,065
Operating expenses:
Direct operating costs	18,161	2,373	-	20,534
Selling and marketing	2,197	7	-	2,204
General and administrative	3,411	497	2,361	6,269
Research and development	1,813	-	-	1,813
Depreciation and amortization	3,043	85	-	3,128
Impairment and unoccupied lease charges	223	-	-	223
Total operating expenses	28,848	2,962	2,361	34,171
Operating (loss) income	$2,237	$18	$(2,361)	$(106)

	Six Months Ended June 30, 2020
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$35,967	$5,479	$-	$41,446
Operating expenses:
Direct operating costs	21,927	4,196	-	26,123
Selling and marketing	3,189	17	-	3,206
General and administrative	6,894	1,025	3,067	10,986
Research and development	4,479	-	-	4,479
Depreciation and amortization	3,579	159	-	3,738
Impairment charges	361	-	-	361
Total operating expenses	40,429	5,397	3,067	48,893
Operating (loss) income	$(4,462)	$82	$(3,067)	$(7,447)

	Three Months Ended June 30, 2020
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$17,126	$2,453	$-	$19,579
Operating expenses:
Direct operating costs	10,761	1,796	-	12,557
Selling and marketing	1,617	8	-	1,625
General and administrative	3,014	468	1,911	5,393
Research and development	2,146	-	-	2,146
Depreciation and amortization	2,325	80	-	2,405
Impairment charges	63	-	-	63
Total operating expenses	19,926	2,352	1,911	24,189
Operating (loss) income	$(2,800)	$101	$(1,911)	$(4,610)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2021 and 2020, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

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

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the six months ended June 30, 2021, economic and health conditions in the United States and across most of the globe continue to change. The Company has expanded its telehealth operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

The COVID-19 pandemic is affecting the Company’s operations in 2021, and may continue to do so indefinitely thereafter. The pandemic may have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The spread of the virus did not adversely affect the health and availability of our employees and staff. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders.

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

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are often bundled but are occasionally provided individually, including:
	○	EHRs, which are easy to use, integrated with our business services or offered as Software-as-a-Service (“SaaS”) solutions, and allow our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork;
	○	PM software and related tools, which support our clients’ day-to-day business operations and workflows;
	○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
	○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
	○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies;
	○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients; and
	○	RCM services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system.
●	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services.
●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 700 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,300 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Adoption of our technology-enabled business solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to more than 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals representing 80 specialties and subspecialties in 50 states. In addition, we serve approximately 200 clients which are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

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

On June 1, 2021, CareCloud Acquisition Corp (“CAC”), a wholly-owned subsidiary entered into an Asset and Stock Purchase Agreement (the “Purchase Agreement”) with MedMatica Consulting Associates, Inc., (“MedMatica”) whereby CAC purchased the assets of MedMatica and the stock of its wholly-owned subsidiary Santa Rosa Staffing, Inc. (“SRS”). MedMatica and SRS provide a broad range of specialty consulting services to hospitals and large healthcare groups, including certain consulting services related to healthcare IT applications services and implementations, practice management, and revenue cycle management. The total consideration paid at closing was $10 million in cash, net of $1.5 million of escrow withheld. A working capital adjustment of approximately $3.8 million was also paid at closing. The Purchase Agreement provides that if during the 18-month period commencing on June 1, 2021 (“the “Earn-Out Period”), CAC’s EBITDA and revenue targets are achieved, then CAC shall pay an earn-out up to a maximum of $8 million (the “Base Earn-Out”). If during the Earn-Out Period, CAC’s additional and increased EBITDA and revenue targets are achieved, then CAC shall pay an additional earn-out, up to a maximum of $5 million (the “Additional Earn-Out”, collectively, with the Base Earn-Out, the “Earn-Out”). CAC will have the right to offset the Earn-Out against any claim for which CAC is entitled to indemnification under the Purchase Agreement and against damages for breaches by the seller of the non-competition and non-solicitation provisions in the Purchase Agreement.

Our offshore operations in the Pakistan Offices and Sri Lanka accounted for approximately 11% of total expenses for both the six months ended June 30, 2021 and 2020. A significant portion of those foreign expenses were personnel-related costs (approximately 80% for both the six months ended June 30, 2021 and 2020). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Impairment and unoccupied lease charges.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net revenue	$34,065	$19,579	$63,834	$41,446

GAAP net loss	(227)	(4,792)	(2,191)	(7,294)

Provision (benefit) for income taxes	213	(74)	212	(44)
Net interest expense	113	142	177	222
Foreign exchange loss / other expense	(146)	111	97	(313)
Stock-based compensation expense	1,735	1,881	3,002	3,188
Depreciation and amortization	3,128	2,405	5,959	3,738
Transaction and integration costs	617	455	849	1,100
Impairment and unoccupied lease charges	223	63	1,241	361
Adjusted EBITDA	$5,656	$191	$9,346	$958

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Impairment and unoccupied lease charges.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Net revenue	$34,065	$19,579	$63,834	$41,446

GAAP net loss	(227)	(4,792)	(2,191)	(7,294)
Provision (benefit) for income taxes	213	(74)	212	(44)
Net interest expense	113	142	177	222
Other expense (income) - net	(205)	114	15	(331)
GAAP operating loss	(106)	(4,610)	(1,787)	(7,447)
GAAP operating margin	(0.3)%	(23.5)%	(2.8)%	(18.0)%

Stock-based compensation expense	1,735	1,881	3,002	3,188
Amortization of purchased intangible assets	2,175	2,046	4,311	3,061
Transaction and integration costs	617	455	849	1,100
Impairment and unoccupied lease charges	223	63	1,241	361
Non-GAAP adjusted operating income	$4,644	$(165)	$7,616	$263
Non-GAAP adjusted operating margin	13.6%	(0.8)%	11.9%	0.6%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Impairment and unoccupied lease charges; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
GAAP net loss	$(227)	$(4,792)	$(2,191)	$(7,294)

Foreign exchange loss / other expense	(146)	111	97	(313)
Stock-based compensation expense	1,735	1,881	3,002	3,188
Amortization of purchased intangible assets	2,175	2,046	4,311	3,061
Transaction and integration costs	617	455	849	1,100
Impairment and unoccupied lease charges	223	63	1,241	361
Income tax expense (benefit) related to goodwill	163	(115)	127	(100)
Non-GAAP adjusted net income	$4,540	$(351)	$7,436	$3

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net loss attributable to common shareholders, per share	$(0.27)	$(0.65)	$(0.63)	$(1.07)
Impact of preferred stock dividend	0.25	0.27	0.48	0.48
Net loss per end-of-period share	(0.02)	(0.38)	(0.15)	(0.59)

Foreign exchange loss / other expense	(0.01)	0.01	0.01	(0.03)
Stock-based compensation expense	0.12	0.15	0.21	0.26
Amortization of purchased intangible assets	0.15	0.15	0.30	0.25
Transaction and integration costs	0.04	0.04	0.06	0.09
Impairment and unoccupied lease charges	0.02	0.01	0.07	0.03
Income tax expense (benefit) related to goodwill	0.01	(0.01)	0.01	(0.01)
Non-GAAP adjusted earnings per share	$0.31	$(0.03)	$0.51	$0.00

End-of-period common shares	14,611,606	12,454,691	14,611,606	12,454,691
In-the-money warrants and outstanding unvested RSUs	2,628,747	4,295,561	2,628,747	4,295,561
Total fully diluted shares	17,240,353	16,750,252	17,240,353	16,750,252
Non-GAAP adjusted diluted earnings per share	$0.26	$(0.02)	$0.43	$0.00

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of June 30, 2021 and 2020. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of June 30, 2021, we provided services to an estimated universe of more than 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 80% and 83% of our revenues during the three months ended June 30, 2021 and 2020, respectively, and 83% and 82% for the six months ended June 30, 2021 and 2020, respectively. Other Healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 12% and 5% of revenues for the three months ended June 30, 2021 and 2020, respectively, and 8% and 5% for the six months ended June 30, 2021 and 2020, respectively.

We earned approximately 8% and 12% of our revenue from medical practice management services during the three months ended June 30, 2021 and 2020, respectively, and 9% and 13% for the six months ended June 30, 2021 and 2020, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Depreciation and Amortization Expense. Depreciation expense is charged using the straight-line method over the estimated lives of the assets ranging from three to five years. Amortization expense is charged on either an accelerated or on a straight-line basis over a period of three or four years for most intangible assets acquired in connection with acquisitions including those intangibles related to the group purchasing services. Amortization expense related to the value of our medical practice management clients is amortized on a straight-line basis over a period of twelve years.

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

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2021 and December 31, 2020.

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

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. The Company does not have any finance leases.

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

As of June 30, 2021 and December 31, 2020, the carrying amounts of internally-developed capitalized software was $8.2 million and $5.5 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	60.3%	64.1%	60.5%	63.0%
Selling and marketing	6.5%	8.3%	6.4%	7.7%
General and administrative	18.4%	27.5%	18.6%	26.5%
Research and development	5.3%	11.0%	6.0%	10.8%
Depreciation and amortization	9.2%	12.3%	9.3%	9.0%
Impairment and unoccupied lease charges	0.7%	0.3%	1.9%	0.9%
Total operating expenses	100.4%	123.5%	102.7%	117.9%

Operating loss	(0.4)%	(23.5)%	(2.7)%	(17.9)%

Interest expense - net	0.3%	0.7%	0.3%	0.5%
Other income (expense) - net	0.6%	(0.6)%	(0.0)%	0.8%
Loss before income taxes	(0.1)%	(24.8)%	(3.0)%	(17.6)%
Income tax provision (benefit)	0.6%	(0.4)%	0.3%	(0.1)%
Net loss	(0.7)%	(24.4)%	(3.3)%	(17.5)%

Comparison of the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2021	Amount	Percent	2021	2020	Amount	Percent
	($ in thousands)
Net revenue	$34,065	$19,579	$14,486	74%	$63,834	$41,446	$22,388	54%

Net Revenue. Net revenue of $34.1 million and $63.8 million for the three and six months ended June 30, 2021, respectively increased by $14.5 million or 74% and $22.4 million or 54% from net revenue of $19.6 million and $41.4 million for the three and six months ended June 30, 2020. Revenue for the three and six months ended June 30, 2021 includes approximately $21.3 million and $38.5 million from customers acquired in the medSR, CCH and Meridian acquisitions. Revenue for the three and six months ended June 30, 2021 includes $27.1 million and $53.0 million relating to technology-enabled business solutions, $3.5 million and $4.1 million related to professional services and $3.0 million and $5.7 million for medical practice management services.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	($ in thousands)
Direct operating costs	$20,534	$12,557	$7,977	64%	$38,595	$26,123	$12,472	48%
Selling and marketing	2,204	1,625	579	36%	4,094	3,206	888	28%
General and administrative	6,269	5,393	876	16%	11,893	10,986	907	8%
Research and development	1,813	2,146	(333)	(16)%	3,839	4,479	(640)	(14)%
Depreciation	533	288	245	85%	994	562	432	77%
Amortization	2,595	2,117	478	23%	4,965	3,176	1,789	56%
Impairment and unoccupied lease charges	223	63	160	254%	1,241	361	880	244%
Total operating expenses	$34,171	$24,189	$9,982	41%	$65,621	$48,893	$16,728	34%

Direct Operating Costs. Direct operating costs of $20.5 million and $38.6 million for the three and six months ended June 30, 2021 increased by $8.0 million or 64% and $12.5 million or 48% compared to direct operating costs of $12.6 million and $26.1 million for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021, salary costs increased by $4.8 million and $8.4 million, and outsourcing and processing costs increased by $2.5 million and $3.4 million, respectively. The increase in the costs for the three and six months ended June 30, 2021 were primarily related to the CCH, Meridian and medSR acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $2.2 million and $4.1 million for the three and six months ended June 30, 2021 increased by $579,000 or 36% and $888,000 or 28% from selling and marketing expense of $1.6 million and $3.2 million for the three and six months ended June 30, 2020. The increase was primarily related to additional emphasis on sales and marketing activities which began as a result of the CCH acquisition.

General and Administrative Expense. General and administrative expense of $6.3 million and $11.9 million for the three and six months ended June 30, 2021 increased by $876,000 or 16% and $907,000 or 8% compared to the same period in 2020. The increase in general and administrative expense was primarily related to the CCH, Meridian and medSR acquisitions.

Research and Development Expense. Research and development expense of $1.8 million and $3.8 million for the three and six months ended June 30, 2021 decreased by $333,000 and $640,000 from research and development expense of $2.1 million and $4.5 million for the three and six months ended June 30, 2020. The decrease primarily represented additional capitalization of software costs. During the three and six months ended June 30, 2021, the Company capitalized approximately $1.7 million and $3.3 million of development costs in connection with its internal-use software, respectively.

Depreciation. Depreciation of $533,000 and $994,000 for the three and six months ended June 30, 2021 increased by $245,000 or 85% and $432,000 or 77% from the depreciation of $288,000 and $562,000 for the three and six months ended June 30, 2020, primarily due to the property and equipment acquired as part of the MedMatica, CCH and Meridian acquisitions.

Amortization Expense. Amortization expense of $2.6 million and $5.0 million for the three and six months ended June 30, 2021, respectively increased by $478,000 or 23% and $1.8 million or 56% from amortization expense of $2.1 million and $3.2 million for the three and six months ended June 30, 2020. The increase was primarily related to the intangible assets acquired from the MedMatica, CCH and Meridian acquisitions.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	($ in thousands)
Interest income	$2	$4	$(2)	(50)%	$6	$42	$(36)	(86)%
Interest expense	(115)	(146)	31	21%	(183)	(264)	81	31%
Other income (expense) - net	205	(114)	319	280%	(15)	331	(346)	(105)%
Income tax expense (benefit) provision	213	(74)	(287)	(388)%	212	(44)	(256)	(582)%

Interest Income. Interest income of $2,000 and $6,000 for the three and six months ended June 30, 2021, respectively, decreased by $2,000 or 50% and $36,000 or 86% from interest income of $4,000 and $42,000 for the three and six months ended June 30, 2020, respectively. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $115,000 and $183,000 for the three and six months ended June 30, 2021, respectively, decreased by $31,000 or 21% and $81,000 or 31% from interest expense of $146,000 and $264,000 for the three and six months ended June 30, 2020, respectively. Interest expense includes the amortization of deferred financing costs, which was $71,000 and $96,000 during the six months ended June 30, 2021 and 2020, respectively.

Other Income (Expense) - net. Other income (expense) - net was $205,000 and ($15,000) for the three and six months ended June 30, 2021, respectively compared to other income (expense) - net of ($114,000) and $331,000 for the three and six months ended June 30, 2020, respectively. Other income (expense) primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $213,000 and $212,000 for the three and six months ended June 30, 2021, respectively compared to income tax benefits of $74,000 and $44,000 for the three and six months ended June 30, 2020, respectively. As a result of the Company incurring a tax loss for 2021 and 2020, which has an indefinite life under the current Federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2021 and 2020. The current income tax provision for the three and six months ended June 30, 2021 was approximately $51,000 and $86,000 and primarily relates to state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2021 and December 31, 2020.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement. As of June 30, 2021, $5.0 million was drawn on the SVB facility which was fully repaid in July 2021.

During the three and six months ended June 30, 2021, there was positive cash flow from operations of approximately $1.1 million and $2.1 million, respectively. As of June 30, 2021, the Company had approximately $9.5 million in cash with $5.0 million drawn on its line of credit, and positive working capital of $8.0 million. The line of credit was fully repaid in July 2021.

During April and July 2020, the Company sold 1,932,000 shares of its Series A Preferred Stock and received net proceeds of approximately $44.6 million, after issuance expenses. A portion of these proceeds was used to fully repay the line of credit outstanding at March 31 and June 30, 2020.

During the first quarter of 2021, 858,000 warrants for common stock issued to Midcap Funding as part of the consideration for the Meridian acquisition were exercised at an exercise price of $7.50 per warrant. The Company received net proceeds of approximately $6.4 million.

During June 2021, the Company sold 178,092 shares of common stock and received net proceeds of approximately $1.4 million, after issuance expenses.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2021	2020	2021	2020	Amount	Percent
	($ in thousands)
Net cash provided by (used in) operating activities	$1,123	$955	$2,081	$(2,928)	$5,009	171%
Net cash used in investing activities	(14,780)	(13,122)	(16,999)	(27,155)	10,156	37%
Net cash provided by financing activities	2,434	16,249	3,591	23,058	(19,467)	(84)%
Effect of exchange rate changes on cash	(270)	55	(96)	(437)	341	78%
Net (decrease) increase in cash and restricted cash	$(11,493)	$4,137	$(11,423)	$(7,462)	$(3,961)	(53)%

The loss before income taxes was $14,000 and $2.0 million for the three and six months ended June 30, 2021, respectively, which included $3.1 million and $6.0 million of non-cash depreciation and amortization, respectively. The loss before income taxes for the three and six months ended June 30, 2020 was $4.9 million and $7.3 million, respectively, which included $2.4 million and $3.7 million of non-cash depreciation and amortization, respectively.

During 2021, the Company paid approximately $4.2 million in cash to resolve a civil investigation for which one of the subsidiaries it acquired in 2020 has been subject to since July 2018. Of this amount, $4.0 million came from escrowed shares of preferred stock that the Company held that were subsequently cancelled.

Operating Activities

Cash provided by operating activities was $2.1 million for the six months ended June 30, 2021 and cash used by operations was $2.9 million during the six months ended June 30, 2020. During both the three and six months ended June 30, 2021, approximately $4.2 million of cash from operations was used to settle a pre-existing contingent liability from the CCH acquisition, which resulted in an equivalent reduction in the value of consideration paid. The decrease in the net loss of $5.1 million for the six months ended June 30, 2021 as compared to the same period in 2020 was accompanied by the following changes in non-cash items: an increase in depreciation and amortization expense of $2.5 million, a decrease in stock-based compensation expense of $186,000, a change in the provision (benefit) for deferred income taxes of $226,000 and a decrease in interest accretion of $43,000.

The net change in operating assets and liabilities was $6.9 million. Accounts payable, accrued compensation and accrued expenses decreased by $6.1 million for the six months ended June 30, 2021 compared to a decrease of $5.6 million for the six months ended June 30, 2020 as the Company paid past due amounts which existed at the time of the CCH and Meridian acquisitions. Accounts receivable increased by $1.7 million for the six months ended June 30, 2021 compared with a decrease of $1.6 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $1.5 million and $817,000 for the six months ended June 30, 2021 and 2020, respectively. The capital expenditures for the six months ended June 30, 2021 and 2020 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $3.3 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 and 2020, was $3.6 million and $23.1 million, respectively. The Company received $6.4 million from the exercise of common stock warrants, $1.4 million from the sale of common stock and $5.0 million from the line of credit during the six months ended June 30, 2021. Cash used in financing activities during the six months ended June 30, 2021 included $7.2 million of preferred stock dividends, $391,000 of repayments for debt obligations and $1.6 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for the six months ended June 30, 2020 included $4.5 million of preferred stock dividends, $186,000 of repayment for debt obligations and $1.0 million of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants as of June 30, 2021. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2021, talkMD had not yet commenced operations or had any transactions or agreements with the Company or otherwise. We do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2021, the Company will be required to have an attestation by its independent accountants regarding the effectiveness of its internal controls over financial reporting. Additionally, for the year ended December 31, 2021, the Company will become an accelerated filer.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 8, Commitments And Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 25, 2021, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Asset and Stock Purchase Agreement by and among CareCloud Acquisition, Corp., MedMatica Consulting Associates, Inc., and Jerold Howell, dated June 1, 2021 (filed as Exhibit 2.1 to the Company’s Form 8-K filed on June 2, 2021, and incorporated herein by reference).

2.2	Non-Competition and Non-Solicitation Agreement by and among Santa Rosa Consulting, Inc., SureTest Holdings, LLC, Laura O’Toole, Mark Scruggs, Raleigh Brewer, Thomas Watford, and CareCloud Acquisition, Corp., dated June 1, 2021 (filed as Exhibit 2.2 to the Company’s Form 8-K filed on June 2, 2021, and incorporated herein by reference).

2.3	Transition Services Agreement by and among CareCloud Acquisition, Corp., MedMatica Consulting Associates, Inc., and Jerold Howell, dated June 1, 2021 (filed as Exhibit 2.3 to the Company’s Form 8-K filed on June 2, 2021, and incorporated herein by reference).

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: August 5, 2021

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: August 5, 2021

