Form 10-Q
period 2021-09-30
CareCloud, Inc.
filed 2021-11-04
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At October 29, 2021, the registrant had 14,874,631 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our offshore offices in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A Preferred Stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the spread of the COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$8,313	$20,925
Restricted cash	1,000	-
Accounts receivable - net, of allowance for doubtful accounts of $369 and $522 at September 30, 2021 and December 31, 2020, respectively	18,094	12,089
Contract asset	4,661	4,105
Inventory	500	399
Current assets - related party	13	13
Prepaid expenses and other current assets	3,817	7,288
Total current assets	36,398	44,819
Property and equipment - net	5,108	4,921
Operating lease right-of-use assets	7,108	7,743
Intangible assets - net	32,143	29,978
Goodwill	60,661	49,291
Other assets	1,091	1,247
TOTAL ASSETS	$142,509	$137,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,803	$6,461
Accrued compensation	3,390	2,590
Accrued expenses	5,894	8,501
Operating lease liability (current portion)	3,929	4,729
Deferred revenue (current portion)	1,089	1,173
Accrued liability to related party	-	1
Deferred payroll taxes	927	927
Notes payable (current portion)	590	401
Dividend payable	3,843	4,241
Consideration payable	1,000	-
Total current liabilities	26,465	29,024
Notes payable	24	41
Contingent consideration	6,500	-
Borrowings under line of credit	6,000	-
Deferred payroll taxes	927	927
Operating lease liability	5,026	6,297
Deferred revenue	216	305
Deferred tax liability	300	160
Total liabilities	45,458	36,754
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding 5,295,414 and 5,475,279 shares at September 30, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value - authorized 29,000,000 shares at September 30, 2021 and December 31, 2020; issued 15,614,210 and 14,121,044 shares at September 30, 2021 and December 31, 2020, respectively; 14,873,411 and 13,380,245 shares outstanding at September 30, 2021 and December 31, 2020, respectively	16	14
Additional paid-in capital	133,806	136,781
Accumulated deficit	(34,575)	(33,889)
Accumulated other comprehensive loss	(1,539)	(1,004)
Less: 740,799 common shares held in treasury, at cost at September 30, 2021 and December 31, 2020	(662)	(662)
Total shareholders’ equity	97,051	101,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,509	$137,999

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET REVENUE	$38,304	$31,639	$102,137	$73,085
OPERATING EXPENSES:
Direct operating costs	24,124	19,718	62,719	45,842
Selling and marketing	2,375	1,571	6,469	4,778
General and administrative	5,921	6,191	17,814	17,176
Research and development	488	2,367	4,328	6,846
Change in contingent consideration	-	(500)	-	(500)
Depreciation and amortization	3,547	3,206	9,505	6,944
Loss on lease termination, impairment and unoccupied lease charges	424	321	1,664	681
Total operating expenses	36,879	32,874	102,499	81,767
OPERATING INCOME (LOSS)	1,425	(1,235)	(362)	(8,682)
OTHER:
Interest income	4	2	10	44
Interest expense	(91)	(132)	(274)	(396)
Other (expense) income - net	(65)	(246)	(80)	84
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,273	(1,611)	(706)	(8,950)
Income tax (benefit) provision	(232)	62	(20)	18
NET INCOME (LOSS)	$1,505	$(1,673)	$(686)	$(8,968)

Preferred stock dividend	3,642	4,230	10,408	10,150
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,137)	$(5,903)	$(11,094)	$(19,118)

Net loss per common share: basic and diluted	$(0.15)	$(0.46)	$(0.77)	$(1.53)
Weighted-average common shares used to compute basic and diluted loss per share	14,737,103	12,771,307	14,419,968	12,493,458

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$1,505	$(1,673)	$(686)	$(8,968)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	(475)	282	(535)	(292)
COMPREHENSIVE INCOME (LOSS)	$1,030	$(1,391)	$(1,221)	$(9,260)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

($ in thousands, except for number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2021	5,475,279	$5	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net loss	-	-	-	-	-	(1,964)	-	-	(1,964)
Foreign currency translation adjustment	-	-	-	-	-	-	345	-	345
Issuance of stock under the equity incentive plan	27,682	1	161,545	-	(1)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	623	-	-	-	623
Exercise of common stock warrants	-	-	858,000	1	6,391	-	-	-	6,392
Preferred stock dividends	-	-	-	-	(3,128)	-	-	-	(3,128)
Balance - March 31, 2021	5,502,961	$6	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513

Balance - April 1, 2021	5,502,961	$6	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513
Net loss	-	-	-	-	-	(227)	-	-	(227)
Foreign currency translation adjustment	-	-	-	-	-	-	(405)	-	(405)
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,244	-	33,724	-	-	-	-	-	-
Issuance of common stock, net of fees and expenses	-	-	178,092	-	1,360	-	-	-	1,360
Stock-based compensation, net of cash settlements	-	-	-	-	1,163	-	-	-	1,163
Cancellation of shares held in escrow	(215,822)	(1)	-	-	(4,000)	-	-	-	(4,001)
Preferred stock dividends	-	-	-	-	(3,638)	-	-	-	(3,638)
Balance - June 30, 2021	5,291,383	$5	15,352,405	$15	$135,551	$(36,080)	$(1,064)	$(662)	$97,765

Balance - July 1, 2021	5,291,383	$5	15,352,405	$15	$135,551	$(36,080)	$(1,064)	$(662)	$97,765
Net income	-	-	-	-	-	1,505	-	-	1,505
Foreign currency translation adjustment	-	-	-	-	-	-	(475)	-	(475)
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,031	-	125,410	-	-	-	-	-	-
Issuance of common stock, net of fees and expenses	-	-	136,395	1	1,168	-	-	-	1,169
Stock-based compensation, net of cash settlements	-	-	-	-	729	-	-	-	729
Preferred stock dividends	-	-	-	-	(3,642)	-	-	-	(3,642)
Balance - September 30, 2021	5,295,414	$5	15,614,210	$16	$133,806	$(34,575)	$(1,539)	$(662)	$97,051

Balance- January 1, 2020	2,539,325	$2	12,978,485	$13	$69,403	$(25,075)	$(843)	$(662)	$42,838
Net loss	-	-	-	-	-	(2,502)	-	-	(2,502)
Foreign currency translation adjustment	-	-	-	-	-	-	(590)	-	(590)
Issuance of stock under the equity incentive plan	28,870	-	129,607	-	-	-	-	-	-
Issuance of preferred stock in connection with an acquisition	760,000	1	-	-	18,999	-	-	-	19,000
Stock-based compensation, net of cash settlements	-	-	-	-	794	-	-	-	794
Issuance of warrants in connection with an acquisition	-	-	-	-	300	-	-	-	300
Preferred stock dividends	-	-	-	-	(2,643)	-	-	-	(2,643)
Balance - March 31, 2020	3,328,195	$3	13,108,092	$13	$86,853	$(27,577)	$(1,433)	$(662)	$57,197

Balance- April 1, 2020	3,328,195	$3	13,108,092	$13	$86,853	$(27,577)	$(1,433)	$(662)	$57,197
Net loss	-	-	-	-	-	(4,792)	-	-	(4,792)
Foreign currency translation adjustment	-	-	-	-	-	-	16	-	16
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,803	-	87,398	-	-	-	-	-	-
Issuance of preferred stock in connection with the Meridian acquisition	200,000	-	-	-	5,000	-	-	-	5,000
Issuance of preferred stock, net of fees and expenses	828,000	1	-	-	19,013	-	-	-	19,014
Stock-based compensation, net of cash settlements	-	-	-	-	1,439	-	-	-	1,439
Issuance of warrants in connection with the Meridian acquisition	-	-	-	-	4,770	-	-	-	4,770
Preferred stock dividends	-	-	-	-	(3,277)	-	-	-	(3,277)
Balance - June 30, 2020	4,360,998	$4	13,195,490	$13	$113,798	$(32,369)	$(1,417)	$(662)	$79,367

Balance - July 1, 2020	4,360,998	$4	13,195,490	$13	$113,798	$(32,369)	$(1,417)	$(662)	$79,367
Net loss	-	-	-	-	-	(1,673)	-	-	(1,673)
Foreign currency translation adjustment	-	-	-	-	-	-	282	-	282
Exercise of common stock warrants	-	-	399,349	-	2,995	-	-	-	2,995
Issuance of stock under the Amended and Restated Equity Incentive Plan	5,475	-	282,048	-	-	-	-	-	-
Issuance of preferred stock, net of fees and expenses	1,104,000	1	-	-	25,529	-	-	-	25,530
Stock-based compensation, net of cash settlements	-	-	-	-	1,456	-	-	-	1,456
Release of preferred stock from escrow	-	-	-	-	(1,392)	-	-	-	(1,392)
Preferred stock dividends	-	-	-	-	(4,230)	-	-	-	(4,230)
Balance - September 30, 2020	5,470,473	$5	13,876,887	$13	$138,156	$(34,042)	$(1,135)	$(662)	$102,335

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

($ in thousands)

	2021	2020
OPERATING ACTIVITIES:
Net loss	$(686)	$(8,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,853	6,816
Lease amortization	2,191	2,134
Deferred revenue	(193)	160
Provision for doubtful accounts	465	296
Provision (benefit) for deferred income taxes	140	(93)
Foreign exchange gain	(87)	(63)
Interest accretion	599	511
Gain on sale of assets	-	(2)
Stock-based compensation expense	4,006	4,951
Change in contingent consideration	-	(500)
Adjustment of goodwill	36	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,363)	(1,209)
Contract asset	(556)	(274)
Inventory	(101)	186
Other assets	(135)	106
Accounts payable and other liabilities	(6,959)	(8,384)
Net cash provided by (used in) operating activities	7,210	(4,333)
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,992)	(1,289)
Capitalized software	(5,277)	(3,767)
Cash paid for acquisitions (net)	(12,582)	(23,716)
Net cash used in investing activities	(19,851)	(28,772)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(10,806)	(7,798)
Settlement of tax withholding obligations on stock issued to employees	(2,096)	(1,847)
Repayments of notes payable, net	(745)	(430)
Proceeds from exercise of warrants	6,391	2,995
Proceeds from issuance of common stock, net of expenses	2,528	-
Proceeds from line of credit	11,000	19,500
Repayment from line of credit	(5,000)	(19,500)
Settlement of contingent obligation	-	(1,325)
Net proceeds from issuance of preferred stock	-	44,544
Net cash provided by financing activities	1,272	36,139
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(243)	(188)
NET (DECREASE) INCREASE IN CASH	(11,612)	2,846
CASH - beginning of the period	20,925	19,994
CASH AND RESTRICTED CASH - end of the period	$9,313	$22,840
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock (cancelled) issued in connection with an acquisition	$(4,000)	$24,000
Contingent consideration	$6,500	$-
Vehicle financing obtained	$-	$28
Dividends declared, not paid	$3,843	$4,097
Purchase of prepaid insurance with assumption of note	$967	$668
Warrants issued	$-	$5,070
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$237	$64
Interest	$55	$150

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

AND 2020 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CareCloud, Inc., formerly MTBC, Inc. (“CareCloud”, and together with its consolidated subsidiaries, the “Company,” “we,” “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services, to healthcare providers and hospitals throughout the United States. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems. CareCloud has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

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

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2021, talkMD had not yet commenced operations. During September 2021, the Company made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. The aggregate amount to be advanced is approximately $3,500.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2021, the results of operations for the three months and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Recent Accounting Pronouncements — In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes to reduce complexity in the accounting standards. The amendments consist of the removal of certain exceptions to the general principles of ASC 740 and some additional simplifications. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. There was no impact on the condensed consolidated financial statements as a result of this standard.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments are not required to be implemented until 2022 for public entities. The Company is in the process of determining if this update will have a significant impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company is in the process of determining if this update will have a significant impact on the condensed consolidated financial statements.

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

The Company engaged a third party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from MedMatica. The following table summarizes the preliminary purchase price allocation. The Company expects to finalize the purchase price allocation during the fourth quarter of 2021 and is finalizing the projections and the valuation of the acquired assets and assumed liabilities.

The preliminary purchase price allocation for medSR is summarized as follows:

($ in thousands)
Accounts receivable	$2,705
Receivable from seller	396
Prepaid expenses	108
Unbilled receivables	2,402
Property and equipment	94
Customer relationships	4,500
Acquired backlog	500
Goodwill	11,406
Accounts payable	(536)
Accrued expenses & compensation	(1,223)
Deferred revenue	(20)
Total preliminary purchase price allocation	$20,332

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceeds certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment will be approximately $6.5 million and this amount has been recorded as part of the preliminary purchase price allocation as contingent consideration.

As part of the acquisition, $1.5 million of the purchase price was held in escrow, which represents $500,000 to be paid upon the achievement of agreed upon achievement of certain revenue and backlog milestones, and the balance will be held up to 18 months to satisfy certain indemnification obligations. During the current quarter, the initial portion of the escrow was settled whereby $250,000 was paid to the seller and $250,000 was offset against the working capital adjustment. The balance of the $1.0 million escrow is included in consideration payable and restricted cash in the condensed consolidated balance sheet at September 30, 2021. Approximately $12.3 million in cash was paid at closing.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the medSR acquisition on June 1, 2021 was approximately $6.3 million and $9.0 million during the three and nine months ended September 30, 2021, respectively.

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

The Company’s Preferred Stock and warrants issued as part of the acquisition consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered the Preferred Stock and the securities underlying the warrants for resale under the Securities Act.

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

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is not deductible for income tax purposes and represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the Meridian acquisition was approximately $9.4 million and $28.1 million during the three and nine months ended September 30, 2021, respectively, and was approximately $10.0 million and $11.4 million during the three and nine months ended September 30, 2020, respectively.

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

Of the Preferred Stock consideration, 160,000 shares were placed in escrow for up to 24 months, and an additional 100,000 shares were placed in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. The escrowed shares net of such losses were released upon the joint instruction of the Company and Runway in accordance with the applicable escrow terms. Such shares were entitled to the monthly dividend, which was to be paid when, and if, the shares were released. The Company had accrued the dividend monthly on the Preferred Stock held in escrow. Due to the settlement of the obligation in April 2021, accrued dividends of $513,000 relating to the 160,000 shares held in escrow were reversed during the first quarter of 2021. The shares held in escrow were forfeited to cover the cost of the settlement.

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

The Company’s Preferred Stock and warrants issued as part of the Merger consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered the Preferred Stock and the securities underlying the warrants for resale under the Securities Act.

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

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is not deductible for income tax purposes and represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the CCH acquisition was approximately $8.8 million during the three months ended September 30, 2021 and approximately $26.0 million during the nine months ended September 30, 2021. Revenue from these clients was approximately $8.2 million during the three months ended September 30, 2020 and approximately $23.2 million during the nine months ended September 30, 2020.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the condensed consolidated results of operations as if the CCH, Meridian and medSR acquisitions occurred on January 1, 2020. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $17.8 million of additional revenue primarily recorded by medSR for the nine months ended September 30, 2021. Other differences arise from amortizing purchased intangibles using the double declining balance method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands except per share amounts)
Total revenue	$38,304	$35,051	$119,929	$101,318
Net income (loss)	$2,211	$(1,112)	$1,593	$(12,823)
Net loss attributable to common shareholders	$(1,431)	$(5,434)	$(8,815)	$(23,680)
Net loss per common share	$(0.10)	$(0.43)	$(0.61)	$(1.90)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine Months Ended	Year Ended
	September 30, 2021	December 31, 2020
	($ in thousands)
Beginning gross balance	$49,291	$12,634
Acquisitions	11,370	36,657
Ending gross balance	$60,661	$49,291

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets - net as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
	($ in thousands)
Contracts and relationships acquired	$48,997	$44,497
Capitalized software	10,976	5,760
Non-compete agreements	1,236	1,236
Other intangible assets	8,355	7,906
Total intangible assets	69,564	59,399
Less: Accumulated amortization	37,421	29,421
Intangible assets - net	$32,143	$29,978

Amortization expense was approximately $8.0 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively, and $3.1 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively. The remaining weighted-average amortization period is approximately 3.1 years.

As of September 30, 2021, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2021 (three months)	$3,731
2022	12,586
2023	9,574
2024	4,601
2025	300
Thereafter	1,351
Total	$32,143

5. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(2,137)	$(5,903)	$(11,094)	$(19,118)
Weighted-average common shares used to compute basic and diluted loss per share	14,737,103	12,771,307	14,419,968	12,493,458
Net loss attributable to common shareholders per share - Basic and Diluted	$(0.15)	$(0.46)	$(0.77)	$(1.53)

All unvested restricted stock units (“RSUs”) and unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

6. DEBT

SVB — During October 2017, the Company opened a revolving line of credit with SVB under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the current quarter, the credit line was increased from $10 million to $20 million and the term of the agreement was extended through October 2023. At September 30, 2021, $6.0 million was drawn on the line, although it was subsequently repaid in full during October 2021. Interest on the SVB revolving line of credit is charged at the prime rate plus 1.50%, with a minimum interest rate of 6.5%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore facilities. Future acquisitions are subject to approval by SVB.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.15 % based on the annual renewal.

7. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. Each time the Company acquires a business, the ROU assets and the lease liabilities are recorded at fair value as of the date of acquisition. The Company does not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rates, based on information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our bank financing arrangements, geographical location and collateralization of assets when calculating our incremental borrowing rates.

Our lease terms typically include options to extend the lease. We consider the options in determining the ROU assets and lease liabilities. Leases with a term of less than 12 months are not recorded in the condensed consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. During the nine months ended September 30, 2021, there was $686,000 of unoccupied lease charges for two of the Company’s facilities. During the nine months ended September 30, 2020, there was approximately $300,000 of unoccupied lease charges. Additionally, during 2020, there was a lease impairment of approximately $383,000 since the Company is no longer using one of its leased facilities.

In February 2021, the Company was able to settle one of the lease obligations assumed in connection with the Meridian acquisition for an amount that approximated the remaining lease liability.

During the current quarter, the Company decided to terminate one of its leases in Pakistan which, with a modification, will expire as of the end of the year. The Company does not intend to renew this lease and will consolidate its employees into the remaining facilities. As a result of the termination, the Company incurred a loss of approximately $18,000 which has been included in loss on lease termination, impairment and unoccupied lease charges in the September 30, 2021 condensed consolidated statement of operations.

Lease expense is included in direct operating costs and general and administrative expenses in the condensed consolidated statements of operations based on the nature of the expense. As of September 30, 2021, we had 37 leased properties, six in Medical Practice Management and 31 in Healthcare IT, with remaining terms ranging from less than one year to five years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Operating lease cost	$1,066	$1,227	$3,181	$2,861
Short-term lease cost	22	25	65	36
Variable lease cost	11	7	25	22
Total- net lease cost	$1,099	$1,259	$3,271	$2,919

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2021 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2021	December 31, 2020
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$7,108	$7,743

Current operating lease liabilities	$3,929	$4,729
Non-current operating lease liabilities	5,026	6,297
Total operating lease liabilities	$8,955	$11,026

Operating leases:
ROU assets	$9,310	$10,648
Asset lease expense	(2,191)	(2,889)
Foreign exchange gain (loss)	(11)	(16)
ROU assets, net	$7,108	$7,743

Weighted average remaining lease term (in years):
Operating leases	4.41	2.71
Weighted average discount rate:
Operating leases	6.78%	6.76%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,316	$1,417	$4,048	$2,860

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$315	$203	$2,063	$6,467

Maturities of lease liabilities are as follows:

Operating leases - Year ending December 31,	($ in thousands)
2021 (three months)	$1,253
2022	4,115
2023	2,024
2024	789
2025	481
Thereafter	1,972
Total lease payments	10,634
Less: imputed interest	(1,679)
Total lease obligations	8,955
Less: current obligations	(3,929)
Long-term lease obligations	$5,026

As of September 30, 2021, we have one operating lease commitment that has not yet commenced with an aggregate gross lease liability of approximately $99,000.

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

9. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $15,000 and $11,000 for the nine months ended September 30, 2021 and 2020, respectively and $6,000 and $4,000 for the three months ended September 30, 2021 and 2020, respectively. As of both September 30, 2021, and December 31, 2020, the receivable balance due from this customer was approximately $2,000.

The Company was a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $80,000 and $105,000 for the nine month periods ended September 30, 2021 and 2020 and $20,000 and $32,000 for the three months ended September 30, 2021 and 2020, respectively. As of December 31, 2020, the Company had a liability outstanding to KAI of approximately $1,000, which is included in accrued liability to related party in the condensed consolidated balance sheet. The lease for the aircraft was renewed as of April 1, 2021 and terminated on August 31, 2021 and has been included in the ROU asset and operating lease liability on December 31, 2020. As a result of the lease termination, the Company incurred a loss of approximately $185,000 which has been included in loss on lease termination, impairment and unoccupied lease charges in the September 30, 2021 condensed consolidated statement of operations.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan, from the Executive Chairman. The related party rent expense for the nine months ended September 30, 2021 and 2020 was approximately $140,000 and $139,000, respectively, and the rent expense was approximately $47,000 for both the three months ended September 30, 2021 and 2020, respectively, and is included in direct operating costs and general and administrative expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2021, the Company spent approximately $1.4 million to upgrade the related party leased facilities and the leased aircraft. Current assets-related party in the condensed consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 as of both September 30, 2021 and December 31, 2020. On October 15, 2021, the Company entered into a one-year lease agreement with the Executive Chairman for an apartment for temporary housing in Dubai.

Included in ROU assets at September 30, 2021 and December 31, 2020 is approximately $119,000 and $283,000, respectively, applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2021 is approximately $61,000 and $57,000, respectively, applicable to the related party leases. At December 31, 2020, the current and non-current operating lease liability applicable to related party leases was approximately $202,000 and $92,000, respectively.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2021, talkMD had not yet commenced operations. During September 2021, the Company made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. The aggregate amount to be advanced is approximately $3,500.

10. SHAREHOLDERS’ EQUITY

The Company has the right to sell up to $50 million of its common stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the second quarter of 2021, the Company sold 178,092 shares of common stock under its ATM and received net proceeds of approximately $1.4 million. During the current quarter, the Company sold 136,395 shares of common stock and received net proceeds of approximately $1.2 million. During the second quarter of 2021, the Company cancelled 215,822 shares of preferred stock that were held in escrow from the CCH acquisition as the matters related to the escrow were settled in cash.

11. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. Under ASC 606, the Company breaks a contract into distinctly identifiable performance obligations. Most of our contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services that are priced separately, each service represents its own performance obligation. Selling prices are based on the contractual price for the service, which approximates their standalone selling price.

Many technology-enabled business solutions are invoiced based on receipt of payment by the practices which are our clients, for medical billing claims where the provider utilized our software or where we submitted a claim. For these solutions, the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect from the services they provided. The selling price of the Company’s services equals the contractual price. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue under ASC 606.

We apply the portfolio approach as permitted by ASC 606 as a practical expedient to contracts with similar characteristics, and we use estimates and assumptions when accounting for those portfolios. Our contracts generally include standard commercial payment terms. We have no significant obligations for refunds, warranties or similar obligations and our revenue does not include taxes collected from our customers.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$27,086	$27,078	$80,075	$61,138
Professional services	6,863	489	10,978	1,278
Printing and mailing services	429	341	1,084	1,094
Group purchasing services	300	283	659	649
Medical Practice Management:
Medical practice management services	3,626	3,448	9,341	8,926
Total	$38,304	$31,639	$102,137	$73,085

Technology-enabled business solutions:

Most of our revenue comes from clients who are using subscription-based technology-enabled business solutions. These solutions typically include one or more elements of our proprietary cloud-based software-as-a-service (“SaaS”) platform, along with revenue cycle management and related services.

Practice management software automates the labor-intensive workflow of a medical office in a unified and streamlined manner. EHR software allows our healthcare provider clients to deliver better patient care, document their clinical visits effectively and to potentially qualify for government incentives, reduce documentation errors and reduce paperwork. Patient experience management software allows patients to schedule appointments, request refills, and view their electronic records online or via their mobile device. Business intelligence, robotic process automation, patient experience software, customized applications, interfaces and a variety of other technology solutions support our healthcare clients, either in conjunction with our practice management and EHR platform or through interfaces with third-party platforms. When these software elements are part of the technology-enabled business solution, they are normally included in a price, which is normally expressed as a percentage of the practice’s collections.

Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. Approximately 78% of our revenue is derived from clients using one or more elements of our technology platform and approximately 22% comes from clients using our other services.

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

In many cases, our clients may terminate their agreements with 90 days’ notice without cause, thereby limiting the term in which we have enforceable rights and obligations, although this time period can vary between clients. Our payment terms are normally net 30 days. Although our contracts typically have stated terms of one or more years, under ASC 606, our contracts are considered month-to-month and accordingly, there is no financing component.

For the majority of our contracts, the total transaction price is variable because our obligation is to process an unknown quantity of claims, as and when requested by our customers over the contract period. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with variable consideration is subsequently resolved. Estimates to determine variable consideration, such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods, are updated at each reporting date. Revenue is recognized over the performance period using the input method.

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

Also included in technology-enabled business solutions are medical billing clearinghouse services that takes claim information from customers, checks the claims for errors and sends this information electronically to insurance companies. The Company invoices customers on a monthly basis based on the number of claims submitted and the agreed-upon rate in the agreement. This service is provided to medical practices and providers to medical practices who are not revenue cycle management customers. The performance obligation is satisfied once the relevant submissions are completed.

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

The Company also provides group purchasing services that enable medical providers to purchase various vaccines directly from selected pharmaceutical companies at a discounted price. Currently, there are approximately 4,000 medical providers who are members of the program. Revenue is recognized as the vaccine shipments are made to the medical providers. Fees from the pharmaceutical companies are paid either quarterly or annually and the Company adjusts its revenue accrual at the time of payment. The Company makes significant judgments regarding the variable consideration that we expect to be entitled to for the group purchasing services, which includes the anticipated shipments to the members enrolled in the program, anticipated volumes of purchases made by the members, and the changes in the number of members. The amounts recorded are constrained by estimates of decreases in shipments and loss of members to avoid a significant revenue reversal in the subsequent period. The only performance obligation is to provide the pharmaceutical companies with the medical providers who want to become members in order to purchase vaccines. The performance obligation is satisfied once the medical provider agrees to purchase a specific quantity of vaccines and the medical provider’s information is forwarded to the vaccine suppliers. The Company records a contract asset for revenue earned and not paid, as the ultimate payment is conditioned on achieving certain volume thresholds.

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

The Company assumes all financial risk for the performance of the managed medical practices. Revenue is impacted by the amount of the costs incurred by the practices and their operating income. The gross billing of the practices is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends which impacts the management fee that the Company is entitled to. Billing rates are reviewed at least annually and adjusted based on current insurer reimbursement practices. The performance obligation is satisfied as the management services are provided.

Our contracts for medical practice management services have approximately an additional 20 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income, which is included in revenue in the condensed consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time; however, for reporting and convenience purposes, the management fee is computed at each month end.

Information about contract balances:

The contract assets in the condensed consolidated balance sheets represent the revenue associated with the amounts we estimate our clients will ultimately collect if our charges are based on a percentage of collections, together with amounts related to the group purchasing services. As of September 30, 2021, the estimated revenue expected to be recognized in the future related to the remaining performance obligations outstanding was approximately $4.1 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $544,000 of the contract asset represents revenue earned, but not yet paid, from the group purchasing services.

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

The contract asset was approximately $4.7 million and $4.1 million as of September 30, 2021 and 2020, respectively. Changes in the contract asset are recorded as adjustments to net revenue. The changes primarily result from providing services to customers that result in additional consideration and are offset by our right to payment for services becoming unconditional and changes in the revenue accrued for the group purchasing services. The contract asset for our group purchasing services is reduced when we receive payments from vaccine manufacturers and is increased for revenue earned, not received. Deferred revenue represents sign-up fees received from customers that are amortized over three years. The opening and closing balances of the Company’s accounts receivable, contract asset and deferred revenue are as follows for the nine months ended September 30, 2021 and 2020:

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
medSR acquisition	2,705	2,402	20	-
Increase (decrease), net	3,300	(1,846)	(104)	(89)
Balance as of September 30, 2021	$18,094	$4,661	$1,089	$216

Balance as of January 1, 2020	$6,995	$2,385	$20	$19
CCH acquisition	2,299	538	-	269
Meridian acquisition	3,558	881	907	-
Increase (decrease), net	913	274	288	(128)
Balance as of September 30, 2020	$13,765	$4,078	$1,215	$160

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life which is three years for contracts entered into by CCH. Deferred commissions were approximately $922,000 and $870,000 at September 30, 2021 and 2020, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets.

12. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Preferred Stock were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). During 2018, an additional 200,000 of preferred shares were added to the plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and 300,000 shares of Preferred Stock were added to the plan for future issuance. As of September 30, 2021, 1,344,833 shares of common stock and 323,878 shares of Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement. The preferred stock RSUs contain a similar provision, which vest and convert to Preferred Stock upon a change in control.

Common and preferred stock RSUs

In January 2021, the Compensation Committee approved executive bonuses to be paid in shares of Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2021. The actual amount will be settled in early 2022 based on the achievement of the specified criteria. For the nine months ended September 30, 2021, an expense of approximately $749,000 was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the nine months ended September 30, 2021 and 2020:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2021	382,435	44,000
Granted	458,467	46,197
Vested	(475,120)	(56,197)
Forfeited	(85,286)	-
Outstanding and unvested shares at September 30, 2021	280,496	34,000

Outstanding and unvested shares at January 1, 2020	451,085	44,000
Granted	777,884	59,673
Vested	(667,436)	(59,673)
Forfeited	(82,428)	-
Outstanding and unvested shares at September 30, 2020	479,105	44,000

The total outstanding and unvested common stock RSUs at September 30, 2021 are classified as equity.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or preferred stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The liability for the cash-settled awards was approximately $559,000 and $976,000 at September 30, 2021 and December 31, 2020, respectively, and is included in accrued compensation in the condensed consolidated balance sheets.

The following table summarizes the components of share-based compensation expense for the three months and nine months ended September 30, 2021 and 2020:

Stock-based compensation included in the condensed consolidated statements of operations:	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Direct operating costs	$207	$379	$766	$809
General and administrative	737	819	2,482	2,887
Research and development	(3)	262	206	516
Selling and marketing	63	303	552	739
Total stock-based compensation expense	$1,004	$1,763	$4,006	$4,951

13. INCOME TAXES

The income tax benefit for the three months ended September 30, 2021 was approximately $232,000 comprised of a current tax benefit of $245,000 and a deferred tax expense of $13,000. The Company filed a carryback claim for approximately $285,000 with the Internal Revenue Service to recover taxes previously paid by Meridian prior to its acquisition of Meridian. The income tax benefit for the nine months ended September 30, 2021 was approximately $20,000, comprised of a current tax benefit of $160,000 and a deferred tax expense of $140,000. The deferred tax expense is not anticipated to result in a cash payment. The carryback claim receivable is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet at September 30, 2021.

With the exception of the carryback claim tax benefit mentioned above, the current income tax provision for the nine months ended September 30, 2021 and 2020 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision for the three and nine months ended September 30, 2021 and 2020 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of both September 30, 2021 and December 31, 2020, the Company has deferred approximately $1.9 million of payroll taxes. Of this amount, one-half needs to be repaid by December 31, 2021 and the balance by December 31, 2022.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of September 30, 2021 and December 31, 2020.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgement associated with the inputs used to measure their value in one of the following three categories:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at September 30, 2021 or December 31, 2020.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instrument includes the fair value of contingent consideration related to completed acquisitions. The fair value at September 30, 2020 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of September 30, 2021, the contingent consideration is valued using a Monte Carlo simulation model.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Balance - January 1,	$-	$-
Acquisitions	6,500	1,000
Change in fair value	-	(500)
Payments	-	-
Balance - September 30,	$6,500	$500

15. SEGMENT REPORTING

The Company’s Chief Executive Officer and Executive Chairman jointly serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, that are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. The following tables present revenues, operating expenses and operating (loss) income by reportable segment:

	Nine Months Ended September 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$92,797	$9,340	$-	$102,137
Operating expenses:
Direct operating costs	55,473	7,246	-	62,719
Selling and marketing	6,446	23	-	6,469
General and administrative	10,175	1,487	6,152	17,814
Research and development	4,328	-	-	4,328
Depreciation and amortization	9,251	254	-	9,505
Loss on lease termination, impairment and unoccupied lease charges	1,664	-	-	1,664
Total operating expenses	87,337	9,010	6,152	102,499
Operating income (loss)	$5,460	$330	$(6,152)	$(362)

	Three Months Ended September 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$34,678	$3,626	$-	$38,304
Operating expenses:
Direct operating costs	21,324	2,800	-	24,124
Selling and marketing	2,368	7	-	2,375
General and administrative	3,336	471	2,114	5,921
Research and development	488	-	-	488
Depreciation and amortization	3,459	88	-	3,547
Loss on lease termination, impairment and unoccupied lease charges	424	-	-	424
Total operating expenses	31,399	3,366	2,114	36,879
Operating income (loss)	$3,279	$260	$(2,114)	$1,425

	Nine Months Ended September 30, 2020
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$64,159	$8,926	$-	$73,085
Operating expenses:
Direct operating costs	39,074	6,768	-	45,842
Selling and marketing	4,753	25	-	4,778
General and administrative	11,067	1,493	4,616	17,176
Research and development	6,846	-	-	6,846
Change in contingent consideration	(500)	-	-	(500)
Depreciation and amortization	6,706	238	-	6,944
Impairment charges	681	-	-	681
Total operating expenses	68,627	8,524	4,616	81,767
Operating (loss) income	$(4,468)	$402	$(4,616)	$(8,682)

	Three Months Ended September 30, 2020
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$28,191	$3,448	$-	$31,639
Operating expenses:
Direct operating costs	17,147	2,571	-	19,718
Selling and marketing	1,563	8	-	1,571
General and administrative	4,173	468	1,550	6,191
Research and development	2,367	-	-	2,367
Change in contingent consideration	(500)	-	-	(500)
Depreciation and amortization	3,127	79	-	3,206
Impairment charges	321	-	-	321
Total operating expenses	28,198	3,126	1,550	32,874
Operating (loss) income	$(7)	$322	$(1,550)	$(1,235)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease COVID-19, has spread to most countries, and all 50 states within the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Further, the former President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response, and under the Defense Production Act, the legislation that facilitates the production of goods and services necessary for national security and for other purposes. Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Most states and the federal government, including the State of New Jersey, together with foreign jurisdictions in which we have operations centers, had declared a state of emergency related to the spread of COVID-19.

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the nine months ended September 30, 2021, economic and health conditions in the United States and across most of the globe continue to change. The Company expanded its telehealth operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

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

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the full impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is highly uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders.

Overview

CareCloud, Inc. (“CareCloud” and together with its consolidated subsidiaries, the “Company,” “we,” “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services, to healthcare providers and hospitals throughout the United States. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

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

The modernization of the healthcare industry is transforming nearly every aspect of a healthcare organization from policy to providers, clinical care to member services, devices to data, and ultimately the quality of the patient’s experience as a healthcare consumer. We create elegant, user-friendly applications that solve many of the challenges facing healthcare organizations. We partner with organizations to develop customized, best-in-class solutions to solve their specific challenges while ensuring they also meet future regulatory and organizational requirements and market demands.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 700 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,400 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Adoption of our technology-enabled business solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to more than 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals representing 80 specialties and subspecialties in 50 states. In addition, we serve approximately 200 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to large practices with over 2,300 providers operating in multiple states, to community hospitals.

On January 8, 2020, through a merger with a subsidiary, the Company acquired CareCloud Corporation, a Delaware corporation which was subsequently renamed CareCloud Health, Inc. (“CCH”), which has developed a highly acclaimed cloud-based platform including EHR, PM and patient experience capabilities. The Company paid $11.9 million in cash, assumed a working capital deficiency of approximately $5.1 million and issued 760,000 shares of the Company’s Series A Preferred Stock and two million warrants for the purchase of the Company’s common stock at prices of $7.50 for two years and $10.00 per share for three years.

On June 16, 2020, the Company purchased all of the issued and outstanding capital stock of Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively, “Meridian,” and sometimes referred to as “Meridian Medical Management”), a former GE Healthcare IT company that delivers advanced healthcare information technology solutions and services. The Company paid $11.9 million in cash, issued 200,000 shares of the Company’s Series A Preferred Stock and warrants to purchase 2,250,000 of the Company’s common stock with an exercise price per share of $7.50 for two years and assumed Meridian’s negative working capital and certain long-term lease liabilities where the space is either not being utilized or will be vacated shortly, with an aggregate value of approximately $4.8 million.

On June 1, 2021, CareCloud Acquisition Corp (“CAC”), a wholly-owned subsidiary, entered into an Asset and Stock Purchase Agreement (the “Purchase Agreement”) with MedMatica Consulting Associates, Inc., (“MedMatica”) whereby CAC purchased the assets of MedMatica and the stock of its wholly-owned subsidiary Santa Rosa Staffing, Inc. (“SRS”). MedMatica and SRS provide a broad range of specialty consulting services to hospitals and large healthcare groups, including certain consulting services related to healthcare IT applications services and implementations, practice management, and revenue cycle management. The total consideration paid at closing was $10 million in cash, net of $1.5 million of escrow withheld. A working capital adjustment of approximately $3.8 million was also paid at closing. The Purchase Agreement provides that if during the 18-month period commencing on June 1, 2021 (“the “Earn-Out Period”), CAC’s EBITDA and revenue targets are achieved, then CAC shall pay an earn-out up to a maximum of $8 million (the “Base Earn-Out”). If during the Earn-Out Period, CAC’s additional and increased EBITDA and revenue targets are achieved, then CAC shall pay an additional earn-out, up to a maximum of $5 million (the “Additional Earn-Out”, collectively, with the Base Earn-Out, the “Earn-Out”). CAC will have the right to offset the Earn-Out against any claim for which CAC is entitled to indemnification under the Purchase Agreement and against damages for breaches by the seller of the non-competition and non-solicitation provisions in the Purchase Agreement.

Our offshore operations in the Pakistan Offices and Sri Lanka accounted for approximately 11% and 10% of total expenses for the nine months ended September 30, 2021 and 2020, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% for both the nine months ended September 30, 2021 and 2020). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Loss on lease termination, impairment and unoccupied lease charges.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net revenue	$38,304	$31,639	$102,137	$73,085

GAAP net income (loss)	1,505	(1,673)	(686)	(8,968)

(Benefit) provision for income taxes	(232)	62	(20)	18
Net interest expense	87	130	264	352
Foreign exchange loss / other expense	70	296	167	(17)
Stock-based compensation expense	1,004	1,763	4,006	4,951
Depreciation and amortization	3,547	3,206	9,505	6,944
Transaction and integration costs	269	609	1,118	1,709
Loss on lease termination, impairment and unoccupied lease charges	424	321	1,664	681
Change in contingent consideration	-	(500)	-	(500)
Adjusted EBITDA	$6,674	$4,214	$16,018	$5,170

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Loss on lease termination, impairment and unoccupied lease charges.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Net revenue	$38,304	$31,639	$102,137	$73,085

GAAP net income (loss)	1,505	(1,673)	(686)	(8,968)
(Benefit) provision for income taxes	(232)	62	(20)	18
Net interest expense	87	130	264	352
Other expense (income) - net	65	246	80	(84)
GAAP operating income (loss)	1,425	(1,235)	(362)	(8,682)
GAAP operating margin	3.7%	(3.9)%	(0.4)%	(11.9)%

Stock-based compensation expense	1,004	1,763	4,006	4,951
Amortization of purchased intangible assets	2,768	2,690	7,079	5,751
Transaction and integration costs	269	609	1,118	1,709
Loss on lease termination, impairment and unoccupied lease charges	424	321	1,664	681
Change in contingent consideration	-	(500)	-	(500)
Non-GAAP adjusted operating income	$5,890	$3,648	$13,505	$3,910
Non-GAAP adjusted operating margin	15.4%	11.5%	13.2%	5.3%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Loss on lease termination, impairment and unoccupied lease charges; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
GAAP net income (loss)	$1,505	$(1,673)	$(686)	$(8,968)

Foreign exchange loss / other expense	70	296	167	(17)
Stock-based compensation expense	1,004	1,763	4,006	4,951
Amortization of purchased intangible assets	2,768	2,690	7,079	5,751
Transaction and integration costs	269	609	1,118	1,709
Loss on lease termination, impairment and unoccupied lease charges	424	321	1,664	681
Change in contingent consideration	-	(500)	-	(500)
Income tax expense (benefit) related to goodwill	13	7	140	(93)
Non-GAAP adjusted net income	$6,053	$3,513	$13,488	$3,514

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net loss attributable to common shareholders, per share	$(0.15)	$(0.46)	$(0.77)	$(1.53)
Impact of preferred stock dividend	0.25	0.33	0.72	0.85
Net income (loss) per end-of-period share	0.10	(0.13)	(0.05)	(0.68)

Foreign exchange loss / other expense	0.00	0.02	0.01	0.00
Stock-based compensation expense	0.07	0.14	0.27	0.38
Amortization of purchased intangible assets	0.19	0.20	0.48	0.44
Transaction and integration costs	0.02	0.06	0.08	0.13
Loss on lease termination, impairment and unoccupied lease charges	0.03	0.02	0.11	0.05
Change in contingent consideration	0.00	(0.04)	0.00	(0.04)
Income tax expense (benefit) related to goodwill	0.00	0.00	0.01	(0.01)
Non-GAAP adjusted earnings per share	$0.41	$0.27	$0.91	$0.27

End-of-period common shares	14,873,411	13,136,088	14,873,411	13,136,088
In-the-money warrants and outstanding unvested RSUs	2,432,636	4,910,423	2,432,636	4,910,423
Total fully diluted shares	17,306,047	18,046,511	17,306,047	18,046,511
Non-GAAP adjusted diluted earnings per share	$0.35	$0.19	$0.78	$0.19

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of September 30, 2021 and 2020. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of September 30, 2021, we provided services to an estimated universe of more than 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 71% and 86% of our revenues during the three months ended September 30, 2021 and 2020, respectively, and 78% and 84% for the nine months ended September 30, 2021 and 2020, respectively. Other Healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 20% and 4% of revenues for the three months ended September 30, 2021 and 2020, respectively, and 13% and 4% for the nine months ended September 30, 2021 and 2020, respectively.

We earned approximately 9% and 11% of our revenue from medical practice management services during the three months ended September 30, 2021 and 2020, respectively, and 9% and 12% for the nine months ended September 30, 2021 and 2020, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Loss on lease termination, Impairment and Unoccupied Lease Charges. Loss on lease termination represents the write-off of leasehold improvements as the result of an early lease termination. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company is marketing both the unused facility and the unused space for sub-lease.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2021 and December 31, 2020.

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

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. The Company does not have any finance leases.

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

As of September 30, 2021 and December 31, 2020, the carrying amounts of internally-developed capitalized software was $9.8 million and $5.5 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	63.0%	62.3%	61.4%	62.7%
Selling and marketing	6.2%	5.0%	6.3%	6.5%
General and administrative	15.5%	19.6%	17.4%	23.5%
Research and development	1.3%	7.5%	4.2%	9.4%
Change in contingent consideration	0.0%	(1.6)%	0.0%	(0.7)%
Depreciation and amortization	9.3%	10.1%	9.3%	9.5%
Loss on lease termination, impairment and unoccupied lease charges	1.1%	1.0%	1.6%	0.9%
Total operating expenses	96.4%	103.9%	100.2%	111.8%

Operating income (loss)	3.6%	(3.9)%	(0.2)%	(11.8)%

Interest expense - net	0.2%	0.4%	0.3%	0.5%
Other (expense) income - net	(0.2)%	(0.8)%	(0.1)%	0.1%
Income (loss) before income taxes	3.2%	(5.1)%	(0.6)%	(12.2)%
Income tax (benefit) provision	(0.6)%	0.2%	(0.0)%	0.0%
Net income (loss)	3.8%	(5.3)%	(0.6)%	(12.2)%

Comparison of the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	($ in thousands)
Net revenue	$38,304	$31,639	$6,665	21%	$102,137	$73,085	$29,052	40%

Net Revenue. Net revenue of $38.3 million and $102.1 million for the three and nine months ended September 30, 2021, respectively, increased by $6.7 million or 21% and $29.1 million or approximately 40% from net revenue of $31.6 million and $73.1 million for the three and nine months ended September 30, 2020. Revenue for the three and nine months ended September 30, 2021 includes approximately $24.5 million and $63.1 million from customers acquired in the medSR, CCH and Meridian acquisitions. Revenue for the three and nine months ended September 30, 2021 includes $27.1 million and $80.1 million relating to technology-enabled business solutions, $6.9 million and $11.0 million related to professional services and $3.6 million and $9.3 million for medical practice management services.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	($ in thousands)
Direct operating costs	$24,124	$19,718	$4,406	22%	$62,719	$45,842	$16,877	37%
Selling and marketing	2,375	1,571	804	51%	6,469	4,778	1,691	35%
General and administrative	5,921	6,191	(270)	(4)%	17,814	17,176	638	4%
Research and development	488	2,367	(1,879)	(79)%	4,328	6,846	(2,518)	(37)%
Change in contingent consideration	-	(500)	500	100%	-	(500)	500	100%
Depreciation	488	382	106	28%	1,482	944	538	57%
Amortization	3,059	2,824	235	8%	8,023	6,000	2,023	34%
Loss on lease termination, impairment and unoccupied lease charges	424	321	103	32%	1,664	681	983	144%
Total operating expenses	$36,879	$32,874	$4,005	12%	$102,499	$81,767	$20,732	25%

Direct Operating Costs. Direct operating costs of $24.1 million and $62.7 million for the three and nine months ended September 30, 2021 increased by $4.4 million or 22% and $16.9 million or 37% compared to direct operating costs of $19.7 million and $45.8 million for the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, salary costs increased by $3.1 million and $11.4 million, and outsourcing and processing costs increased by $1.5 million and $5.0 million, respectively. The increase in the costs for the three and nine months ended September 30, 2021 were primarily related to the Meridian and medSR acquisitions.

Selling and Marketing Expense. Selling and marketing expense of $2.4 million and $6.5 million for the three and nine months ended September 30, 2021 increased by $804,000 or 51% and $1.7 million or 35% from selling and marketing expense of $1.6 million and $4.8 million for the three and nine months ended September 30, 2020. The increase was primarily related to additional emphasis on sales and marketing activities, including activities as a result of the medSR acquisition.

General and Administrative Expense. General and administrative expense of $5.9 million and $17.8 million for the three and nine months ended September 30, 2021 decreased by $270,000 or 4% compared to three months ended September 30, 2020 and increased $638,000 or 4% compared to the nine months ended September 30, 2020. The nine-month increase in general and administrative expense was primarily related to the Meridian and medSR acquisitions.

Research and Development Expense. Research and development expense of $488,000 and $4.3 million for the three and nine months ended September 30, 2021 decreased by $1.9 million and $2.5 million from research and development expense of $2.4 million and $6.8 million for the three and nine months ended September 30, 2020. The decrease represents less maintenance work on platforms generating revenue and more resources dedicated to development of new technology which is not yet in commercial use. During the three and nine months ended September 30, 2021, the Company capitalized approximately $2.0 million and $5.3 million of development costs in connection with its internal-use software, respectively.

Depreciation. Depreciation of $488,000 and $1.5 million for the three and nine months ended September 30, 2021 increased by $106,000 or 28% and $538,000 or 57% from the depreciation of $382,000 and $944,000 for the three and nine months ended September 30, 2020, primarily due to the property and equipment acquired as part of the Meridian and medSR acquisitions.

Amortization Expense. Amortization expense of $3.1 million and $8.0 million for the three and nine months ended September 30, 2021, respectively, increased by $235,000 or 8% and $2.0 million or 34% from amortization expense of $2.8 million and $6.0 million for the three and nine months ended September 30, 2020. The increase was primarily related to the intangible assets acquired from the Meridian and medSR acquisitions.

Loss on lease termination, Impairment and Unoccupied Lease Charges. Loss on lease termination of $204,000 represents the write-off of leasehold improvements as the result of early lease terminations. Impairment charges of $774,000 represent charges recorded for a leased facility no longer being used by the Company and the impairment of a vendor contract assumed in the CCH acquisition where the provided services are no longer being used by the Company. Unoccupied lease charges of $686,000 represent the portion of lease and related costs for space not being utilized by the Company. The Company is marketing both the unused facility and the unused space for sub-lease.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	($ in thousands)
Interest income	$4	$2	$2	100%	$10	$44	$(34)	(77)%
Interest expense	(91)	(132)	41	31%	(274)	(396)	122	31%
Other (expense) income - net	(65)	(246)	181	74%	(80)	84	(164)	(195)%
Income tax (benefit) expense	(232)	62	294	474%	(20)	18	38	211%

Interest Income. Interest income of $4,000 and $10,000 for the three and nine months ended September 30, 2021, respectively, increased by $2,000 from interest income of $2,000 for the three months ended September 30, 2020 and decreased by $34,000 from interest income of $44,000 for the nine months ended September 30, 2020. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $91,000 and $274,000 for the three and nine months ended September 30, 2021, respectively, decreased by $41,000 or 31% and $122,000 or 31% from interest expense of $132,000 and $396,000 for the three and nine months ended September 30, 2020, respectively. Interest expense includes the amortization of deferred financing costs, which was $107,000 and $144,000 during the nine months ended September 30, 2021 and 2020, respectively.

Other (Expense) Income - net. Other (expense) income - net was ($65,000) and ($80,000) for the three and nine months ended September 30, 2021, respectively compared to other (expense) income - net of ($246,000) and $84,000 for the three and nine months ended September 30, 2020, respectively. Other (expense) income primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the condensed consolidated statements of operations.

Income Tax (Benefit) Provision. The benefit for income taxes was $232,000 and $20,000 for the three and nine months ended September 30, 2021, respectively, compared to income tax provisions of $62,000 and $18,000 for the three and nine months ended September 30, 2020, respectively. As a result of the Company incurring a tax loss for 2021 and 2020, which has an indefinite life under the current Federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2021 and 2020. The current income tax benefit for the three and nine months ended September 30, 2021 was approximately $245,000 and $160,000 and includes state minimum taxes and foreign income taxes. The Company filed a claim for refund for approximately $285,000 with the Internal Revenue Service which represented a carryback of losses incurred by Meridian prior to its acquisition. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2021 and December 31, 2020.

Liquidity and Capital Resources

Borrowings under the SVB facility are based on 200% of repeatable revenue, reduced by an annualized attrition rate as defined in the agreement. As of September 30, 2021, $6.0 million was drawn on the SVB facility which was fully repaid in October 2021.

During the three and nine months ended September 30, 2021, there was positive cash flow from operations of approximately $5.1 million and $7.2 million, respectively. As of September 30, 2021, the Company had approximately $9.3 million in cash of which $1.0 million is restricted, and positive working capital of $9.9 million.

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

During June 2021, the Company sold 178,092 shares of common stock and received net proceeds of approximately $1.4 million, after issuance expenses. During the three months ended September 30, 2021, the Company sold 136,395 shares of common stock and received net proceeds of approximately $1.2 million after issuance expenses.

During the quarter ended September 30, 2021, the Company received approximately $1.6 million of cash in error. This amount was repaid in October 2021.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
	2021	2020	2021	2020	Amount	Percent
	($ in thousands)
Net cash provided by (used in) operating activities	$5,129	$(449)	$7,210	$(4,333)	$11,543	266%
Net cash used in investing activities	(2,852)	(14,739)	(19,851)	(28,772)	8,921	31%
Net cash (used in) provided by financing activities	(2,319)	29,329	1,272	36,139	(34,867)	(96)%
Effect of exchange rate changes on cash	(147)	304	(243)	(188)	(55)	(29)%
Net increase (decrease) in cash and restricted cash	$(189)	$14,445	$(11,612)	$2,846	$(14,458)	(508)%

The income before income taxes was $1.3 million for the three months ended September 30, 2021, and the loss before income taxes was $706,000 for the nine months ended September 30, 2021, which included $3.5 million and $9.5 million of non-cash depreciation and amortization, respectively. The loss before income taxes for the three and nine months ended September 30, 2020 was $1.6 million and $9.0 million, respectively, which included $3.2 million and $6.9 million of non-cash depreciation and amortization, respectively.

During 2021, the Company paid approximately $4.2 million in cash to resolve a civil investigation for which one of the businesses it acquired in 2020 has been subject to since July 2018. Of this amount, $4.0 million came from escrowed shares of preferred stock that the Company held that were subsequently cancelled.

Operating Activities

Cash provided by operating activities was $7.2 million for the nine months ended September 30, 2021 and cash used by operations was $4.3 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, approximately $4.2 million of cash from operations was used to settle a pre-existing contingent liability from the CCH acquisition, which resulted in an equivalent reduction in the value of consideration paid. The decrease in the net loss of $8.3 million for the nine months ended September 30, 2021 as compared to the same period in 2020 was accompanied by the following changes in non-cash items: an increase in depreciation and amortization expense of $3.0 million, a decrease in stock-based compensation expense of $945,000, a change in the provision for deferred income taxes of $233,000 and a decrease in interest accretion of $88,000.

The net change in operating assets and liabilities was $9.1 million. Accounts payable, accrued compensation and accrued expenses decreased by $7.0 million for the nine months ended September 30, 2021, which includes the $4.2 million to resolve the previously mentioned investigation related to a 2020 acquisition, compared to a decrease of $8.4 million for the nine months ended September 30, 2020. Accounts receivable increased by $1.4 million for the nine months ended September 30, 2021 compared with an increase of $1.2 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the change in the lease liabilities is included in this amount.

Investing Activities

Capital expenditures were $2.0 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. The capital expenditures for the nine months ended September 30, 2021 and 2020 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $5.3 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 was $1.3 million and $36.1 million, respectively. The Company received $6.4 million from the exercise of common stock warrants, $2.5 million from the sale of common stock and $6.0 million net proceeds from the line of credit during the nine months ended September 30, 2021. Cash used in financing activities during the nine months ended September 30, 2021 included $10.8 million of preferred stock dividends, $745,000 of repayments for debt obligations and $2.1 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for the nine months ended September 30, 2020 included $7.8 million of preferred stock dividends, $430,000 of repayment for debt obligations, a $1.3 million settlement of a contingent obligation and $1.8 million of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all SVB covenants as of September 30, 2021. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2021, talkMD had not yet commenced operations. During September 2021, the Company made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. The aggregate amount to be advanced is approximately $3,500. We do not engage in off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: November 4, 2021

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: November 4, 2021

