Form 10-K
period 2021-12-31
CareCloud, Inc.
filed 2022-03-14
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36529

CareCloud, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MTBC	Nasdaq Global Market
11% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	MTBCP	Nasdaq Global Market
8.75% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	MTBCO	Nasdaq Global Market

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $78.9 million, based on the last reported trading price of the common stock on that date, as reported on the Nasdaq Global Market.

At February 28, 2022, the registrant had 15,036,415 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our offshore offices in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A and Series B preferred stock (“Preferred Stock”);

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the ongoing COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

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

Risks Related to Our Acquisition Strategy

●	If we do not manage our growth effectively, our revenue, business and operating results may be harmed.
●	We may be unable to retain customers following an acquisition, which may result in a decrease in our revenues and operating results.
●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.
●	We may be unable to implement our strategy of acquiring additional companies.
●	Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Risks Related to our Business

●	Our business, financial condition, results of operations and growth could be harmed by the effects of the ongoing COVID-19 pandemic.
●	We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
●	If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.
●	The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.
●	Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.
●	Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.
●	If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.
●	If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.
●	We have incurred operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.
●	As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.

●	As a result of the Wayfair decision and changes in various states’ laws, we are required to collect sales and use taxes on certain products and services we sell in certain jurisdictions. We may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
●	If we lose the services of Mahmud Haq as Executive Chairman, A. Hadi Chaudhry as Chief Executive Officer and President, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.
●	We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights.
●	Claims by others that allege we infringe or may infringe on their intellectual property could force us to incur significant costs or revise the way we conduct our business.
●	We may be unable to protect, and we may incur significant costs in enforcing, our intellectual property rights.
●	Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
●	Our proprietary software or service delivery platform, including the platforms we have acquired, may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
●	If our security measures are breached or fail, and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
●	Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in revenue.
●	Disruptions in internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.
●	We may be subject to liability for the content we provide to our customers and their patients.
●	We are subject to the effect of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.
●	Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
●	Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.
●	We identified a material weakness in our internal controls over financial reporting related to a non-routine transaction.
●	We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations.
●	We depend on key information systems and third-party service providers.
●	Systems failures or cyber-attacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.
●	Rapid technological change in the telehealth industry presents us with significant risks and challenges.

Regulatory Risks

●	The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.
●	If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act, our business, financial condition and results of operations will be adversely affected.
●	If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.
●	If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
●	Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.
●	Additional regulation of the disclosure of medical information outside the United States may adversely affect our operations and may increase our costs.
●	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Risks Related to Ownership of Shares of Our Common Stock

●	Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.
●	Future sales of shares of our common stock could depress the market price of our common stock.
●	Mahmud Haq currently controls 30.1% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.
●	Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.
●	Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.
●	We do not intend to pay cash dividends on our common stock.
●	Complying with the laws and regulations affecting public companies may increase our costs and the demands on management, and could harm our operating results.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Ownership of Shares of Our Preferred Stock

●	Our Series A and Series B preferred stock (“Preferred Stock”) ranks junior to all of our indebtedness and other liabilities.
●	We may not be able to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.
●	We may issue additional shares of Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
●	Market interest rates may materially and adversely affect the value of the Preferred Stock.
●	Holders of the Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.
●	Our Preferred Stock has not been rated.
●	We may redeem the Series A Preferred Stock at any time, including 800,000 shares of Series A Preferred Stock that we intend to redeem on March 18, 2022, and may redeem the Series B Preferred Stock after February 15, 2024.
●	The market price of our Preferred Stock is variable and could be substantially affected by various factors.
●	A holder of Preferred Stock has extremely limited voting rights.
●	The Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

PART I

Item 1. Business

Overview

CareCloud, Inc., formerly MTBC, Inc. (“CareCloud,” and together with its consolidated subsidiaries, the “Company,” “we,” “us” and/or “our”) is a leading healthcare information technology company that provides a full suite of proprietary cloud-based solutions and related business services, to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Healthcare organizations today operate in highly complex and regulated environments, and our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience. Our Software-as-a-Service (“SaaS”) platforms include practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions, and robotic processing automation (“RPA”) bots, along with complementary software tools and business services such as revenue cycle management (“RCM”), premiere healthcare consulting and implementation services, and on-demand workforce staffing capabilities for high-performance medical groups and health systems nationwide.

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are sometimes provided as individual SaaS offerings and often provided in combination with each other, including:

○	EHRs, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors and potentially qualify for government incentives;
○	PM software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	PXM solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, including contactless digital check-in solutions, messaging and online appointment scheduling tools;
○	An RPA solution that leverages the power of our own proprietary healthcare-specific microbots, designed to automate routine financial and clinical workflows across the healthcare industry. Our solution allows clients to automate costly, labor-intensive tasks, alleviate the surge in demand for additional labor while driving efficiencies across a large array of healthcare settings nationwide;
○	Telehealth solutions which allow healthcare providers to conduct remote patient visits;
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies;
○	Business intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data;
○	Interoperability and data transformation software to support the complex realities of data exchange with healthcare trading partners, including labs, insurance companies, and other healthcare IT vendors;
○	RCM services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform or through a third-party system;
○	Customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;
○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle with staffing shortages.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses, and administrative support staff. We also provide management, bill-paying and financial advisory services.

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

Market Overview

In December 2020, Centers for Medicare & Medicaid Services (“CMS”) reported that national healthcare expenditure in the U.S. grew 9.7% to $4.1 trillion in 2020. U.S healthcare spending will grow 5.4% annually on average during the years 2021 through 2028, reaching $6.2 trillion by 2028. CMS also projected that health spending will grow 1.1% faster than gross domestic product (“GDP”) annually during the years 2021 through 2028; and as a result, the healthcare share of GDP is expected to rise from 17.7% in 2018 to 19.7% by 2028.

Additionally, analysts from Markets & Markets have estimated the US Healthcare IT industry market to be approximately $177 billion with its largest sub-segment RCM at approximately $87 billion in 2019, growing at a 12% compound annual growth rate (“CAGR”). The North American EHR market has been estimated to be approximately $40 billion, growing at a CAGR of 6% per year. The Analytics and AI sub-segment was estimated to be approximately $30 billion, growing at a 27% CAGR and the Telehealth market is estimated to be approximately $20 billion with a CAGR of 17%. Standalone billing and practice management solutions are reported to be declining in the market today as medical practices move towards integrated, end-to-end systems that incorporate front and back-office data flows, provide seamless access to clinical data from EHRs, and streamline the entire revenue cycle management process.

Our Market Opportunity

Considering the evolving needs of our clients and the market, we believe we continue to be uniquely positioned to provide tremendous value and support for our clients. We believe there are dynamics at play that are significantly increasing market need for our products and services. These market dynamics present opportunities for us to innovate and focus on impacting the day-to-day challenges our clients face as they work to provide excellent patient care, all while managing and expanding their businesses.

Medical practices and health systems alike are transitioning to increasingly complex reimbursement delivery models. As an example, the industry has been gradually shifting from fee-for-service payments to value-based/clinical outcomes-based care payments. This transition comes in a multitude of forms including reimbursement models associated with quality incentive programs, capitation payments models, bundled payments, and at-risk payer contracts.

There are continuing legislative and regulatory reform efforts, as well as growing compliance requirements mandated by the federal government and other governmental agencies. This ever-evolving regulatory landscape increases the pressure placed on healthcare organizations to stay abreast of these changes and in compliance. The complexities associated with emerging reimbursement models and continued government regulations present opportunities for us as healthcare organizations seek out partners that offer a broad range of software and services to help meet their needs.

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

Strategic-thinking healthcare organizations across the country are aggressively addressing these new realities and are finding opportunities for growth and expansion. We see medical groups across the country and within all specialties and market segments, growing through consolidation and investing in their businesses at an accelerated pace. This is also leading clients to focus on delivering emerging and disruptive care delivery settings. Much of this change is driving executives and leaders to assess their IT and data strategy and reevaluate what it means for the future of their organizations.

The healthcare industry has seen tremendous change over the past decade. Our study of the evolving needs of our clients leads us to believe that there will be a continuing need for our services and products and emerging needs for the products and services that we are already developing. These trends will fuel growth over the next several years. In order for healthcare organizations to continue to succeed, these new realities require robust solutions and careful execution. Legacy tools that once powered these healthcare organizations are insufficient to support their growth and long-term strategies. Our solutions facilitate the transition needed by these organizations to drive their future growth. Our expansive product and services portfolio enables us to displace competitors and gain market share across a vast array of specialties, care settings and customer segments across the country.

Our Business Strategy

Our objective is to be a market leading provider of integrated, end-to-end SaaS and business services solutions to healthcare organizations. Our mission is to create flexible and comprehensive products and services to help our clients with the business of medicine. To that end, we invest significant resources toward improving our current offerings and building new solutions that help transform our clients’ organizations. We expect to have increased software capabilities and offer additional complementary business services that will address the needs of the ever-changing, dynamic market conditions of the U.S. healthcare space.

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

Enhancing our solutions. We intend to continue to enhance our solutions with new functionality and features leveraging our own teams, partnerships, and acquisitions. We will continue to dedicate significant resources to research and development to bolster our existing applications and drive new opportunities for innovation on behalf of our clients.

Expanding into new categories/specialties/markets. We are focused on always reassessing the market landscape, seeking new opportunities to meet the needs of the clients in our addressable market with our products and services. This means developing new and exciting technologies, launching new services, entering new specialties that can leverage our solutions and enabling growth for our clients or expanding into adjacent markets that we may not serve today.

Expanding our client base. We believe the market for our expansive value proposition is underserved, and we will continue to make investments to capture market share. We will invest in our sales and marketing activities, partners, and products to expand our client footprint.

Extending our relationships with existing clients. We intend to increase the number of SaaS subscription licenses and services purchased by our current clients as they use our solutions. We are also focused on converting SaaS clients into higher revenue per client offerings such as revenue cycle management and other business services. This expansion of services typically represents a 3-4x increase in overall revenue per client.

Strengthening our client community. We realize that our success is tied directly to our clients’ success. Accordingly, a substantial portion of our highly trained and educated workforce is devoted to client service.

Leveraging significant cost advantages provided by our technology and global workforce. Our unique business model includes our web-based software and a cost-effective offshore workforce located in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”). We believe that this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

Pursue acquisitions. We intend to continue to pursue acquisitions over time. As with most of our acquisition transactions, our goal is to retain the acquired clients over the long-term and migrate those clients to our platforms soon after closing and cross-sell our products and services to this newly acquired client base. A core component of our model is to strip out expensive third-party software and vendor costs while improving efficiency and scale with our proven operational model and integration methodology.

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

As the market continues to evolve, we may choose to build or partner for some or all of these solutions in order to broaden our product set. In the longer term, we also envision how this will allow for frictionless flow of information and care-coordination capabilities between medical providers and their patients.

Additionally, given the nature of our large data repository, which is ever-growing as each patient encounter is captured, opportunities exist to potentially monetize this data in an identified manner to help improve clinical outcomes and other financial metrics.

Our Offerings

Our solutions are designed to systematically drive clinical quality and patient outcomes, while streamlining staff and provider workflows and reimbursements and to support different settings of care and healthcare models. Our product and service strategy is simple: we build products and deliver solutions that meet clients’ needs.

A Comprehensive Suite of Cloud-Based Solutions & Business Services to Power the Business of Healthcare

Cloud-based Software
Practice Management Software
Electronic Health Records
Patient Experience Management
Customized Cloud Applications
Technology-enabled Services
Revenue Cycle Management and Back-office Services
Medical Coding
Provider Credentialing
App Ecosystem
Business Intelligence
Robotic Process Automation
Interoperability & Data Transformation
Telemedicine Solutions
Mobile Apps
Third-Party Connected Apps
Premier Healthcare IT Consulting & Staffing
EHR Optimization & PMO Services
IT Transformation Consulting
Activation as a Service & Training
Hospital Revenue Cycle Process Improvement
On-Demand Workforce
Workforce Augmentation
Product Development
Technology Services
Additional Business Services
Release of Information Services
Group Purchasing Organization
Medical Practice Management Services
Print Fulfillment Services

Our product and services portfolio is organized across six strategic areas:

Cloud-based Software - the core systems that power medical practices across clinical, financial, and patient workflows, including our PM systems, EHR solutions and our PXM applications or customized purpose-built applications.

Technology-enabled Services - software-enabled RCM offerings and other business services, such as medical coding, credentialing, authorization management and the like are geared towards driving patient and insurance collections across the reimbursement life cycle.

Our Apps and App Ecosystem Partners - additional proprietary software products, including our business intelligence platform, robotic process automation bots, CareCloud Conductor, our interoperability and data transformation suite, telemedicine applications, mobile apps and more of those applications that consume our APIs or other interfaces built by the market at large.

Premier Healthcare IT Consulting & Staffing (medSR) - an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education, and staffing for large healthcare organizations including health systems and hospitals.

On-demand Workforce (CareCloud Force) - leveraging our unique resources, and in turn selling this capacity at scale directly to partners and clients at a reduced rate as compared to other competitors in the same space. These on-demand workforce capabilities include offshore engineering capacity for development and offshore RCM operations personnel.

Additional Business Services - additional services in support of our wide-ranging client base. These include medical practice management services to a select group of medical practices, a group purchasing organization with negotiated discounts with pharmaceutical manufactures containing more than 4,000 physician and mid-level provider members and other ancillary services.

This categorization approach allows us to be both methodical and nimble across the healthcare organizations and market segments we serve while providing us a framework to create solution sets for the market today and more importantly, for what our clients will need tomorrow.

We believe that our fully integrated solutions uniquely address the challenges in the industry. In most cases the standard fee for our complete, integrated, end-to-end solution is based upon a percentage of each client’s healthcare-related revenues, with a monthly minimum fee, plus a nominal one-time setup fee, which is competitively priced.

Research and Development

Our research and development focuses are on enhancing and expanding our service offerings while ensuring all offerings meet regulatory compliance standards. We continually update our software and technology infrastructures, regularly execute releases of new software enhancements, and adapt our offerings to better serve our medical group and health system clients confronting rapid changes in the healthcare market space.

Our agile software development methodology is designed to ensure that each software release is properly designed, built, tested, and released. Our product, engineering, quality assurance and development operations teams are located both onshore and offshore. We complement our internal efforts with services from third-party technology providers for infrastructure, healthcare ecosystem connectivity needs such as prescriptions, clinical laboratories, or specific application requirements.

We also employ product management, user experience and product marketing personnel who work continually on improvements to our products and services design.

Clients

Enabling a Broad Spectrum of Clients & Partners with a Suite of Comprehensive Solutions

Medical Groups
Hospitals & Health Systems
Enterprise Healthcare Organizations
Small Medical Practices
Ancillary Care Providers
Healthcare Service Organizations
Emerging Healthcare Business Models
HIT Vendors
Laboratories
Specialty-focused Enterprise Groups
Government & Private Payers
Software, Apps & Tools
Healthcare Business Services
Technology-enabled Business Solutions

We estimate that as of December 31, 2021, we provided software and services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, therapists, physician assistants and other clinicians that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals, representing 80 specialties and subspecialties in 50 states allowing for significantly low revenue concentration risk.

In addition, we served approximately 200 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices to large groups and health systems. Our clients span from the single doctor independent medical practices to large medical groups, including an enterprise specialty-specific healthcare organization with more than 2,300 providers located across multiple states. We also service large major academic medical institutions, small and large hospitals and health systems with service areas covering millions of patients.

Sales and Marketing

We have developed sales and marketing capabilities aimed at driving growth of our client base, including small medical practices, large groups, and health systems. We expect to expand by selling our complete suite of software and services to new clients and up-selling additional solutions into our existing client base. We have a direct sales force including team members focused on areas such as our CareCloud Force and medSR deals. In addition, our direct sales are augmented through our partner initiatives and marketing campaigns.

Our Growth Levers

We believe that we are in a great position to continue to grow by leveraging a multi-faceted growth strategy:

A Multi-faceted Growth Strategy

Organic Growth

Focused effort on growing market share by bringing on net new customers

Dedicated sales teams across market segments

Sales initiatives on cross-selling to drive expanding share-of-wallet

Acquisitions

Acquire revenue cycle management ("RCM") companies and complementary businesses

Leverage efficiency and lower costs to grow adjusted EBITDA

Partnerships

Turn smaller competitors into customers

Leverage CareCloud's technology and/or on-demand workforce capabilities

Channel partner strategy to resell our software and services

Organic Growth and Direct Sales

We have organized our sales force into different segments for sales of all of our products and services in order to best address our clients’ needs and our markets. With this design, our sales team can address a client’s specific needs, whether a new client is seeking our products or services for the first time, or a current client is in need of additional solutions.

Our marketing team operates in support of our salesforce and provides specialized demand generation capabilities for sales efforts and product marketing for sales efforts. Our sales approach is consultative in nature for most of our offerings, which generally includes an analysis based on a prospective client’s needs, crafting service proposals, and negotiating contracts that culminate in the commencement of services.

Our go-to-market strategy is designed to meet our customers’ needs. Our vast array of products and services allow us to craft solutions that can meet our customers’ unique needs within a specific product category, client segment, or both. Our latest go-to-market strategy takes this dynamic into account:

Growth through Partnerships

In addition to our direct sales force, we maintain business relationships with third parties that utilize, promote, or support our sales or services within specific industries or geographic regions. Some of these partners are customers through CareCloud Force and others are more traditional channel partners who help promote our solutions. We believe we can further accelerate organic growth through industry participants, whereby we utilize them as channel partners to offer integrated solutions to their clients. We have entered into such engagements with industry participants, and from which we began to derive revenue starting in mid-2014. We have developed application interfaces with numerous EHR systems, together with device and lab integration to support these relationships.

Growth through Acquisitions

The Healthcare IT service industry is highly fragmented, with many local and regional RCM companies serving small medical practices and hospitals. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies, together with a variety of other healthcare industry vendors and healthcare IT companies, to meet the growing technology and business service needs of healthcare providers without a significant investment in an information technology infrastructure and the utilization of a talented, cost-efficient global team. Since the Company went public in July 2014, we have completed 17 transactions, acquiring complementary assets to grow our business. We typically leverage our technology and our cost-effective offshore team to quickly deliver additional value to the newly acquired customer base, while reducing costs. Often, we will incur initial costs associated with the integration of the acquired business with our existing operations, but this early investment is designed to increase customer satisfaction and retention, while laying the foundation for long-term accretion.

Competition

The market for practice management, EHR and RCM solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems.

Many of our competitors have longer operating histories, greater brand recognition and greater financial marketing. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by various governmental initiatives, and consolidation in both the information technology and healthcare industries. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

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

Employees

Including the employees of our subsidiaries, as of December 2021, the Company employed approximately 4,100 people worldwide on a full-time basis. We also utilize the services of a small number of part time employees. In addition, all officers of the Company work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase, our operating requirements warrant such hiring, or we are hiring for specific functions where we place additional emphasis, such as marketing and sales.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2021, approximately 35% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company.

Corporate Information

We were incorporated in Delaware on September 28, 2001, under the name Medical Transcription Billing, Corp., and legally changed our name to MTBC, Inc. in February 2019. On March 29, 2021, we legally changed the name of the Company to CareCloud, Inc. Our principal executive offices are located at 7 Clyde Road, Somerset, New Jersey 08873, and our telephone number is (732) 873-5133. Our website address is www.CareCloud.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this document.

MTBC, CareCloud.com, A Unique Healthcare IT Company, CareCloud and other trademarks and service marks of CareCloud appearing in this Annual Report on Form 10-K are the property of CareCloud. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

We are a smaller reporting company. As a smaller reporting company, we may take advantage of specified reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As a smaller reporting company, we have reduced disclosure obligations regarding executive compensation in our Annual Report, periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. This year the Company is required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. Effective with this Form 10-K, the Company is now an accelerated filer.

Where You Can Find More Information

Our website, which we use to communicate important business information, can be accessed at: www.carecloud.com. We make our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC’s website (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors

Risks Related to Our Acquisition Strategy

If we do not manage our growth effectively, our revenue, business and operating results may be harmed.

Our strategy is to expand through organic growth, and through synergistic, accretive acquisitions of companies in the business of healthcare IT (“HCIT”) and complementary services. Since 2006, we have completed 27 transactions acquiring the assets or businesses of RCM, HCIT, and related companies. The majority of these transactions have occurred since we went public in July 2014. Our future acquisitions may require greater than anticipated investment of operational and financial resources as we seek to migrate customers of these companies to our solutions. Acquisitions also require the integration of different software and services, assimilation of new employees, diversion of management and IT resources, and increases in administrative costs. Acquisitions may also require additional costs associated with any debt or equity financings undertaken to pay for such acquisitions. We cannot assure you that any acquisition we undertake will be successful. Future growth will also place additional demands on our customer support, sales, and marketing resources, and may require us to hire and train additional employees. We will need to expand and upgrade our systems and infrastructure to accommodate our growth. The failure to manage our growth effectively will materially and adversely affect our business.

We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.

Customers of the businesses we acquire often have the right to terminate their service contracts for any reason at any time upon notice of 90 days or less. These customers may elect to terminate their contracts as a result of our acquisition or choose not to renew their contracts upon expiration. Legal and practical limitations on our ability to enforce non-competition and non-solicitation provisions against customer representatives and sales personnel that leave the businesses we acquire to join competitors may result in the loss of customers. In the past, our failure to retain acquired customers has at times resulted in decreases in our revenues. Our inability to retain customers of businesses we acquire could adversely affect our ability to benefit from those acquisitions and to grow our future revenues and operating income.

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

Depending on the type of businesses we acquire (e.g., RCM, practice management, EHR, etc.), we may have varying cost saving and/or cross-selling opportunities with the acquired business. However, there is no assurance that we will achieve anticipated cost savings and cross-selling on our acquisitions, and failure to do so may mean we overpaid for such acquisitions.

In completing any future acquisitions, we will rely upon the representations, warranties and indemnities made by the sellers with respect to each acquisition as well as our own due diligence investigation. We cannot be assured that such representations and warranties will be true and correct or that our due diligence will uncover all materially adverse facts relating to the operations and financial condition of the acquired companies or their customers. Nor can we be assured that any available insurance will cover all such losses. To the extent that we are required to pay for obligations of an acquired company, or if material misrepresentations exist, we may not realize the expected benefit from such acquisition and we will have overpaid in cash and/or stock for the value received in that acquisition.

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

Healthcare organizations around the world, including our health care provider customers, have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have at times also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Some or all of these measures and challenges may continue for the duration of the pandemic, which is uncertain, and will disproportionately harm the results of operations, liquidity and financial condition of these health care organizations and our health care provider customers. As a result, our health-care provider customers may seek contractual accommodations from us in the future. To the extent such health-care provider customers experience challenges and difficulties, it will adversely affect our business operation and results of operations. We note, for example, that approximately 60% of our revenue is directly tied to the cash collected by our health-care provider customers, which means that our short-term revenue has and may in the future decline as less patients visit their doctors during periods of social distancing. Further, a recession or prolonged economic contraction as a result of the COVID-19 pandemic could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere which may continue even after the pandemic. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

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

The global outbreak of COVID-19 continues to rapidly evolve. We have taken steps intended to mitigate the effects of the pandemic and to protect our global workforce including, but not limited to: moving a significant portion of our workforce to remote operations when and as needed, enacting social distancing and hygiene guidelines set forth by the Centers for Disease Control and Prevention and World Health Organization at our offices, providing a vaccination program at our global offices, and discontinuing company travel and events, among others. Although we believe we have taken the appropriate actions, we cannot guarantee that these measures will mitigate all or any negative effects of the pandemic. The prolonged impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the ongoing pandemic will have on our business, results of operations and financial condition, including the uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and the governmental responses to the pandemic. However, we will continue to monitor the COVID-19 situation closely and are committed to continuing to make appropriate changes as and when needed.

We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

The market for practice management, healthcare IT solutions and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and Greenway Medical Technologies, Inc., all of which may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Many of our competitors have longer operating histories, greater brand recognition and greater financial marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and consolidation in both the information technology and healthcare industries. Competitors may introduce products or services that render our products or services obsolete or less marketable. Even if our products and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive products or services to our products and services. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

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

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 3,400 employees in our Offshore Offices. Approximately 99% of our offshore employees are in our Pakistan Offices and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in our Pakistan Offices, and our ability to maintain our offshore offices, is an essential element of our business model, as the labor costs where our Pakistan Offices are located are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in our Pakistan Offices are negatively impacted.

Pakistan and Sri Lanka have in the past experienced and could in the future continue to experience periods of political and social unrest, war and acts of terrorism. Our operations in our offshore locations may be negatively impacted by these and a number of other factors, including currency fluctuations, cost of labor and supplies, power grid and infrastructure issues, vandalism, and changes in local law, as well as laws within the United States relating to these countries. Client mandates or preferences for onshore service providers may also adversely impact our business model. Our operations in our Offshore Offices may also be affected by trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our highly educated workforce, particularly in our Pakistan Offices, we may be unable to provide our products and services at attractive prices, and our business would be materially and negatively impacted or discontinued.

We believe that the labor costs in our Offshore Offices are approximately 11% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

Under most of our RCM customer contracts, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the ACA or decreased medical appointments during COVID-19;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inactions reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

We have incurred operating losses and net losses, and we may not be able to achieve or subsequently maintain profitability in the future.

While we recognized net income of approximately $2.8 million for the year ended December 31, 2021, we incurred a net loss of $8.8 million for the year ended December 31, 2020. Our net income and net loss for the years ended December 31, 2021 and 2020, respectively, include approximately $8.9 million and $8.1 million of non-cash amortization expense of purchased intangible assets, respectively.

We may not succeed in achieving the efficiencies we anticipate from our acquisitions and possible future acquisitions, including moving sufficient labor to our offshore locations to offset increased costs resulting from these acquisitions, and we may continue to incur losses in future periods. We incur additional operating expenses as a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology, sales and marketing, infrastructure, facilities and other resources as we seek to grow, thereby incurring additional costs. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur losses in the future and may not be able to achieve or maintain profitability.

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

If we lose the services of Mahmud Haq as Executive Chairman, A. Hadi Chaudhry as Chief Executive Officer and President, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Executive Chairman, and A. Hadi Chaudhry, our Chief Executive Officer and President. Mr. Haq is instrumental in managing our offshore operations in our Pakistan Offices and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in our Pakistan Offices, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

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

Claims by others that we infringe or may infringe on their intellectual property could force us to incur significant costs or revise the way we conduct our business.

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

In addition, contentions by a third party such as a vendor or partner that we may pose a threat to their intellectual property can disrupt our ability to work with such party and/or our customers who rely upon that third party’s product or services. Withdrawal of participation by key vendors or partners would cause a disruption of services to our clients and a loss of customers, which could negatively affect our business and financial performance.

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

Our proprietary software or service delivery platform (including the platforms we acquired) may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

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

Our physicians have relied on our platforms (including the platform we acquired) as being certified by the Office of the National Coordinator for Health Information Technology (“ONC”). If this certification were to be challenged, we might face liability related to any incentive that the physicians received in reliance upon such certification.

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

Our information technologies and systems are vulnerable to damage or interruption from various causes, including acts of God and other natural disasters, war and acts of terrorism and power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. Our customers’ data, including patient health records, reside on our own servers located in the U.S., and our Offshore Offices. Although we conduct business continuity planning to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at our data centers, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

We provide content for use by healthcare providers in treating patients. This content includes, among other things, patient education materials, coding and drug databases developed by third parties, and prepopulated templates providers can use to document visits and record patient health information. If content in the third-party databases we use is incorrect or incomplete, adverse consequences, including death, may give rise to product liability and other claims against us. A court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our solutions, exposes us to personal injury liability, or other liability for wrongful delivery or handling of healthcare services or erroneous health information. Our liability insurance coverage may not be adequate or continue to be available on acceptable terms, if at all. A claim brought against us that is uninsured or under-insured could harm our business. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, this year the Company is required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended and has engaged its independent registered public accounting firm to perform an evaluation of its internal controls over financial reporting.

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

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause the price of our common stock and preferred stock to decline. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls, it may negatively impact our business, results of operations and reputation. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

We identified a material weakness in our internal controls over financial reporting related to a non-routine transaction.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We identified a material weakness in our internal control over financial reporting related to lack of controls over the completeness and accuracy of key inputs related to the measurement of a non-routine transaction. We did not properly implement controls over the precision of management’s review of certain key inputs relating to this transaction.We will be implementing remediation steps to improve our internal control over financial reporting. We cannot be certain that the measures we have taken, and will take in the future, to remediate this material weakness will be sufficient to control deficiencies with respect to non-routine transactions. In the event we are unable to sufficiently remediate this existing, or any future, material weakness in our internal controls over financial reporting, the accuracy and timing of our financial reporting may be negatively impacted, and as a result we may be unable to maintain compliance with securities laws and investors may lose confidence in the accuracy and completeness of our financial reports, leading to a decline in the market value of our securities.

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

Further, our ability to provide our telehealth services in each state is dependent upon a state’s treatment of telehealth and emerging technologies (such as digital health services), which are subject to changing political, regulatory and other influences. Many states have laws that limit or restrict the practice of telehealth, such as laws that require a provider to be licensed and/or physically located in the same state where the patient is located. For example, California, Massachusetts, and Oregon, among others, are not members of the Interstate Medical Licensure Compact, which streamlines the process by which physicians licensed in one state are able to practice in other participating states. Failure to comply with these laws could result in denials of reimbursement for services (to the extent such services are billed), recoupments of prior payments, professional discipline for providers or civil or criminal penalties.

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

Mahmud Haq currently controls 30.1% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 30.1% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and in the Delaware General Corporation Law (“DGCL”) may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt, which is opposed by management and the Board of Directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We have a staggered Board of Directors that makes it difficult for stockholders to change the composition of the Board of Directors in any one year. Further, our amended and restated certificate of incorporation provides for the removal of a director only for cause upon the affirmative vote of the holders of at least 50.1% of the outstanding shares entitled to cast their vote for the election of directors, which may discourage a third party from making a tender offer or otherwise attempting to obtain control of us. These and other anti-takeover provisions could substantially impede the ability of public stockholders to change our management and Board of Directors. Such provisions may also limit the price that investors might be willing to pay for shares of our Preferred Stock in the future.

Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 5,299,227 shares have been issued as of December 31, 2021. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. As a “smaller reporting company” in 2021 and previous years, we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. For the year ended December 31, 2021, we are required to have our independent registered public accounting firm attest the effectiveness of our internal control over financial reporting, and the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

While we have ceased being an emerging growth company as of December 31, 2019, many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings are still less than they would be if we were not considered a smaller reporting company. Specifically, similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their fillings and have certain other decreased disclosure obligations in their SEC filings. Our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemption available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Shares of Our Preferred Stock

Our Series A and Series B preferred stock (“Preferred Stock”) ranks junior to all of our indebtedness and other liabilities.

Our Series A Preferred Stock ranks pari passu to our Series B Preferred Stock with respect to the distribution of assets upon our liquidation, dissolution or winding-up of our affairs. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Preferred Stock. Also, the Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Preferred Stock. At December 31, 2021, our total liabilities (excluding contingent consideration) equaled approximately $39.8 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Preferred Stock. Our Credit Agreement with Silicon Valley Bank (“SVB”) restricts the payment of dividends in the event of any event of default, including failure to meet certain financial covenants. There can be no assurance that we will remain in compliance with the SVB Credit Agreement, and if we default, we may be contractually prohibited from paying dividends on the Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Preferred Stock and may result in dilution to owners of the Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Preferred Stock and will dilute the value of their holdings.

We may not be able to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities), and to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, SVB, which include, among other things, generating adjusted EBITDA or complying with a minimum liquidity ratio at times when we are utilizing our line of credit. If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, including restricting us from making dividend payments.

Further, notwithstanding these factors, we may not have sufficient cash to pay dividends on the Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this document, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition, remaining in compliance with our affirmative and negative loan covenants with SVB, which we may be unable to do in the future, and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

We may issue additional shares of Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

We are allowed to issue additional shares of Preferred Stock and additional series of preferred stock that would rank equal to or below the Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our amended and restated certificate of incorporation and the certificate of designations relating to the Preferred Stock without any vote of the holders of the Preferred Stock. Upon the affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock (voting together as a class with all other series of parity preferred stock we may issue upon which like voting rights have been conferred and are exercisable), we are allowed to issue additional series of preferred stock that would rank above the Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or the winding up of our affairs pursuant to our amended and restated certificate of incorporation and the certificate of designations relating to the Preferred Stock. The issuance of additional shares of Preferred Stock and additional series of preferred stock could have the effect of reducing the amounts available to the Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Preferred Stock if we do not have sufficient funds to pay dividends on all Preferred Stock outstanding and other classes or series of stock with equal priority with respect to dividends.

Also, although holders of Preferred Stock are entitled to limited voting rights with respect to the circumstances under which the holders of Preferred Stock are entitled to vote, the Preferred Stock votes separately as a class along with all other series of our preferred stock that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Preferred Stock may be significantly diluted, and the holders of such other series of preferred stock that we may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Preferred Stock.

One of the factors that influences the price of the Preferred Stock is the dividend yield on the Preferred Stock (as a percentage of the market price of each class of the Preferred Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Preferred Stock to materially decrease.

Holders of the Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.

Distributions paid to corporate U.S. holders of the Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have such accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Preferred Stock might decline.

Our Preferred Stock has not been rated.

We have not sought to obtain a rating for the Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Preferred Stock. Also, we may elect in the future to obtain a rating for the Preferred Stock, which could adversely affect the market price of the Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Preferred Stock.

We may redeem the Series A Preferred Stock at any time, including 800,000 shares of Series A Preferred Stock that we intend to redeem on March 18, 2022, and may redeem the Series B Preferred Stock after February 15, 2024.

Since November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. On February 15, 2022, we gave notice of our intention to redeem 800,000 shares of the Series A Preferred Stock on March 18, 2022 in accordance with our amended and restated certificate of designations for the Series A Preferred Stock. Starting February 15, 2024, we may at our option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, paying a small premium if we choose to redeem any Series B Preferred Stock prior to February 15, 2027. Also, upon the occurrence of a change of control, we may, at our option, redeem the Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Preferred Stock. If we redeem the Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Preferred Stock, the shares of Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption. The Company also intends to allow holders of the Series A Preferred Stock in the future to exchange their shares of the Series A Preferred Stock into an equivalent number of shares of the Series B Preferred Stock.

The market price of our Preferred Stock is variable and could be substantially affected by various factors.

The market price of our Preferred Stock could be subject to wide fluctuations in response to numerous factors. These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Preferred Stock;
●	trading prices of similar securities;
●	our history of timely dividend payments;
●	the annual yield from dividends on the Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	our financial condition, performance and prospects of our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
●	our issuance of additional preferred equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

A holder of Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 30.1% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Preferred Stock.

Voting rights for holders of the Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our Board of Directors, subject to limitations, in the event that eighteen monthly dividends (whether or not consecutive) payable on the Preferred Stock are in arrears, and with respect to voting on amendments to our articles of incorporation or articles of amendment relating to the Preferred Stock that materially and adversely affect the rights of the holders of Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Preferred Stock. Other than the limited circumstances and except to the extent required by law, holders of Preferred Stock do not have any voting rights.

The Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

The Preferred Stock is not convertible into the common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of our Preferred Stock. The market value of the Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Preferred Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2021 we lease approximately 152,000 square feet of office space in approximately 16 locations throughout the U.S., with lease terms that are typically five years or less. We also lease approximately 47,000 square feet for five pediatric offices in the Midwest, with leases that will expire between January 2022 and April 2036. The Company entered into a lease in Ohio for a newly built 8,000 square feet pediatric office space in February 2021 with a lease term of 15 years.

We leased approximately 48,000 square feet of office space and computer server facilities in Islamabad, Pakistan, which expired in December 2021. We lease approximately 18,000 square feet of land where we constructed modular buildings used for office space and computer server facilities in Islamabad, Pakistan for three years expiring on September 30, 2024, with the first two years under a non-cancellable lease. The Company also leases office space in Bagh and Karachi, Pakistan, and in Sri Lanka, which lease expires in March 2022. This lease will be renewed for an additional year at expiration.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPRWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. On appeal, the Company and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates, Inc. (“MPMA”) under such agreement, and any agreement to arbitrate disputes arising under such agreement did not apply to the Company or MAC as RPRWC terminated the agreement before the APA took effect. On January 30, 2019, the parties conducted oral arguments before the Appellate Court.

On April 23, 2019, the Appellate Division affirmed in part and reversed in part the trial court’s order. The Appellate Division upheld the portion of the trial court’s order requiring MAC to participate in the arbitration based on the trial court’s finding that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division reversed the trial court’s order requiring the Company to participate in the arbitration on the grounds that insufficient facts had been provided by Randolph Pain from which the court could conclude the Company was required to participate in the arbitration. As a result, the Appellate Division remanded the issue of whether Company is required to participate in the arbitration back to the trial court for further proceedings.

The parties completed discovery in the remanded matter on November 29, 2019, and thereafter both the Company and RPRWC filed cross-motions for summary judgment in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted the Company’s cross-motion for summary judgment. The Chancery Court held that the Company cannot be compelled to participate in the Arbitration. RPRWC has informed the Company that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPWC and MAC. In its arbitration demand RPRWC alleges that MPMA, a subsidiary of MediGain, LLC, breached the terms of the billing services agreement the parties had entered into and sought compensatory damages of $6.6 million and costs.

On May 28, 2020, the arbitrator handling the matter conducted a scheduling conference with the parties in order to establish deadlines for the parties to exchange discovery requests and responses. During the conference the arbitrator directed RPRWC to produce statement of damages on which it bases its claim. RPRWC disclosed its statement of damages to MAC on June 12, 2020. RPRWC’s June 12, 2020 statement of damages increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. At this time, RPRWC has not provided any evidence to support its increased claim for damages. RPRWC recently served expert reports in this matter. Plaintiff’s expert analyzed only a minute portion of the claims alleged to have been mishandled and then extrapolated damages to be in the range of $9.8 million to $10.8 million; however, this is unrealistically based on an alleged 90-100% collection rate on charges. MAC is preparing rebuttal expert reports to be submitted shortly. Currently, the arbitration hearing is scheduled for April 2022.

While the allegations of breach of contract made by RPRWC are the subject of the ongoing legal proceedings, MAC believes RPRWC’s allegations lack merit on numerous grounds. The Company and MAC plan to vigorously defend against RPRWC’s claim and in the event of a loss, if any, they anticipate the loss to be substantially less than the amount claimed.

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

Common Stockholders

As of February 28, 2022, there were approximately 7,800 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Sales of Unregistered Securities

There was no sale of unregistered equity securities during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2021.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2021, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	331,039	1,191,383
Equity compensation plan approved by security holders - preferred shares	34,000	320,065
Total	365,039	1,511,448

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2021 and 2020 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

The Company is a healthcare information technology company that provides Software-as-a-Service offerings (“SaaS”) and technology-enabled business solutions, which are often bundled, but are occasionally provided individually, together with related business services to healthcare providers and hospitals throughout the United States. Our integrated SaaS platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are often bundled but are occasionally provided individually, including:

○	EHRs, which are easy to use, integrated with our business services or offered as Software-as-a-Service (“SaaS”) solutions, and allow our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork;
○	PM software and related tools, which support our clients’ day-to-day business operations and workflows;
○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;
○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;
○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies;
○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;
○	RCM services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system; and
○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

Our offshore operations in Pakistan and Sri Lanka together accounted for approximately 11% and 10% of total expenses for the years ended December 31, 2021 and 2020, respectively. A significant portion of those expenses were personnel-related costs (approximately 80% and 79% of foreign costs for the years ended December 31, 2021 and 2020, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax provision (benefit) or the cash requirements to pay our taxes;
●	Interest expense or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign exchange (gains) and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Loss on lease termination, impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	($ in thousands)
Net revenue	$139,599	$105,122

GAAP net income (loss)	2,836	(8,813)

Provision for income taxes	157	103
Net interest expense	440	446
Foreign exchange loss / other expense	241	71
Stock-based compensation expense	5,396	6,502
Depreciation and amortization	12,195	9,905
Transaction and integration costs	1,364	2,694
Loss on lease termination, impairment and unoccupied lease charges	2,005	963
Change in contingent consideration	(2,515)	(1,000)
Adjusted EBITDA	$22,119	$10,871

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Loss on lease termination, impairment and unoccupied lease charges; and
●	Changes in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	($ in thousands)
Net revenue	$139,599	$105,122

GAAP net income (loss)	2,836	(8,813)
Provision for income taxes	157	103
Net interest expense	440	446
Other expense (income) - net	96	(7)
GAAP operating income (loss)	3,529	(8,271)
GAAP operating margin	2.5%	(7.9%)

Stock-based compensation expense	5,396	6,502
Amortization of purchased intangible assets	8,880	8,127
Transaction and integration costs	1,364	2,694
Loss on lease termination, impairment and unoccupied lease charges	2,005	963
Change in contingent consideration	(2,515)	(1,000)
Non-GAAP adjusted operating income	$18,659	$9,015
Non-GAAP adjusted operating margin	13.4%	8.6%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign exchange (gains) and losses and other non-operating expenses;
●	Stock-based compensation expense and cash-settled awards, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees, exit costs related to contractual agreements;
●	Loss on lease termination, impairment and unoccupied lease charges;
●	Changes in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income (loss) to non-GAAP adjusted net income for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	($ in thousands except for per share amounts)
GAAP net income (loss)	$2,836	$(8,813)

Foreign exchange loss / other expense	241	71
Stock-based compensation expense	5,396	6,502
Amortization of purchased intangible assets	8,880	8,127
Transaction and integration costs	1,364	2,694
Loss on lease termination, impairment and unoccupied lease charges	2,005	963
Change in contingent consideration	(2,515)	(1,000)
Income tax expense (benefit) related to goodwill	290	(85)
Non-GAAP adjusted net income	$18,497	$8,459

	December 31,
	2021	2020
GAAP net loss attributable to common shareholders, per share	$(0.77)	$(1.79)
Impact of preferred stock dividend	0.96	1.13
Net income (loss) per end-of-period share	0.19	(0.66)

Foreign exchange loss / other expense	0.02	0.01
Stock-based compensation expense	0.36	0.49
Amortization of purchased intangible assets	0.60	0.60
Transaction and integration costs	0.09	0.20
Loss on lease termination, impairment and unoccupied lease charges	0.13	0.07
Change in contingent consideration	(0.17)	(0.07)
Income tax expense (benefit) related to goodwill	0.02	(0.01)
Non-GAAP adjusted earnings per share	$1.24	$0.63

End-of-period common shares	14,916,842	13,380,245
In-the-money warrants and outstanding unvested RSUs	684,528	3,392,575
Total fully diluted shares	15,601,370	16,772,820
Non-GAAP adjusted diluted earnings per share	$1.19	$0.50

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of December 31, 2021 and 2020. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Consolidated Statements of Operations Data

	Years ended December 31,
	2021	2020	2019	2018	2017
	($ in thousands, except per share data)
Net revenue	$139,599	$105,122	$64,439	$50,546	$31,811
Operating expenses:
Direct operating costs	86,918	64,821	41,186	31,253	17,679
Selling and marketing	8,786	6,582	1,522	1,612	1,106
General and administrative	24,273	22,811	17,912	16,264	11,738
Research and development	4,408	9,311	871	1,029	1,082
Change in contingent consideration	(2,515)	(1,000)	(344)	73	152
Depreciation and amortization	12,195	9,905	3,006	2,854	4,300
Loss on lease termination, impairment and unoccupied lease charges	2,005	963	219	-	276
Total operating expenses	136,070	113,393	64,372	53,085	36,333

Operating income (loss)	3,529	(8,271)	67	(2,539)	(4,522)

Interest expense - net	(440)	(446)	(121)	(250)	(1,307)
Other (expense) income - net	(96)	7	(625)	494	332
Income (loss) before provision for income taxes	2,993	(8,710)	(679)	(2,295)	(5,497)
Income tax provision (benefit)	157	103	193	(157)	68
Net income (loss)	$2,836	$(8,813)	$(872)	$(2,138)	$(5,565)
Preferred stock dividend	14,052	13,877	6,386	4,824	2,030
Net loss attributable to common shareholders	$(11,216)	$(22,690)	$(7,258)	$(6,962)	$(7,595)
Weighted average common shares outstanding basic and diluted	14,541,061	12,678,845	12,087,947	11,721,232	11,010,432
Net loss per common share: basic and diluted	$(0.77)	$(1.79)	$(0.60)	$(0.59)	$(0.69)

Consolidated Balance Sheet Data

	As of December 31,
	2021	2020	2019	2018	2017
	($ in thousands)
Cash	$10,340	$20,925	$19,994	$14,472	$4,362
Working capital - net (1)	5,997	15,795	19,823	17,916	4,608
Total assets	140,848	137,999	56,402	47,623	25,526
Long-term debt	20	41	83	222	121
Shareholders’ equity	97,931	101,245	42,837	38,870	20,250

(1) Working capital-net is defined as current assets less current liabilities.

Other Financial Data

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles, or GAAP, with adjusted EBITDA, (previously defined), a non-GAAP financial measure of earnings.

	Years ended December 31,
	2021	2020	2019	2018	2017
	($ in thousands)
Adjusted EBITDA	$22,119	$10,871	$8,101	$4,802	$2,291

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	($ in thousands, except per share data)
Net revenue	$37,462	$38,304	$34,065	$29,768	$32,037	$31,639	$19,579	$21,867
Operating expenses:
Direct operating costs	24,200	24,124	20,534	18,060	18,979	19,719	12,556	13,567
Selling and marketing	2,317	2,375	2,204	1,890	1,805	1,571	1,625	1,581
General and administrative	6,459	5,921	6,269	5,624	5,634	6,191	5,393	5,593
Research and development	81	488	1,813	2,026	2,465	2,367	2,146	2,333
Change in contingent consideration	(2,515)	-	-	-	(500)	(500)	-	-
Depreciation and amortization	2,689	3,547	3,128	2,831	2,961	3,206	2,405	1,333
Loss on lease termination, impairment and unoccupied lease charges	340	424	223	1,018	282	320	63	298
Total operating expenses	33,571	36,879	34,171	31,449	31,626	32,874	24,188	24,705

Operating income (loss)	3,891	1,425	(106)	(1,681)	411	(1,235)	(4,609)	(2,838)

Interest expense - net	(176)	(87)	(113)	(64)	(94)	(130)	(142)	(80)
Other (expense) income - net	(16)	(65)	205	(220)	(77)	(247)	(114)	445
Income (loss) before provision (benefit) for income taxes	3,699	1,273	(14)	(1,965)	240	(1,612)	(4,865)	(2,473)
Income tax provision (benefit)	177	(232)	213	(1)	85	62	(74)	30
Net income (loss)	$3,522	$1,505	$(227)	$(1,964)	$155	$(1,674)	$(4,791)	$(2,503)

Preferred stock dividend	3,644	3,642	3,638	3,128	3,727	4,230	3,277	2,643
Net loss attributable to common shareholders	$(122)	$(2,137)	$(3,865)	$(5,092)	$(3,572)	$(5,904)	$(8,068)	$(5,146)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.15)	$(0.27)	$(0.36)	$(0.27)	$(0.47)	$(0.65)	$(0.42)

Adjusted EBITDA	$6,098	$6,674	$5,656	$3,691	$5,702	$4,213	$191	$765

Reconciliation of net income (loss) to adjusted EBITDA

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by year.

	Years ended December 31,
	2021	2020	2019	2018	2017
	($ in thousands)
Net income (loss)	$2,836	$(8,813)	$(872)	$(2,138)	$(5,565)
Depreciation	1,927	1,354	909	689	634
Amortization	10,268	8,551	2,097	2,165	3,666
Foreign exchange loss (gain) / other expense	241	71	827	(435)	(249)
Interest expense - net	440	446	121	250	1,307
Income tax provision (benefit)	157	103	193	(157)	68
Stock-based compensation expense	5,396	6,502	3,216	2,464	1,487
Transaction and integration costs	1,364	2,694	1,735	1,891	515
Loss on lease termination, impairment and unoccupied lease charges	2,005	963	219	-	276
Change in contingent consideration	(2,515)	(1,000)	(344)	73	152
Adjusted EBITDA	$22,119	$10,871	$8,101	$4,802	$2,291

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by quarter.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	($ in thousands)
Net income (loss)	$3,522	$1,505	$(227)	$(1,964)	$155	$(1,674)	$(4,791)	$(2,503)
Depreciation	446	488	533	460	409	383	287	275
Amortization	2,243	3,059	2,595	2,371	2,553	2,823	2,118	1,058
Foreign exchange loss (gain) / other expense	73	70	(146)	244	87	296	111	(424)
Interest expense - net	176	87	113	64	94	130	142	80
Income tax provision (benefit)	177	(232)	213	(1)	85	62	(74)	30
Stock-based compensation expense	1,390	1,004	1,735	1,267	1,551	1,763	1,881	1,307
Transaction and integration costs	246	269	617	232	986	609	454	644
Loss on lease termination, impairment and unoccupied lease charges	340	424	223	1,018	282	321	63	298
Change in contingent consideration	(2,515)	-	-	-	(500)	(500)	-	-
Adjusted EBITDA	$6,098	$6,674	$5,656	$3,691	$5,702	$4,213	$191	$765

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

Providers and Practices Served: As of December 31, 2021 and 2020, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 practices. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2021 and 2020 were 91% and 83%, respectively.

Sources of Revenue

Revenue: We primarily derive our on-going revenues from technology-enabled business solutions, reported in our Healthcare IT segment, which is typically billed as a percentage of payments collected by our customers. The fee for our services includes the ability to use our EHR and practice management software as well as RCM as part of the bundled fee. These services accounted for approximately 76% and 84% of our revenues during the years ended December 31, 2021 and 2020, respectively. This includes customers utilizing our proprietary product suites, as well as customers from acquisitions of RCM companies which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. It also includes Software-as-a-Service (“SaaS”) fees, for clients not utilizing revenue cycle management services. When clients utilize our revenue cycle management services, basic SaaS services are included at no additional charge. Revenue is also generated from coding, credentialing, indexing, transcription and other ancillary services.

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation, consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. Revenue is recorded monthly on either a time and materials or a fixed rate basis for each contract.

We also generate revenue from our printing and mailing, group purchasing services and medical practice management services.

We earned approximately 1% of our revenue from group purchasing services during the years ended December 31, 2021 and 2020. We earned approximately 8% and 11% of our revenue from medical practice management services, including reimbursement of certain costs plus a percentage of the operating profit, during the years ended December 31, 2021 and 2020, respectively. We began providing practice management services and group purchasing services on July 1, 2018.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers and the patients of the three managed medical practices, claims processing costs, and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Operations in our Offshore Offices together accounted for approximately 11% and 10% of direct operating costs for the years ended December 31, 2021 and 2020, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses.

Research and Development Expense. Research and development expense consists primarily of personnel-related costs and third-party contractor costs as well as hosting services used in development of software.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, occupancy and insurance, software license fees and outside professional fees. Our Offshore Offices accounted for approximately 17% and 15% of general and administrative expenses for the years ended December 31, 2021 and 2020, respectively.

Change in Contingent Consideration. Contingent consideration represents the portion of consideration payable to the sellers of some of our acquisitions, the amount of which is based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration is adjusted to fair value at the end of each reporting period.

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

Loss on lease termination, Impairment and Unoccupied Lease Charges. Loss on lease termination represents the write-off of leasehold improvements as the result of an early lease termination. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company is marketing the unused space for sub-lease. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

Interest and Other Income (Expense). Interest expense consists of interest costs and loan origination costs related to our working capital line of credit and amounts due in connection with acquisitions, offset by interest income. Our other income (expense) results primarily from foreign currency transaction gains (losses). There were foreign exchange gains of $16,000 and $14,000 for the years ended December 31, 2021 and 2020, respectively.

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company reported GAAP earnings in 2021, it incurred losses historically and there is uncertainty regarding future US taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2021 and December 31, 2020. Effective January 1, 2018, there is a global intangible low-taxed income (“GILTI”) tax. Companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

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

Revenue is recognized as the performance obligations are satisfied. We derive revenue from five primary sources: technology-enabled business solutions, professional services, printing and mailing services, group purchasing services and medical practice management services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain a single performance obligation. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual price for the service, which is consistent with the stand-alone selling price.

Technology-enabled business solutions:

Our technology-enabled business solutions include our revenue cycle management and SaaS services. Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. CareCloud typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include use of practice management software and related tools (on a software-as-a-service (“SaaS”) basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

Professional services:

Revenues from professional services are recorded as the services are provided as the performance obligations are satisfied over time. Revenue is recorded based on the number of hours incurred and the agreed-upon hourly rate. Invoicing is performed at the end of each month.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2021 or 2020.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	December 31,
	2021	2020
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	62.3%	61.7%
Selling and marketing	6.3%	6.3%
General and administrative	17.4%	21.7%
Research and development	3.2%	8.9%
Change in contingent consideration	(1.8%)	(1.0%)
Depreciation and amortization	8.7%	9.4%
Loss on lease termination, impairment and unoccupied lease charges	1.4%	0.9%
Total operating expenses	97.5%	107.9%

Operating income (loss)	2.5%	(7.9%)

Interest expense - net	0.3%	0.4%
Other (expense) income - net	(0.1%)	0.0%
Income (loss) before income taxes	2.1%	(8.3%)
Income tax provision	0.1%	0.1%
Net income (loss)	2.0%	(8.4%)

Comparison of 2021 and 2020

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Net revenue	$139,599	$105,122	$34,477	33%

Net revenue. Net revenue of $139.6 million for the year ended December 31, 2021 increased by $34.5 million or 33% from revenue of $105.1 million for the year ended December 31, 2020. Total revenue for the year ended December 31, 2021 included approximately $71.4 million from customers acquired in the CCH and Meridian acquisitions and approximately $15.9 million from the medSR acquisition. The year 2021 includes a full year of revenue from the Meridian acquisition. Revenue for the year ended December 31, 2021 includes $105.5 million relating to technology-enabled business solutions, $19.0 million related to professional services, $12.5 million for practice management services and $2.6 million from printing and mailing and group purchasing services.

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Direct operating costs	$86,918	$64,821	$22,097	34%
Selling and marketing	8,786	6,582	2,204	33%
General and administrative	24,273	22,811	1,462	6%
Research and development	4,408	9,311	(4,903)	(53%)
Change in contingent consideration	(2,515)	(1,000)	(1,515)	(152%)
Depreciation	1,927	1,354	573	42%
Amortization	10,268	8,551	1,717	20%
Loss on lease termination, impairment and unoccupied lease charges	2,005	963	1,042	108%
Total operating expenses	$136,070	$113,393	$22,677	20%

Direct Operating Costs. Direct operating costs of $86.9 million for the year ended December 31, 2021 increased by $22.1 million or 34% from direct operating costs of $64.8 million for the year ended December 31, 2020. Salary costs increased by $15.3 million primarily as a result of the medSR and Meridian acquisitions. Outsourcing and other customer processing costs increased by $7.4 million, outside consultant costs decreased by $326,000 and facility costs decreased by $173,000.

Selling and Marketing Expense. Selling and marketing expense of $8.8 million for the year ended December 31, 2021 increased by $2.2 million or 33% from selling and marketing expense of $6.6 million for the year ended December 31, 2020. The increase was primarily related to additional emphasis on sales and marketing activities in CareCloud Health and medSR.

General and Administrative Expense. General and administrative expense of $24.3 million for the year ended December 31, 2021 increased by $1.5 million or 6% from general and administrative expense of $22.8 million for the year ended December 31, 2020. Salary costs increased by $440,000 as a result of the medSR acquisition.

Research and Development Expense. Research and development expense of $4.4 million for the year ended December 31, 2021 decreased by $4.9 million or 53% from research and development expense of $9.3 million in the prior year. The decrease resulted from an increase in internally developed software projects which were capitalized and use of offshore resources for software maintenance which is expensed.

Change in Contingent Consideration. The change of $2.5 million and $1.0 million for the years ended 2021 and 2020, respectively, relates to changes in the fair value of the contingent consideration.

Depreciation. Depreciation of $1.9 million for the year ended December 31, 2021 increased by $573,000 or 42% from depreciation of $1.4 million for the year ended December 31, 2020, primarily as a result of additional property and equipment purchases and the property and equipment obtained from the medSR and Meridian acquisitions.

Amortization Expense. Amortization expense of $10.3 million for the year ended December 31, 2021 increased by $1.7 million or 20% from amortization expense of $8.6 million for the year ended December 31, 2020. The increase was primarily related to the intangible assets acquired from the medSR and Meridian acquisitions.

Loss on lease termination, Impairment and Unoccupied Lease Charges. Loss on lease termination represents the write-off of leasehold improvements as the result of an early lease termination. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company is marketing the unused space for sub-lease. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Interest income	$15	$42	$(27)	(64%)
Interest expense	(455)	(488)	33	7%
Other (expense) income - net	(96)	7	(103)	(1,471%)
Income tax provision	157	103	(54)	(52%)

Interest Income. Interest income of $15,000 for the year ended December 31, 2021 decreased by $27,000 or 64% from interest income of $42,000 for the year ended December 31, 2020. Interest income primarily represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $455,000 for the year ended December 31, 2021 decreased by $33,000 or 7% from interest expense of $488,000 for the year ended December 31, 2020. Interest expense also includes the amortization of deferred financing costs which was approximately $200,000 and $180,000 during the years ended December 31, 2021 and 2020, respectively.

Other (Expense) Income - net. Other expense - net was $96,000 for the year ended December 31, 2021 compared to other income - net of $7,000 for the year ended December 31, 2020. Included in other (expense) income - net are foreign currency transaction gains (losses) primarily resulting from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

Income Tax Provision. There was a $157,000 provision for income taxes for the year ended December 31, 2021, compared to the provision for income taxes of $103,000 for the year ended December 31, 2020.

The current income tax benefit for the year ended December 31, 2021 was approximately $132,000 compared to a tax provision of $187,000, for the year ended December 31, 2020. In 2021, there was a net operating loss carryback of $285,000 recorded as a result of pre-acquisition losses of Meridian. The balance of the provision for 2021 and for 2020 primarily relates to state minimum taxes and foreign income taxes. The pre-tax income was $3.0 million for the year ended December 31, 2021 and the pre-tax loss was $8.7 million for the year ended December 31, 2020. The Company has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2021 and 2020.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, goodwill from asset acquisitions is tax deductible and amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to be recorded over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2021 and 2020 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the related business is sold.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While the Company had GAAP earnings in 2021 and plans to be profitable in the future and begin utilizing these deferred tax assets, the Company currently lacks sufficient evidence to allow it to release the valuation allowance in 2021 and 2020. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period of release.

As of December 31, 2021, the Company has a total federal NOL carry forward of approximately $274.5 million of which approximately $198.8 million will expire between 2034 and 2037, and the balance of approximately $75.7 million has an indefinite life. Out of the total federal NOL carry forward, approximately $237.6 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $212.1 million, of which $86.5 million relates to the State of New Jersey. These NOLs expire between 2034 and 2040.

Liquidity and Capital Resources

During the year ended December 31, 2021, there was positive cash flow from operations of $13.3 million and at year-end, the Company had $10.3 million in cash and restricted cash and positive working capital of $6.0 million. During the year ended December 31, 2020, there was negative cash flow from operations of approximately $892,000 and at year-end the Company had $20.9 million in cash and positive working capital of $15.8 million. Cash used by operations in 2020 includes $10.3 million used to pay outstanding obligations assumed with the acquisitions of CareCloud and Meridian, which were anticipated at the time of acquisition and factored into the purchase prices. The Company has a revolving line of credit with SVB, and, as of December 31, 2021, there was $8 million balance outstanding. During the year ended December 31, 2021, the Company sold 346,389 shares of common stock and raised $2.7 million in net proceeds after fees and expenses. The exercise of 858,000 warrants resulted in net proceeds of $6.4 million. During the year ended December 31, 2020, the Company sold 1,932,000 shares of Preferred Stock and raised $44.5 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the years presented.

	Year Ended December 31,		Change
	2021	2020	Amount	Percent
	($ in thousands)
Net cash provided by (used in) operating activities	$13,334	$(892)	$14,226	1,595%
Net cash used in investing activities	(23,146)	(31,469)	8,323	26%
Net cash (used in) provided by financing activities	(519)	33,422	(33,941)	(102%)
Effect of exchange rate changes on cash	(254)	(130)	(124)	(95%)
Net (decrease) increase in cash and restricted cash	$(10,585)	$931	$(11,516)	(1,237%)

The income before income taxes was $3.0 million for the year ended December 31, 2021, of which $12.2 million was non-cash depreciation and amortization. The loss before income taxes for the year ended December 31, 2020 was $8.7 million, of which $9.9 million was non-cash depreciation and amortization.

Management continues to focus on the Company’s overall profitability, including growing revenue and managing expenses, and expects that these efforts will continue to enhance our liquidity and financial position. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twenty-four months from the date of financial statements issuance.

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

During the second quarter of 2020, patient volumes decreased due to COVID-19, but returned to near normal levels during the second half of 2020 and have remained fairly consistent since then. The Company did not have any significant employee terminations or furloughs as a result of COVID-19.

Operating Activities

Cash provided by operating activities was $13.3 million and cash used by operating activities was $892,000 during the years ended December 31, 2021 and 2020, respectively. The increase in the net income of $11.6 million included the following changes in non-cash items: increase in depreciation and amortization of $2.5 million, decrease in stock-based compensation of $1.1 million, and an increase in contingent consideration of $1.5 million. Revenue increased by $34.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, and operating expenses increased by $22.7 million for the same period primarily due to the acquisitions of Meridian and medSR.

Accounts receivable increased by $620,000 for the year ended December 31, 2021, compared with a reduction of $394,000 for the year ended December 31, 2020. This excludes the acquired accounts receivable as part of the medSR, CareCloud and Meridian acquisitions. Accounts payable, accrued compensation and accrued expenses increased by $10.4 million during the year ended December 31, 2021, compared with an increase of $11.9 million for the year ended December 31, 2020. While the cash used to pay pre-acquisition accounts payable, accrued compensation and accrued expenses was anticipated at the time of the CareCloud, Meridian and medSR acquisitions, and was considered as part of the purchase prices of these transactions, it is shown as cash used by operations to conform with GAAP.

Investing Activities

Cash used in investing activities during the year ended December 31, 2021 was $23.1 million, a decrease of $8.3 million compared to $31.5 million during the year ended December 31, 2020. The change is due to the Company acquiring CareCloud and Meridian for a cash consideration of $23.7 million during 2020, while in 2021 the Company paid $12.6 million for the acquisitions of medSR. Capitalized software was $7.6 million and $5.2 million during the years ended December 31, 2021 and 2020, respectively.

Financing Activities

Cash used by financing activities during the year ended December 31, 2021 was $519,000, compared to $33.4 million of cash provided for the year ended December 31, 2020. Cash provided by financing activities during 2021 includes $6.4 million of net proceeds from issuing 858,000 shares from the exercise of common stock warrants and $2.7 million of net proceeds after fees and expenses from issuing 346,389 shares of common stock via an “at-the-market” offering, offset by $1.0 million of repayments for debt obligations, and $14.4 million of preferred stock dividends. Cash provided by financing activities during 2020 includes $44.5 million of net proceeds from issuing 1,932,000 shares of preferred stock, offset by $666,000 of repayments for debt obligations, and $11.4 million of preferred stock dividends. There was also $2.1 million of payments to settle the tax withholding obligations in 2021 compared to $2.2 million in 2020. The net proceeds from the line of credit were $8.0 million during the year ended December 31, 2021. There were no borrowings under the revolving line of credit during the year ended December 31, 2020.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2021, talkMD had not yet commenced operations. During September 2021, the Company made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. The aggregate amount advanced was approximately $3,500. We do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles. Additionally, the identified material weakness did not result in any restatements of our previously filed consolidated financial statements or disclosures for any period.

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

Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in COSO to evaluate the effectiveness of internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has performed its assessment according to the guidelines established by COSO. Management excluded medSR from its assessment of internal controls over financial reporting, our most recent acquisition, as it was not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the commencement date and the date of management’s assessment. During 2021, the revenue recorded by the Company for medSR was approximately $15.9 million and the assets acquired were approximately $21.1 million, including goodwill.

Management identified a material weakness in our internal control over financial reporting related to the proper implementation of controls over the precision of management’s review of certain assumptions relating to a non-routine transaction. The material weakness did not result in any identified misstatements to the financial statements as filed, and there were no changes to previously released financial results. However, based on this material weakness, our management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

Management has analyzed the material weakness described above and performed additional analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

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

Grant Thornton, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Remediation Plan for Existing Material Weakness

Our management is committed to remediation of the material weakness described above. The material weakness was due to a lack of controls over the completeness and accuracy of key inputs related to the measurement of a non-routine transaction. Controls will be added to increase the precision of review of the key inputs used for such transactions. It is our belief that these added controls will effectively remediate the existing material weakness. The material weakness will not be considered remediated, however, until the controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2022.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2022 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2021 (“2022 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2021 and 2020
(ii)	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K, as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

(b)	Exhibit Index:

Exhibit Number	Description
2.1	Assignment Agreement dated October 3, 2016, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.2	Strict Foreclosure Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.3	Transition Services Agreement dated October 3, 2016, by and between MTBC Acquisition, Corp., MediGain, LLC and Millennium Practice Management Associates, LLC (filed as Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2016, and incorporated herein by reference).

2.4	First Amendment to Assignment Agreement dated January 3, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 6, 2017, and incorporated herein by reference).

2.5	Second Amendment to Assignment Agreement dated January 23, 2017, by and between the Company, The Prudential Insurance Company of America, and Prudential Retirement Insurance and Annuity Company (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 24, 2017, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2018, and incorporated herein by reference).

2.7	Transition Services Agreement dated June 25, 2018, by and between MTBC, and Orion Healthcorp, Inc. (filed as Exhibit 2.29 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

2.8	Asset Purchase Agreement dated March 27, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2019, and incorporated herein by reference).

2.9	Amended and Restated Asset Purchase Agreement dated April 3, 2019, by and between MTBC-Med, Inc., and Etransmedia Technology, Inc., et. al. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2019, and incorporated herein by reference).

2.10	Agreement and Plan of Merger by and among MTBC, Inc., MTBC Merger Sub, Inc., CareCloud Corporation and Runway Growth Credit Fund Inc., as the Seller’s representative dated January 8, 2020 (filed as Exhibit 2.1 to the Company’s Form 8-K filed on January 8, 2020, and incorporated herein by reference).

2.11	Escrow Agreement dated January 8, 2020 by and among MTBC, Inc., Runway Growth Credit Fund., Inc. and TD Bank (filed as Exhibit 10.17 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

2.12	Stock Purchase Agreement dated June 16, 2020 by and among MTBC, Inc., Origin Holdings, Inc., Meridian Billing Management Co., Origin Holdings, Inc., and GMM II Holdings, LLC, (filed as Exhibit 2.1 to the Company’s Form 8-K on June 17, 2020, and incorporated herein by reference).

2.13	Asset and Stock Purchase Agreement by and among CareCloud Acquisition. Corp., MedMatica Consulting Associates, Inc., and Jerold Howell dated June 1, 2021 (filed as Exhibit 2.1 to the Company’s Form 8-K filed on June 2, 2021, and incorporated herein by reference).

2.14	Non-Competition and Non-Solicitation Agreement by and among Santa Rosa Consulting, Inc., SureTest Holdings, LLC, Laura O’Toole, Mark Scruggs, Raleigh Brewer, Thomas Watford, and CareCloud Acquisition, Corp., dated June 1, 2021 (filed as Exhibit 2.2 to the Company’s Form 8-K filed on June 2, 2021, and incorporated herein by reference).

2.15	Transition Services Agreement by and among CareCloud Acquisition, Corp., MedMatica Consulting Associates, Inc., and Jerold Howell, dated June 1, 2021 (filed as Exhibit 2.3 to the Company’s Form 8-K filed on June 2, 2021 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company dated April 4, 2014 (filed as Exhibit 3.1 to the Company’s Form S-1 filed on September 25, 2018 and incorporated herein by reference).

3.2

Certificate of Amendment of Certificate of Incorporation of the Company dated June 28, 2016 (filed as Exhibit 3.2 to the Company’s Form S-1 filed on September 25, 2018 and incorporated herein by reference).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 18, 2018 (filed as Exhibit 3.6 to the Company’s Form S-1 filed on September 25, 2018 and incorporated herein by reference).

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

3.6	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.7	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.8	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.9	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.10	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.11	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.12	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.13	Seventh Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.14

Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.15	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015, and incorporated herein by reference).

4.3	Form of stock certificate of the 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-A on January 31, 2022 and incorporated herein by reference).

4.4	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.5 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.7	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.6 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Stock issued by the Company on June 16, 2020 with respect to the Meridian transaction (filed as Exhibit 4.7 to the Company’s Form S-1 filed on August 20, 2020, and incorporated herein by reference).

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.8 to the Company’s Form 10-K on February 25, 2021 and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4*	Second Amendment to MTBC, Inc. Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.7	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.8 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and Stephen Snyder dated as of March 23, 2021 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 24, 2021, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of March 23, 2021 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2021, and incorporated herein by reference).

10.11 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.12	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.13	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.14	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.15	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank (filed as Exhibit 10.16 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

10.16	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.17	Joinder and Fifth Loan Modification Agreement dated September 21, 2021, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 22, 2021 and incorporated herein by reference).

10.18	Joinder and Sixth Loan modification Agreement dated January 27, 2022, by and between the Company and SVB.

10.19	Underwriting Agreement dated January 28, 2022 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on January 31, 2022, and incorporated herein by reference).

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: March 14, 2022

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 14, 2022
Mahmud Haq	Executive Chairman and Director

/s/ A. Hadi Chaudhry		March 14, 2022
A. Hadi Chaudhry	Principal Executive Officer, President and Director

/s/ Bill Korn		March 14, 2022
Bill Korn /s/ Norman Roth	Principal Financial Officer

March 14, 2022
Norman Roth	Principal Accounting Officer

/s/ Stephen Snyder		March 14, 2022
Stephen Snyder	Director

/s/ Anne Busquet		March 14, 2022
Anne Busquet	Director

/s/ Lawrence Sharnak		March 14, 2022
Lawrence Sharnak	Director

/s/ John N. Daly		March 14, 2022
John N. Daly	Director

/s/ Cameron Munter		March 14, 2022
Cameron Munter	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CareCloud, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CareCloud, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2022 expressed an adverse opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of certain intangible assets

As described further in Note 3 to the consolidated financial statements, the Company completed the acquisition of Medmatica Consulting Associates, Inc. (“medSR”), during the year ended December 31, 2021. This transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations, which resulted in the identification and recognition of customer relationships (“the identifiable intangible assets”). The Company used a discounted cash flow model to measure the customer relationship intangible assets. We identified the valuation of the identifiable intangible assets associated with this acquisition as a critical audit matter.

The principal considerations for our determination that the valuation of the identifiable intangible assets as a critical audit matter is the complexity and high degree of subjectivity associated with auditing the Company’s fair value of the identifiable intangible assets. The significant assumptions used to estimate the fair value of the identifiable intangible assets include certain assumptions that form the basis of the future net cash flows such as assumed growth rates, discount rate, economic lives, and customer attrition. These significant assumptions are forward looking and consider anticipated market conditions, which in turn, requires subjective auditor judgement.

Our audit procedures related to the valuation of intangible assets included the following, among others:

●	We evaluated the design and tested the operating effectiveness of the Company’s controls over the valuation of the identifiable intangible assets. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets and contingent consideration, including management’s evaluation of underlying assumptions and estimates used to determine the fair value.

●	We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the appropriateness of the selected valuation methodology for the identifiable intangible assets and evaluating the reasonableness of certain significant assumptions used, including assumed growth rates, discount rate, and customer attrition.

●	We evaluated whether significant assumptions used, including assumed growth rates, discount rate, economic lives, and customer attrition, were reasonable by considering past performance of similar assets, market data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

Valuation of contingent consideration

As described further in Note 3 to the consolidated financial statements, the purchase price of medSR also included contingent consideration that is fair valued as of the acquisition date based on certain profitability and revenue targets being achieved. The Company performed the initial valuation of the contingent consideration upon the acquisition date as well as performed a re-measurement of the contingent consideration as of the December 31, 2021. The Company used a Monte Carlo simulation model to estimate the fair value of the contingent consideration earnout. We identified the valuation of the contingent consideration as a critical audit matter.

The principal considerations for our determination that the valuation of the initial measurement and subsequent re-measurement of contingent consideration as a critical audit matter is the complexity and high degree of subjectivity associated with auditing the Company’s fair value of the contingent consideration due to the complexity of the Monte Carlo simulation model and related assumptions used. The significant assumptions and estimates include the probability the Company will achieve a specified range of revenue, profitability levels, and volatility. These significant assumptions are forward looking and consider anticipated market conditions, which in turn, requires subjective auditor judgement.

Our audit procedures related to the valuation of contingent consideration included the following, among others:

●	We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the appropriateness of the selected valuation methodology and evaluating the reasonableness of certain significant assumptions used to estimate the fair value of the contingent consideration, which include the probability the Company will achieve a specified range of revenue and profitability levels and volatility.

●	We evaluated whether assumptions used, including the probability the Company will achieve a specified range of revenue and profitability levels, by considering past performance of similar assets, market data, current market forecasts, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Iselin, New Jersey

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CareCloud, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CareCloud, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The material weakness was due to a lack of controls over the completeness and accuracy of key inputs related to the measurement of a non-routine transaction.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 14, 2021which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of medSR, Inc. (“medSR”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting $21.1 million and $15.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, medSR was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of medSR.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Iselin, New Jersey

March 14, 2022

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$9,340	$20,925
Restricted cash	1,000	–
Accounts receivable - net	17,006	12,089
Contract asset	4,725	4,105
Inventory	503	399
Current assets - related party	13	13
Prepaid expenses and other current assets	2,972	7,288
Total current assets	35,559	44,819
Property and equipment - net	5,404	4,921
Operating lease right-of-use assets	6,940	7,743
Intangible assets - net	30,778	29,978
Goodwill	61,186	49,291
Other assets	981	1,247
TOTAL ASSETS	$140,848	$137,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,948	$6,461
Accrued compensation	4,251	2,590
Accrued expenses	5,091	8,501
Operating lease liability (current portion)	3,963	4,729
Deferred revenue (current portion)	1,085	1,173
Accrued liability to related party	–	1
Deferred payroll taxes	934	927
Notes payable (current portion)	344	401
Contingent consideration (current portion)	3,090	–
Dividend payable	3,856	4,241
Consideration payable	1,000	–
Total current liabilities	29,562	29,024
Notes payable	20	41
Borrowings under line of credit	8,000	–
Deferred payroll taxes	–	927
Operating lease liability	4,545	6,297
Deferred revenue	341	305
Deferred tax liability	449	160
Total liabilities	42,917	36,754
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares at December 31, 2021 and December 31, 2020; issued and outstanding 5,299,227 and 5,475,279 shares at December 31, 2021 and December 31, 2020, respectively	5	5
Common stock, $0.001 par value - authorized 29,000,000 shares at December 31, 2021 and December 31, 2020; issued 15,657,641 and 14,121,044 shares at December 31, 2021 and December 31, 2020, respectively; 14,916,842 and 13,380,245 shares outstanding at December 31, 2021 and December 31, 2020, respectively	16	14
Additional paid-in capital	131,379	136,781
Accumulated deficit	(31,053)	(33,889)
Accumulated other comprehensive loss	(1,754)	(1,004)
Less: 740,799 common shares held in treasury, at cost at December 31, 2021 and December 31, 2020	(662)	(662)
Total shareholders’ equity	97,931	101,245
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,848	$137,999

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

($ in thousands, except share and per share amounts)

	December 31,
	2021	2020
NET REVENUE	$139,599	$105,122
OPERATING EXPENSES:
Direct operating costs	86,918	64,821
Selling and marketing	8,786	6,582
General and administrative	24,273	22,811
Research and development	4,408	9,311
Change in contingent consideration	(2,515)	(1,000)
Depreciation and amortization	12,195	9,905
Loss on lease termination, impairment and unoccupied lease charges	2,005	963
Total operating expenses	136,070	113,393
OPERATING INCOME (LOSS)	3,529	(8,271)
OTHER:
Interest income	15	42
Interest expense	(455)	(488)
Other (expense) income - net	(96)	7
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,993	(8,710)
Income tax provision	157	103
NET INCOME (LOSS)	$2,836	$(8,813)

Preferred stock dividend	14,052	13,877
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,216)	$(22,690)

Net loss per common share: basic and diluted	$(0.77)	$(1.79)
Weighted-average common shares used to compute basic and diluted loss per share	14,541,061	12,678,845

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

($ in thousands)

	December 31,
	2021	2020
NET INCOME (LOSS)	$2,836	$(8,813)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(750)	(161)
COMPREHENSIVE INCOME (LOSS)	$2,086	$(8,974)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

($ in thousands, except for number of shares)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2020	2,539,325	$2	12,978,485	$13	$69,403	$(25,076)	$(843)	$(662)	$42,837
Net loss	-	-	-	-	-	(8,813)	-	-	(8,813)
Foreign currency translation adjustment	-	-	-	-	-	-	(161)	-	(161)
Issuance of stock under the equity incentive plan	43,954	-	549,210	-	-	-	-	-	-
Issuance of preferred stock, net of fees and expenses	1,932,000	2	-	-	44,541	-	-	-	44,543
Issuance of preferred stock in connection with the CareCloud and Meridian acquisitions	960,000	1	-	-	22,603	-	-	-	22,604
Issuance of warrants in connection with the CareCloud and Meridian acquisitions	-	-	-	-	5,070	-	-	-	5,070
Exercise of common stock warrants	-	-	593,349	1	4,449	-	-	-	4,450
Stock-based compensation, net of cash settlements	-	-	-	-	4,592	-	-	-	4,592
Tax withholding obligations on stock issued to employees	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	(13,877)	-	-	-	(13,877)
Balance - December 31, 2020	5,475,279	$5	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245

Balance - January 1, 2021	5,475,279	$5	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net income	-	-	-	-	-	2,836	-	-	2,836
Foreign currency translation adjustment	-	-	-	-	-	-	(750)	-	(750)
Issuance of stock under the equity incentive plan	39,770	-	332,208	-	-	-	-	-	-
Cancellation of shares held in escrow	(215,822)	-	-	-	-	-	-	-	-
Settlement of contingent liability	-	-	-	-	(4,000)	-	-	-	(4,000)
Sale of common stock	-	-	346,389	1	2,730	-	-	-	2,731
Exercise of common stock warrants	-	-	858,000	1	6,434	-	-	-	6,435
Stock-based compensation, net of cash settlements	-	-	-	-	3,486	-	-	-	3,486
Preferred stock dividends	-	-	-	-	(14,052)	-	-	-	(14,052)
Balance - December 31, 2021	5,299,227	$5	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931

For all years presented, the preferred stock dividends were paid monthly at the rate of $2.75 per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

($ in thousands)

	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$2,836	$(8,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,676	10,134
Lease amortization	3,574	2,889
Deferred revenue	(72)	263
Provision for doubtful accounts	890	369
Provision (benefit) for deferred income taxes	289	(84)
Foreign exchange gain	(16)	(14)
Interest accretion	857	677
Loss (Gain) on sale of assets	172	(5)
Stock-based compensation expense	5,396	6,502
Change in contingent consideration	(2,515)	(1,000)
Adjustment of goodwill	36	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(620)	394
Contract asset	(620)	(300)
Inventory	(104)	92
Other assets	921	(118)
Accounts payable and other liabilities	(10,366)	(11,878)
Net cash provided by (used in) operating activities	13,334	(892)
INVESTING ACTIVITIES:
Purchase of property and equipment	(2,928)	(2,589)
Capitalized software	(7,636)	(5,163)
Cash paid for acquisitions (net)	(12,582)	(23,717)
Net cash used in investing activities	(23,146)	(31,469)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(14,437)	(11,382)
Settlement of tax withholding obligations on stock issued to employees	(2,123)	(2,198)
Repayments of notes payable, net	(1,045)	(666)
Financing costs	(80)	-
Proceeds from exercise of warrants	6,435	4,450
Proceeds from issuance of common stock, net of expenses	2,731	-
Proceeds from line of credit	26,000	19,500
Repayment from line of credit	(18,000)	(19,500)
Settlement of contingent obligation	-	(1,325)
Proceeds from issuance of preferred stock, net of expenses	-	44,543
Net cash (used in) provided by financing activities	(519)	33,422
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(254)	(130)
NET (DECREASE) INCREASE IN CASH	(10,585)	931
CASH - beginning of the period	20,925	19,994
CASH AND RESTRICTED CASH - end of the year	$10,340	$20,925
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock (cancelled) issued in connection with an acquisition	$(4,000)	$24,000
Contingent consideration at fair value at acquisition date	$5,605	$1,000
Vehicle financing obtained	$-	$28
Dividends declared, not paid	$3,856	$4,241
Purchase of prepaid insurance with assumption of note	$967	$668
Warrants issued	$-	$5,070
Escrow recorded as indemnification asset and offsetting accrual	$-	$4,000
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$282	$85
Interest	$103	$165

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.1% of the shares of MTBC Pvt. Ltd. is owned by the founder and Executive Chairman of CareCloud. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the medical practice management business acquired from Orion Healthcorp.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results and financial condition of CareCloud, its wholly-owned subsidiaries; MAC, CPM, its majority-owned subsidiary MTBC Pvt. Ltd, CCH (since January 2020), Meridian Medical Management (since June 2020), medSR (since June 2021) and the subsidiary in Sri Lanka. The non-controlling interest of MTBC Pvt. Ltd. is inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition — We derive revenue from five primary sources: (1) technology-enabled business solutions, (2) professional services, (3) printing and mailing services, (4) group purchasing services and (5) medical practice management services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $3.9 million and $2.1 million of advertising costs for the years ended December 31, 2021 and 2020, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets in the accompanying consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2021 and 2020, the Company capitalized approximately $7.6 million and $5.2 million, respectively, primarily consisting of salaries and payroll-related costs of employees and consultants who devoted time to the development of internal-use software projects.

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

The movement in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 was as follows:

	Year ended December 31,
	2021	2020
	($ in thousands)
Beginning balance	$522	$256
Provision	890	369
Recoveries	69	268
Write-offs	(944)	(371)
Ending balance	$537	$522

Property and Equipment — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets ranging from three to five years. Ordinary maintenance and repairs are expensed as incurred. Depreciation for computers is calculated over three years, while the remaining assets (except leasehold improvements) are depreciated over five years. The Company amortizes leasehold improvements over the lesser of the lease term or the remaining economic life of those assets. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably certain and for which failure to exercise the renewal option would result in an economic penalty to the Company.

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

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2021 and 2020, other than the impairment recorded on right-of-use (“ROU”) assets of approximately $68,000 and $298,000 for the years ended December 31, 2021 and 2020, respectively. In addition, during the year ended December 31, 2021 the Company recorded approximately $774,000 of impairment charges on a vendor contract.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. No impairment charges were recorded during the years ended December 31, 2021 or 2020.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2021 and 2020.

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

Acquisition costs are expensed as incurred. During the years ended December 31, 2021 and 2020, the Company incurred approximately $316,000 and $275,000, respectively, of professional fees related to the acquisitions discussed in Note 3, which are included in general and administrative expenses in the consolidated statements of operations.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2021 and 2020, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2021 and 2020, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the Series A Preferred Stock through February 2022 and also declared a monthly dividend on the Series B Preferred Stock for stockholders of record February 28, 2022. Preferred Stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank (“SVB”).

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

The Company’s contingent consideration is a Level 3 liability and is measured at fair value at the end of each reporting period. The Company has certain financial instruments that are not measured at fair value on a recurring basis. These financial instruments are subject to fair value adjustments only in certain circumstances and include cash, accounts receivable, accounts payable and accrued expenses, borrowings under term loans and line of credit, and notes payable. Due to the short term nature of these financial instruments and that the borrowings bear interest at prevailing market rates, the carrying value approximates the fair value.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other income – net in the consolidated statements of operations and amounted to gains of approximately $16,000 and $14,000 for the years ended December 31, 2021 and 2020, respectively.

Loss on Lease Termination, Impairment and Unoccupied Lease Charges —Loss on lease termination represents the write-off of leasehold improvements as the result of early lease terminations. Impairment charges represent charges recorded for leased facilities no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacated and not being utilized by the Company. The Company is marketing the unused space for sub-lease. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company is in the process of determining if this update will have a significant impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes to reduce complexity in the accounting standards. The amendments consist of the removal of certain exceptions to the general principles of ASC 740 and some additional simplifications. The amendments are not required to be implemented until 2021 for public entities. The Company adopted this guidance effective January 1, 2021. There was no impact on the consolidated financial statements as a result of this standard.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years beginning after December 15, 2022. The Company is in the process of determining if this update will have a significant impact on the consolidated financial statements.

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

A summary of the total consideration is as follows:

medSR Purchase Price

($ in thousands)
Cash	$12,261
Amounts held in escrow	1,571
Contingent consideration	5,605
Total purchase price	$19,437

The Company engaged a third party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from MedMatica. The following table summarizes the purchase price allocation. The Company finalized the purchase price allocation during the fourth quarter of 2021.

The purchase price allocation for medSR is summarized as follows:

($ in thousands)
Accounts receivable	$2,696
Receivable from seller	227
Prepaid expenses	102
Unbilled receivables	2,491
Property and equipment	84
Customer relationships	3,100
Acquired backlog	490
Goodwill	11,931
Accounts payable	(539)
Accrued expenses & compensation	(1,125)
Deferred revenue	(20)
Total purchase price allocation	$19,437

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceeds certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment was approximately $5.6 million as of the acquisition date and this amount has been recorded as part of the purchase price allocation as contingent consideration. At December 31, 2021, the Company determined that the fair value of the contingent consideration was approximately $1.5 million, based in part on the actual operating results for the seven months since the acquisition. The difference has been recorded as a change in contingent consideration in the consolidated statements of operations.

As part of the acquisition, $1.5 million of the purchase price was held in escrow, which represented $500,000 to be paid upon the achievement of agreed-upon revenue and backlog milestones, and the balance to be held for up to 18 months to satisfy certain indemnification obligations. During the third quarter, the initial portion of the escrow was settled whereby $250,000 was paid to the seller and $250,000 was offset against the working capital adjustment. An additional $71,000 that was held in escrow was also paid. The balance of the $1.0 million escrow is included in consideration payable and restricted cash in the consolidated balance sheet at December 31, 2021. Approximately $12.3 million in cash was paid at closing.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the medSR acquisition on June 1, 2021 was approximately $15.9 million for the year ended December 31, 2021.

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

The total consideration paid at closing was $11.9 million, net of cash received, 200,000 shares of the Company’s Series A Preferred Stock plus warrants to purchase 2,250,000 shares of the Company’s common stock, with an exercise price per share of $7.50 and a term of two years. The Company also assumed Meridian’s negative net working capital and certain long-term lease liabilities where the leased space is either not being utilized or was to be vacated shortly, with an aggregate value of approximately $4.8 million.

A summary of the total consideration is as follows:

Meridian Purchase Price

($ in thousands)
Cash	$11,864
Preferred stock	5,000
Warrants	4,770
Total purchase price	$21,634

Of the Series A Preferred Stock consideration, 100,000 shares were held in escrow for up to one month pending completion of technical migration and customer acceptance. The shares held in escrow were released on August 3, 2020.

The Company’s Series A Preferred Stock and warrants issued as part of the acquisition consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered for resale under the Securities Act the Series A Preferred Stock and the common stock underlying the warrants. During 2020, 593,349 warrants were exercised at $7.50 each.

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

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from Meridian. The purchase price allocation for Meridian is summarized as follows:

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

Revenue earned from the clients obtained from the Meridian acquisition was approximately $36.1 million and $21.5 million for the years ended December 31, 2021 and 2020, respectively.

On January 8, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CareCloud Corporation, a Delaware corporation (“CareCloud Corp.”), MTBC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and Runway Growth Credit Fund Inc. (“Runway”), solely in its capacity as a seller representative, pursuant to which Merger Sub merged with and into CareCloud Corp. (the “Merger”), with CareCloud Corp. surviving as a wholly-owned subsidiary of the Company. The Merger became effective simultaneously with the execution of the Merger Agreement. The revenues related to CareCloud Corp. have been included in the Company’s Healthcare IT segment. The acquisition has been accounted for as a business combination.

The total consideration for the Merger included approximately $11.9 million paid in cash at closing, the assumption of a working capital deficiency of approximately $5.1 million and 760,000 shares of the Company’s Series A Preferred Stock. The Merger Agreement provides that if CareCloud Corp.’s 2020 revenues exceed $36 million, there will be an earn-out payment to the seller equal to such excess, up to $3 million. Based on the 2020 revenues, no earn-out payment was required. Additional consideration included warrants to purchase 2,000,000 shares of the Company’s common stock, 1,000,000 of which had an exercise price per share of $7.50 and a term of two years, and the other 1,000,000 warrants have an exercise price per share of $10.00 and a term of three years.

A summary of the total consideration is as follows:

CCH Purchase Price

($ in thousands)
Cash	$11,853
Preferred stock	19,000
Warrants	300
Contingent consideration	1,000
Total purchase price	$32,153

Of the Series A Preferred Stock consideration, 160,000 shares were placed in escrow for up to 24 months, and an additional 100,000 shares were placed in escrow for up to 18 months, in both cases, to satisfy indemnification obligations of the seller for losses arising from certain specified contingent liabilities. The escrowed shares net of such losses were released upon the joint instruction of the Company and Runway in accordance with the applicable escrow terms. Such shares were entitled to the monthly dividend, which was to be paid when, and if, the shares were released. The Company had accrued the dividend monthly on the Series A Preferred Stock held in escrow. Due to the settlement of the obligation in April 2021, accrued dividends of $513,000 relating to the 160,000 shares held in escrow were reversed during the first quarter of 2021. The shares held in escrow were forfeited to cover the cost of the settlement.

It was determined that 55,822 shares of the Series A Preferred Stock would be released from escrow and cancelled since one of the contingent liabilities was settled for the amount of the cancelled shares. This included a cash payment of approximately $1.3 million. Dividends previously accrued on these shares of $102,000 were reversed as of June 30, 2020, since the amounts will not need to be paid. The remaining shares held in escrow have been released.

The Company’s Series A Preferred Stock and warrants issued as part of the Merger consideration were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The warrants were valued using the Black-Scholes method. The Company registered for resale under the Securities Act the Preferred Stock and the securities underlying the warrants.

The CareCloud acquisition added additional clients to the Company’s customer base. The Company acquired CareCloud’s software technology and related business, of which certain elements were subject to a civil regulatory investigation and were subsequently settled. Similar to previous acquisitions, this transaction broadened the Company’s presence in the healthcare information technology industry through geographic expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

The Company engaged a third-party valuation specialist to assist the Company in valuing the assets acquired and liabilities assumed from CareCloud Corp. The following table summarizes the purchase price allocation:

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

Revenue earned from the clients obtained from the CCH acquisition was approximately $35.3 million and $31.7 million during the years ended December 31, 2021 and 2020, respectively.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the consolidated results of operations as if the CCH, Meridian and medSR acquisitions occurred on January 1, 2020. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $17.8 million of additional revenue primarily recorded by medSR for the year ended December 31, 2021 and reflected as a pro forma adjustment below. Other differences arise from amortizing purchased intangibles using the double declining balance method.

	Year Ended December 31,
	2021	2020
	($ in thousands except per share amounts)
Total revenue	$157,390	$136,652
Net income (loss)	$5,667	$(14,407)
Net loss attributable to common shareholders	$(8,385)	$(28,991)
Net loss per common share	$(0.58)	$(2.29)

4. GOODWILL AND INTANGIBLE ASSETS – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	($ in thousands)
Beginning gross balance	$49,291	$12,634
Acquisitions, net of adjustments	11,895	36,657
Ending gross balance	$61,186	$49,291

At December 31, 2021, and 2020, approximately $90,000 of goodwill was allocated to the Practice Management segment and the balance was allocated to the Healthcare IT segment.

Below is a summary of intangible asset activity for the years ended December 31, 2021 and 2020:

	Customer	Capitalized	Other Intangible
	Relationships	Software	Assets	Total
	($ in thousands)
COST
Balance, January 1, 2021	$44,497	$5,760	$9,142	$59,399
Capitalized software costs	-	7,636	-	7,636
Translation loss	-	(200)	-	(200)
Allocation from 2021 acquisitions	3,100	-	490	3,590
Balance, December 31, 2021	$47,597	$13,196	$9,632	$70,425
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2021	$26,008	$245	$3,168	$29,421
Amortization expense	7,843	1,346	1,037	10,226
Balance, December 31, 2021	33,851	1,591	4,205	39,647
Net book value	$13,746	$11,605	$5,427	$30,778

COST
Balance, January 1, 2020	$23,597	$600	$2,664	$26,861
Capitalized software costs	-	5,163	4,800	9,963
Other intangible assets	-	-	1,700	1,700
Translation loss	-	(3)	(22)	(25)
Allocation from 2020 acquisitions	20,900	-	-	20,900
Balance, December 31, 2020	$44,497	$5,760	$9,142	$59,399
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2020	$18,314	$6	$2,564	$20,884
Amortization expense	7,694	239	604	8,537
Balance, December 31, 2020	26,008	245	3,168	29,421
Net book value	$18,489	$5,515	$5,974	$29,978

Other intangible assets primarily represent software costs. Amortization expense was approximately $10.3 million and $8.6 million for the years ended December 31, 2021 and 2020, respectively. The weighted-average amortization period is three years.

As of December 31, 2021, future amortization expense scheduled to be expensed is as follows:

Years ending
December 31,	($ in thousands)
2022	$13,068
2023	10,024
2024	6,034
2025	300
2026	300
Thereafter	1,052
Total	$30,778

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Year ended December 31,
	2021	2020
	($ in thousands)
Computer equipment	$5,558	$5,496
Office furniture and equipment	1,868	1,781
Transportation equipment	1,087	922
Leasehold improvements	1,623	954
Assets not placed in service	1,682	909
Total property and equipment	11,818	10,062
Less accumulated depreciation	(6,414)	(5,141)
Property and equipment – net	$5,404	$4,921

Depreciation expense was approximately $1.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

6. CONCENTRATIONS

Financial Risks — As of December 31, 2021 and 2020, the Company held cash of approximately $1.7 million and $1.4 million, respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2021, two customers each individually accounted for approximately 5% of accounts receivable. As of December 31, 2020, two customers individually accounted for approximately 10% and 6% of accounts receivable, respectively. During the years ended December 31, 2021 and 2020, there was one customer with sales of approximately 9% and 7% of total revenue, respectively.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office known as Azad Jammu and Kashmir. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Company’s operations outside the United States are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the countries in which it operates and by the general state of these countries’ economies. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in local countries’ telecommunications industries, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance, and rates and methods of taxation.

Carrying amounts of net assets located outside the United States were approximately $7.2 million and $4.5 million as of December 31, 2021 and 2020, respectively. These balances exclude intercompany receivables of approximately $4.1 million and $5.6 million as of December 31, 2021 and 2020, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	($ in thousands)
Current assets	$2,189	$1,619
Non-current assets	6,736	4,534
	8,925	6,153
Current liabilities	(1,575)	(1,496)
Non-current liabilities	(153)	(110)
Net assets	$7,197	$4,547

7. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(11,216)	$(22,690)
Weighted-average common shares used to compute basic and diluted loss per share	14,541,061	12,678,845
Net loss attributable to common shareholders per share - basic and diluted	$(0.77)	$(1.79)

All unvested restricted stock units (“RSUs”) and unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

8. DEBT

SVB — During October 2017, the Company opened a revolving line of credit from Silicon Valley Bank (“SVB”) under a three-year agreement which replaced the previous credit facility from Opus. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year and during the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for another year. As of December 31, 2021, there was $8 million outstanding on the line of credit. Subsequent to the year-end, the credit line was repaid. At December 31, 2020, there were no borrowings under the credit facility. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At December 31, 2021 and 2020, the Company was in compliance with all covenants.

During November 2019, the Company modified its loan agreement with SVB, which adjusted the required monthly EBITDA amounts and does not require the Company to comply with financial covenants as long as there have been no borrowings on the revolving credit line for the prior six months.

During September 2020, the agreement with SVB was modified to include CareCloud and Meridian as borrowers. During September 2021, the agreement with SVB was modified to include CAC and medSR as borrowers.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.15%.

Maturities of the outstanding notes payable and other obligations as of December 31, 2021 are as follows:

Years ending December 31	Line of Credit*	Vehicle Financing Notes	Insurance Financing	Total
	($ in thousands)
2022	$-	$16	$328	$344
2023	8,000	7	-	8,007
2024	-	5	-	5
2025	-	5	-	5
2026	-	3	-	3
Total	$8,000	$36	$328	$8,364

*	The line of credit was repaid after year-end.

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

Most of our current contracts with customers contain a single performance obligation. For contracts where we provide multiple services, such as where we perform multiple ancillary services, each service represents its own performance obligation. The standalone selling prices are based on the contractual price for the service.

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

Disaggregation of Revenue from Contracts with Customers

We derive revenue from five primary sources: (1) Technology-enabled business solutions, (2) professional services, (3) printing and mailing services, (4) group purchasing services and (5) medical practice management services.

The following table represents a disaggregation of revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$105,531	$88,453
Professional services	19,044	2,559
Printing and mailing services	1,538	1,453
Group purchasing services	966	859
Medical Practice Management:
Medical practice management services	12,520	11,798
Total	$139,599	$105,122

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions is typically billed as a percentage of payments collected by our customers. The fee for our services includes the ability to use our EHR and practice management software as well as RCM as part of the bundled fee.

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

Additional services such as coding and transcription are rendered in connection with the delivery of revenue cycle management and related medical services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed-upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual coding or transcription transaction processed represents a performance obligation, which is satisfied over time as that individual service is rendered.

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. Revenue is recorded monthly on a time and materials or a fixed rate basis. This is a separate performance obligation from any RCM or SaaS services provided, for which the Company receives and records monthly fees. The performance obligation is satisfied over time as the professional services are rendered.

Printing and mailing services:

The Company provides printing and mailing services for both revenue cycle management customers and a non- revenue cycle management customer, and invoices on a monthly basis based on the number of prints, the agreed-upon rate per print and the postage incurred. The performance obligation is satisfied once the printing and mailing is completed.

Group purchasing services:

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

Information about contract balances:

As of December 31, 2021, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.3 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $376,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
medSR acquisition	5,187	-	20	-
(Decrease) increase, net	(270)	620	(108)	36
Balance as of December 31, 2021	$17,006	$4,725	$1,085	$341

Balance as of January 1, 2020	$6,995	$2,385	$20	$19
CCH acquisition	2,299	538	-	269
Meridian acquisition	3,558	881	907	-
(Decrease) increase, net	(763)	301	246	17
Balance as of December 31, 2020	$12,089	$4,105	$1,173	$305

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $931,000 and $970,000 at December 31, 2021 and 2020, respectively, and are included in the Other Assets amounts in the consolidated balance sheets.

10. SHAREHOLDERS’ EQUITY

Treasury stock

The Board of Directors of the Company previously approved common stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 common shares held as treasury stock at an aggregate cost of $662,000.

Common stock

The Company has the right to sell up to $50 million of its common stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the year ended December 31, 2021, the Company sold 346,389 shares of common stock under its ATM and received net proceeds of approximately $2.7 million. There were no common stock offerings during 2020.

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

Preferred stock

During the year ended December 31, 2021, the Company cancelled 215,822 shares of preferred stock that were held in escrow from the CCH acquisition as the matters related to the escrow were settled in cash.

Dividends on the Series A Preferred Stock of $2.75 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2021, the Board of Directors has declared monthly dividends on the Series A Preferred Stock payable through February 2022.

Since November 4, 2020, the Company may redeem, at its option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series A Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. If the Company were to liquidate, dissolve or wind up, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Series A Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “MTBCP.”

Warrants

The Company has issued 6,603,489 warrants for its common stock, of which 3,152,140 remained outstanding at December 31, 2021. 2,000,000 warrants previously issued at a $5.00 exercise price expired in May 2018. The outstanding warrants consist of 1,000,000 warrants at a $7.50 exercise price which expired in January 2022, 798,651 warrants at a $7.50 exercise price which will expire in June 2022, 100,000 warrants at a $5.00 exercise price which will expire in September 2022, 125,000 warrants at a $3.92 exercise price which will expire in October 2022, 1,000,000 warrants at a $10.00 exercise price which will expire in January 2023, 100,000 warrants at a $5.00 exercise price which will expire in July 2023, and 28,489 warrants at a $5.26 exercise price which will expire in September 2023. During the years ended December 31, 2021 and 2020, 858,000 and 593,349 warrants, respectively were exercised at a $7.50 exercise price for total proceeds of approximately $6,435,000 and $4,450,000, respectively.

The Company incurs common and preferred stock offering costs which consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs. In connection with the 2021 and 2020 equity offerings, the Company incurred approximately $223,000 and $330,000, respectively, of such costs, excluding underwriting commissions and placement agent fees which are recorded in additional paid-in capital in the consolidated balance sheets.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPRWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. On appeal, the Company and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates, Inc. (“MPMA”) under such agreement, and any agreement to arbitrate disputes arising under such agreement did not apply to the Company or MAC as RPRWC terminated the agreement before the APA took effect. On January 30, 2019, the parties conducted oral arguments before the Appellate Court.

On April 23, 2019, the Appellate Division affirmed in part and reversed in part the trial court’s order. The Appellate Division upheld the portion of the trial court’s order requiring MAC to participate in the arbitration based on the trial court’s finding that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division reversed the trial court’s order requiring the Company to participate in the arbitration on the grounds that insufficient facts had been provided by RPRWC from which the court could conclude the Company was required to participate in the arbitration. As a result, the Appellate Division remanded the issue of whether Company is required to participate in the arbitration back to the trial court for further proceedings.

The parties completed discovery in the remanded matter on November 29, 2019, and thereafter both the Company and RPRWC filed cross-motions for summary judgment in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted the Company’s cross-motion for summary judgment. The Chancery Court held that the Company cannot be compelled to participate in the Arbitration. RPRWC has informed the Company that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPWC and MAC. In its arbitration demand RPRWC alleges that MPMA, a subsidiary of MediGain, LLC, breached the terms of the billing services agreement the parties had entered into and sought compensatory damages of $6.6 million and costs.

On May 28, 2020, the arbitrator handling the matter conducted a scheduling conference with the parties in order to establish deadlines for the parties to exchange discovery requests and responses. During the conference the arbitrator directed RPRWC to produce statement of damages on which it bases its claim. RPRWC disclosed its statement of damages to MAC on June 12, 2020. RPRWC’s June 12, 2020 statement of damages increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. At this time, RPRWC has not provided any evidence to support its increased claim for damages. RPRWC recently served expert reports in this matter. Plaintiff’s expert analyzed only a minute portion of the claims alleged to have been mishandled and then extrapolated damages to be in the range of $9.8 million to $10.8 million; however, this is unrealistically based on an alleged 90-100% collection rate on charges. MAC is preparing rebuttal expert reports to be submitted shortly. Currently, the arbitration hearing is scheduled for April 2022.

While the allegations of breach of contract made by RPRWC are the subject of the ongoing legal proceedings, MAC believes RPRWC’s allegations lack merit on numerous grounds. The Company and MAC plan to vigorously defend against RPRWC’s claim and in the event of a loss, if any, they anticipate the loss to be substantially less than the amount claimed.

Through the CCH transaction, we acquired its software technology and related business, of which certain elements were, at the time of the acquisition, subject to a civil investigation to determine pre-acquisition compliance with certain federal regulatory requirements. Following the closing of the transaction, the Company continued to cooperate with the inquiry as CCH had historically done since the commencement of the investigation in July of 2018. This element was considered as part of the transaction as $4 million of the transaction’s consideration was held in escrow for the resolution of this investigation. The Company accrued $4.2 million to resolve this investigation, including the $4 million in escrow, which was recorded as an indemnification asset which is included in the condensed consolidated balance sheets at December 31, 2020 in prepaid expenses and other current assets with an offsetting amount in accrued expenses. The Company settled the obligation in April 2021 substantially within the range covered by the escrowed funds.

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

12. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2021 and 2020. The Company does not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rates, which are derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our bank financing arrangements, geographical location and collateralization of assets when calculating our incremental borrowing rates.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. During the years ended December 31, 2021 and 2020, lease impairment of approximately $68,000 and $298,000, respectively was recorded since the Company is no longer using certain leased facilities and is currently in the process of trying to sublease one of the spaces. There were no restructuring charges in the years ended December 31, 2021 and 2020, respectively.

Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of December 31, 2021, we had 37 leased properties, seven in Practice Management and 30 in Healthcare IT, with remaining terms ranging from less than one year to fifteen years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 13.

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
	($ in thousands)
Operating lease cost	$4,232	$3,348
Short-term lease cost	54	57
Variable lease cost	31	28
Total- net lease cost	$4,317	$3,433

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2021 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$6,940	$7,743

Current operating lease liabilities	$3,963	$4,729
Non-current operating lease liabilities	4,545	6,297
Total operating lease liabilities	$8,508	$11,026

Operating leases:
ROU assets	$10,535	$10,648
Asset lease expense	(3,574)	(2,889)
Foreign exchange loss	(21)	(16)
ROU assets, net	$6,940	$7,743

Weighted average remaining lease term (in years):
Operating leases	4.26	2.71
Weighted average discount rate:
Operating leases	6.76%	6.76%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,351	$4,458

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$2,790	$7,559

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2022	$4,420
2023	2,296
2024	1,019
2025	481
2026	216
Thereafter	1,756
Total lease payments	10,188
Less: imputed interest	(1,680)
Total lease obligations	8,508
Less: current obligations	(3,963)
Long-term lease obligations	$4,545

13. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $23,000 for the year ended December 31, 2021 and approximately $17,000 for the year ended December 31, 2020. As of December 31, 2021 and 2020, the accounts receivable balance due from this customer was approximately $3,000 and $2,000 respectively, and is included in accounts receivable in the consolidated balance sheets.

The Company was a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which is owned by the Executive Chairman. The Company recorded an expense of approximately $80,000 and $120,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had no liability outstanding to KAI as compared to liability of approximately $1,000 as of December 31, 2020, which was included in accrued liability to related party in the consolidated balance sheet. The lease for the aircraft was renewed as of April 1, 2021 and terminated on August 31, 2021 and has been included in the ROU asset and operating lease liability on December 31, 2020. As a result of the lease termination, the Company incurred a loss of approximately $185,000 which has been included in loss on lease termination, impairment and unoccupied lease charges in the December 31, 2021 consolidated statement of operations.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the years ended December 31, 2021 and 2020 was approximately $186,000 and $185,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the year ended December 31, 2021, the Company spent approximately $2.0 million to upgrade the related party leased facilities and the leased aircraft. Current assets-related party in the consolidated balance sheets includes security deposits and prepaid rent related to the leases of the Company’s corporate offices in the amount of approximately $13,000 for both the years ended December 31, 2021 and 2020. On October 15, 2021, the Company entered into a one-year lease agreement with the Executive Chairman for an apartment for temporary housing in Dubai.

Included in the ROU asset at December 31, 2021 is approximately $483,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2021 is approximately $174,000 and $305,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2020 is approximately $283,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2020 is approximately $202,000 and $92,000, respectively, applicable to the related party leases.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2021, talkMD had not yet commenced operations. During the year ended December 31, 2021, the Company made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. The aggregate amount advanced was approximately $3,500.

14. EMPLOYEE BENEFIT PLANS

The Company has qualified 401(k) plans covering all U.S. employees who have completed one month of service. The plans provide for matching contributions by the Company for employees of the Company and most U.S. subsidiaries, although there is no match for CPM employees. Employer contributions to the plans for the years ended December 31, 2021 and 2020 were approximately $697,000 and $641,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in our Pakistan Offices who have completed three months of service. The plan provides for monthly contributions by the Company which are equal to 10% of qualified employees’ basic monthly compensation. The Company’s contributions for the years ended December 31, 2021 and 2020 were approximately $479,000 and $341,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the years ended December 31, 2021 and 2020 was approximately $35,000 and $37,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

15. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. During 2018, an additional 200,000 shares of Series A Preferred Stock was added to the plan for future issuance. During 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the 2014 Plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). As of December 31, 2021, 1,191,383 shares of common stock and 320,065 shares of Series A Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During 2020, 788,955 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2020 and 2021. Included therein were 32,000 RSUs of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

During 2021, 628,361 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2021, 2022 and 2023. Included therein were 44,000 RSUs of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the Amended and Restated Incentive Plan for the years ended December 31, 2021 and 2020:

	Common Stock	Preferred Stock
Outstanding and unvested shares at January 1, 2021	382,435	44,000
Granted	628,361	50,010
Vested	(491,025)	(60,010)
Forfeited	(101,732)	-
Outstanding and unvested shares at December 31, 2021	418,039	34,000

Outstanding and unvested shares at January 1, 2020	451,084	44,000
Granted	788,955	63,579
Vested	(752,375)	(63,579)
Forfeited	(105,229)	-
Outstanding and unvested shares at December 31, 2020	382,435	44,000

As of December 31, 2021, and 2020, there was approximately $3.7 million and $2.5 million, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2024. There was no unrecognized compensation cost related to the Preferred Stock RSUs.

Of the total outstanding and unvested common stock RSUs at December 31, 2021, 331,039 RSUs are classified as equity and 87,000 RSUs are classified as a liability. All of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2021 and 2020 and the amount of common and preferred shares available for grant at December 31, 2021 and 2020:

	Common Stock	Preferred Stock
Shares available for grant at January 1, 2021	1,718,012	370,075
RSUs granted	(628,361)	(50,010)
RSUs forfeited	101,732	-
Shares available for grant at December 31, 2021	1,191,383	320,065

Shares available for grant at January 1, 2020	401,738	133,654
Additional shares available for grant	2,000,000	300,000
RSUs granted	(788,955)	(63,579)
RSUs forfeited	105,229	-
Shares available for grant at December 31, 2020	1,718,012	370,075

The liability for the cash-settled awards and accrued payroll taxes on equity awards was approximately $1.0 million and $976,000 at December 31, 2021 and 2020, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2021 and 2020, approximately $97,000 and $61,000, respectively, was paid in connection with the cash-settled awards.

Series A Preferred Stock

In 2021 and 2020, the Compensation Committee approved executive bonuses to be paid in 34,000 shares and 44,000 of Series A Preferred Stock, respectively, with the final number of shares and the amount based on specified performance criteria being achieved during 2021 and 2020. In 2021 and 2020, 16,010 and 19,579 shares of Series A Preferred Stock were granted as performance bonuses and in lieu of sales commissions, respectively. Stock-based compensation expense recorded during 2021 and 2020 for these awards was approximately $1.5 million and $1.6 million, respectively, based on the fair value of the Series A Preferred Shares on the grant date. During February 2022 and January 2021, the Compensation Committee determined that the financial objectives were attained and all of the performance bonus shares were issued.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity the market price of our common stock or Series A Preferred Stock on the date of grant is used in recording the fair value of the award. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $9.16 and $6.20 for the years ended December 31, 2021 and 2020, respectively. The weighted average grant date fair value of the Series A Preferred Stock in connection with the RSUs was $28.52 and $27.06 for the years ended December 31, 2021 and 2020, respectively. The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2021 and 2020:

Stock-based compensation included in the	Year ended December 31,
consolidated statements of operations:	2021	2020
	($ in thousands)
Direct operating costs	$1,142	$1,094
General and administrative	3,302	3,599
Research and development	268	729
Selling and marketing	684	1,080
Total stock-based compensation expense	$5,396	$6,502

16. INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company estimated its income tax provision based upon the annual pre-tax income or loss. Although the Company reported GAAP earnings in 2021, it incurred losses historically and there is uncertainty regarding future US taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2021 and December 31, 2020, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

As of December 31, 2017, the accumulated undistributed earnings and profits (“E&P”) of our foreign affiliates became taxable in the U.S. under Section 965. This accumulated foreign E&P was absorbed against our U.S. net operating losses and, hence, no transition tax was paid. From January 1, 2018 forward, the annual adjusted earnings and profits of our foreign affiliates pass through to the U.S. as federal and state taxable income under the Global Intangible Low-Taxed Income (“GILTI”) regime - passed as part of the 2017 Tax Cuts & Jobs Act. For the tax years ended December 31, 2021 and 2020, the net GILTI from our foreign affiliates was absorbed against our current year U.S. consolidated loss. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	($ in thousands)
Beginning balance	$89,994	$7,154
Impact of acquisitions	-	77,034
(Benefit) provision	(2,726)	5,674
Adjustments/true-ups	(540)	132
Ending balance	$86,728	$89,994

The adjustments/true-ups for 2021 represents adjustments to the basis of the intangible assets from the 2020 acquisitions and the effect of the net operating loss carryback and other adjustments.

The income (loss) before tax for financial reporting purposes during the years ended December 31, 2021 and 2020 consisted of the following:

	Year ended December 31,
	2021	2020
	($ in thousands)
United States	$1,048	$(10,230)
Foreign	1,945	1,520
Total	$2,993	$(8,710)

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	Year ended December 31,
	2021	2020
	($ in thousands)
Current:
Federal	$(285)	$-
State	148	182
Foreign	5	5
	(132)	187
Deferred:
Federal	190	(116)
State	99	32
	289	(84)
Total income tax provision	$157	$103

The components of the Company’s deferred income taxes as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
	($ in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$138	$134
Deferred revenue	89	49
Property and intangible assets	2,422	4,436
State net operating loss (“NOL”) carryforwards	20,466	23,048
Federal net operating loss (“NOL”) carryforwards	57,602	56,890
Section 163(j) interest limitation	2,413	2,186
Stock based compensation	714	325
ASC 606 - Section 481(A) adjustment	-	(104)
ASC 842 - ROU asset	(996)	(1,994)
Prepaid commissions	(213)	(820)
Cumulative balance translation adjustment	469	-
Section 267 limitation	7	291
Deferred payroll taxes	155	300
Credit carryovers	2,498	3,112
ASC 842 - Lease liability	1,398	2,803
Accrued compensation	272	-
Other	59	56
Valuation allowance	(86,728)	(89,994)
Total deferred tax assets	765	718
Deferred tax liabilities:
Goodwill amortization	(1,214)	(878)
Net deferred tax liability	$(449)	$(160)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. For tax purposes, goodwill from asset acquisitions is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2021 and 2020 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (21%) for 2021 and 2020 to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2021 and 2020 is as follows:

	Year ended December 31,
	2021	2020
	($ in thousands)
Federal provision (benefit) at statutory rate	$629	$(1,739)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	178	138
Non-deductible items	85	49
Impact of foreign operations	(561)	(348)
Subpart F GILTI inclusion	317	246
Stock based compensation	(399)	(580)
Change in contingent consideration	-	(210)
NOL carryback	(230)	-
R&D credit	-	(614)
Deferred true-up	550	(71)
Valuation allowance	(412)	3,232
Total income tax provision	$157	$103

At December 31, 2021 and 2020, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2021, tax years 2018 through 2020 remain open to examination in the United States by major taxing jurisdictions in which the Company is subject to tax. The Pakistan Federal Board of Revenue allows a tax credit against earnings from IT activities, which precludes the Pakistan subsidiary from being subject to income taxes. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Pakistan tax credit does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate of 21% for 2021 and 2020. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax credit.

As of December 31, 2021, the Company has a total federal NOL carry forward of approximately $274.5 million of which approximately $198.8 million will expire between 2034 and 2037, and the balance of approximately $75.7 million has an indefinite life. Out of the total federal NOL carry forward, approximately $237.6 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $212.1 million, of which $86.5 million relates to the State of New Jersey. These NOLs expire between 2034 and 2040.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balance sheets, other than the deferred tax liability related to the amortization of goodwill.

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

17. OTHER (EXPENSE) INCOME – NET

Other (expense) income - net for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
	($ in thousands)
Foreign exchange gains	$16	$14
Other expense	(112)	(7)
Other (expense) income - net	$(96)	$7

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

The Healthcare IT segment includes revenue cycle management and other services. The Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$127,080	$12,519	$-	$139,599
Operating expenses:
Direct operating costs	76,981	9,937	-	86,918
Selling and marketing	8,755	31	-	8,786
General and administrative	13,910	2,080	8,283	24,273
Research and development	4,408	-	-	4,408
Change in contingent consideration	(2,515)	-	-	(2,515)
Depreciation and amortization	11,854	341	-	12,195
Loss on lease termination, impairment and unoccupied lease charges	2,005	-	-	2,005
Total operating expenses	115,398	12,389	8,283	136,070
Operating income (loss)	$11,682	$130	$(8,283)	$3,529

	Year Ended December 31, 2020
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$93,324	$11,798	$-	$105,122
Operating expenses:
Direct operating costs	55,653	9,168	-	64,821
Selling and marketing	6,549	33	-	6,582
General and administrative	14,578	1,978	6,255	22,811
Research and development	9,311	-	-	9,311
Change in contingent consideration	(1,000)	-	-	(1,000)
Depreciation and amortization	9,587	318	-	9,905
Impairment and unoccupied lease charges	963	-	-	963
Total operating expenses	95,641	11,497	6,255	113,393
Operating (loss) income	$(2,317)	$301	$(6,255)	$(8,271)

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2021 or December 31, 2020.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at December 31, 2021 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of December 31, 2021, the contingent consideration is valued using a Monte Carlo simulation model.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Year Ended December 31,
	2021	2020
	($ in thousands)
Balance - January 1,	$-	$-
Acquisitions	5,605	1,000
Change in fair value	(2,515)	(1,000)
Payments	-	-
Balance - December 31,	$3,090	$-

20. SUBSEQUENT EVENTS

During January and early February 2022, the Company issued 1,100,810 shares of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) raising net proceeds after expenses of approximately $25.5 million. The Series B Preferred Stock is listed on the Nasdaq Global Market under the symbol “MTBCO.” Dividends on the Series B Preferred Stock of approximately $2.19 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. During February 2022, the Board of Directors declared the monthly dividend on the Series B Preferred Stock for February 2022.

Commencing on February 15, 2024 and prior to February 15, 2025, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.75 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2025 and prior to February 15, 2026, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.50 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2026 and prior to February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.25 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

During January 2022, our agreement with SVB was modified to allow for the payment of dividends on the Company’s Series B Preferred Stock, to use a portion of the offering to redeem a portion of the Series A Preferred Stock that is outstanding and to allow for the potential exchange of shares of Series A Preferred Stock for Series B Preferred Stock.

During February 2022, the Company entered into an “at-the-market” facility. The underwriter receives 3% of the gross proceeds. Through March 11, the Company sold 49,562 shares of Series B Preferred Stock under this facility and received net proceeds of approximately $1.2 million.

Also, during February 2022, the Company began the process of redeeming its Series A Preferred Stock by issuing a notice of its intent to redeem 800,000 shares of Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date on March 18, 2022.

