Form 10-Q
period 2022-03-31
CareCloud, Inc.
filed 2022-05-09
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

At May 2, 2022, the registrant had 15,066,103 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2022. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our offshore offices in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A and Series B preferred stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the ongoing COVID-19 pandemic and the impact it may have on our operations, the demand for our services, and economic activity in general; and

●	our ability to keep and increase market acceptance of our products and services.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$9,136	$9,340
Restricted cash	1,000	1,000
Accounts receivable - net of allowance for doubtful accounts of $490 and $537 at March 31, 2022 and December 31, 2021, respectively	18,493	17,006
Contract asset	4,645	4,725
Inventory	417	503
Current assets - related party	16	13
Prepaid expenses and other current assets	3,050	2,972
Total current assets	36,757	35,559
Property and equipment - net	5,396	5,404
Operating lease right-of-use assets	6,507	6,940
Intangible assets - net	30,487	30,778
Goodwill	61,186	61,186
Other assets	882	981
TOTAL ASSETS	$141,215	$140,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,833	$5,948
Accrued compensation	2,857	4,251
Accrued expenses	5,998	5,091
Operating lease liability (current portion)	3,803	3,963
Deferred revenue (current portion)	1,140	1,085
Deferred payroll taxes	934	934
Notes payable (current portion)	95	344
Contingent consideration (current portion)	2,490	3,090
Dividend payable	3,950	3,856
Consideration payable	1,000	1,000
Total current liabilities	28,100	29,562
Notes payable	18	20
Borrowings under line of credit	6,000	8,000
Operating lease liability	3,929	4,545
Deferred revenue	390	341
Deferred tax liability	485	449
Total liabilities	38,922	42,917
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,521,546 and 5,299,227 shares at March 31, 2022 and December 31, 2021, respectively. Series B, issued and outstanding 1,150,372 shares at March 31, 2022	6	5
Common stock, $0.001 par value - authorized 29,000,000 shares. Issued 15,803,450 and 15,657,641 shares at March 31, 2022 and December 31, 2021, respectively. Outstanding 15,062,651 and 14,916,842 shares at March 31, 2022 and December 31, 2021, respectively.	16	16
Additional paid-in capital	134,855	131,379
Accumulated deficit	(29,913)	(31,053)
Accumulated other comprehensive loss	(2,009)	(1,754)
Less: 740,799 common shares held in treasury, at cost at March 31, 2022 and December 31, 2021	(662)	(662)
Total shareholders’ equity	102,293	97,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,215	$140,848

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

($ in thousands, except share and per share amounts)

	March 31,
	2022	2021
NET REVENUE	$35,341	$29,768
OPERATING EXPENSES:
Direct operating costs	22,673	18,060
Selling and marketing	2,384	1,890
General and administrative	5,585	5,624
Research and development	985	2,026
Change in contingent consideration	(600)	—
Depreciation and amortization	2,940	2,831
Net loss on lease termination, impairment and unoccupied lease charges	158	1,018
Total operating expenses	34,125	31,449
OPERATING INCOME (LOSS)	1,216	(1,681)
OTHER:
Interest income	5	15
Interest expense	(100)	(79)
Other income (expense) - net	83	(220)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,204	(1,965)
Income tax provision (benefit)	64	(1)
NET INCOME (LOSS)	$1,140	$(1,964)

Preferred stock dividend	4,037	3,128
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,897)	$(5,092)

Net loss per common share: basic and diluted	$(0.19)	$(0.36)
Weighted-average common shares used to compute basic and diluted loss per share	14,992,147	14,084,749

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

($ in thousands)

	March 31,
	2022	2021
NET INCOME (LOSS)	$1,140	$(1,964)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustment (a)	(255)	345
COMPREHENSIVE INCOME (LOSS)	$885	$(1,619)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2022	5,299,227	$5	—	$—	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	—	—	—	—	—	—	—	1,140	—	—	1,140
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(255)	—	(255)
Issuance of stock under the equity incentive plan	22,319	—	—	—	145,809	—	—	—	—	—	—
Stock-based compensation, net of cash settlements	—	—	—	—	—	—	887	—	—	—	887
Redemption of Series A Preferred Stock	(800,000)	—	—	—	—	—	(20,000)	—	—	—	(20,000)
Issuance of Series B Preferred Stock	—	—	1,150,372	1	—	—	26,637	—	—	—	26,638
Stock issuance costs	—	—	—	—	—	—	(11)	—	—	—	(11)
Preferred stock dividends	—	—	—	—	—	—	(4,037)	—	—	—	(4,037)
Balance - March 31, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293

Balance - January 1, 2021	5,475,279	$5	—	$—	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net loss	—	—	—	—	—	—	—	(1,964)	—	—	(1,964)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	345	—	345
Issuance of stock under the equity incentive plan	27,682	1	—	—	161,545	—	(1)	—	—	—	—
Stock-based compensation, net of cash settlements	—	—	—	—	—	—	623	—	—	—	623
Stock issuance costs	—	—	—	—	—	—	(43)	—	—	—	(43)
Exercise of common stock warrants	—	—	—	—	858,000	1	6,434	—	—	—	6,435
Preferred stock dividends	—	—	—	—	—	—	(3,128)	—	—	—	(3,128)
Balance - March 31, 2021	5,502,961	$6	—	$—	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

($ in thousands)

	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$1,140	$(1,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,080	2,945
Lease amortization	832	728
Deferred revenue	104	32
Provision for doubtful accounts	131	192
Provision (benefit) for deferred income taxes	36	(36)
Foreign exchange (gain) loss	(52)	143
Interest accretion	168	139
Gain on sale of assets	(6)	—
Stock-based compensation expense	887	1,267
Change in contingent consideration	(600)	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,618)	(522)
Contract asset	80	(270)
Inventory	86	20
Other assets	(97)	(10)
Accounts payable and other liabilities	(1,084)	(1,706)
Net cash provided by operating activities	3,087	958
INVESTING ACTIVITIES:
Purchase of property and equipment	(544)	(695)
Capitalized software	(2,253)	(1,524)
Net cash used in investing activities	(2,797)	(2,219)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(3,943)	(3,592)
Settlement of tax withholding obligations on stock issued to employees	(775)	(1,402)
Repayments of notes payable, net	(251)	(241)
Stock issuance costs	(11)	(43)
Proceeds from exercise of warrants	—	6,435
Proceeds from issuance of Series B Preferred Stock, net of expenses	26,638	—
Redemption of Series A Preferred Stock	(20,000)	—
Proceeds from line of credit	8,500	—
Repayment of line of credit	(10,500)	—
Net cash (used in) provided by financing activities	(342)	1,157
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(152)	174
NET (DECREASE) INCREASE IN CASH	(204)	70
CASH AND RESTRICTED CASH - Beginning of the period	10,340	20,925
CASH AND RESTRICTED CASH - End of the period	$10,136	$20,995
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$3,950	$3,777
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$—	$59
Interest	$40	$16

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2022

AND 2021 (UNAUDITED)

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2022.

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

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceeds certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment will be approximately $5.6 million and this amount was recorded as part of the purchase price allocation as contingent consideration. At March 31, 2022 and December 31, 2021, the Company determined that the fair value of the contingent consideration was approximately $2.5 million and $3.1 million, respectively, based in part on the actual operating results since the acquisition. The difference in the contingent consideration between December 31, 2021 and March 31, 2022 has been recorded as a change in contingent consideration in the consolidated statements of operations.

As part of the acquisition, $1.5 million of the purchase price was held in escrow, which represented $500,000 to be paid upon the achievement of agreed-upon revenue and backlog milestones, and the balance to be held for up to 18 months to satisfy certain indemnification obligations. During the third quarter of 2021, the initial portion of the escrow was settled whereby $250,000 was paid to the seller and $250,000 was offset against the working capital adjustment. An additional $71,000 that was held in escrow was also paid. The balance of the $1.0 million escrow is included in consideration payable and restricted cash in the consolidated balance sheets at December 31, 2021 and March 31, 2022. Approximately $12.3 million in cash was paid at closing.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the medSR acquisition on June 1, 2021 was approximately $7.3 million for the three months ended March 31, 2022.

The medSR acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the consolidated results of operations as if the medSR acquisition occurred on January 1, 2021. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisition occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combination. The difference between the actual revenue and the pro forma revenue is approximately $9.7 million of additional revenue recorded by medSR for the three months ended March 31, 2021. Other differences arise from amortizing purchased intangibles using the double declining balance method.

	Three Months Ended March 31,
	2022	2021
	($ in thousands except per share amounts)
Total revenue	$35,341	$39,455
Net income (loss)	$1,237	$(1,286)
Net loss attributable to common shareholders	$(2,800)	$(4,414)
Net loss per common share	$(0.19)	$(0.31)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
	($ in thousands)
Beginning gross balance	$61,186	$49,291
Acquisition, net of adjustments	—	11,895
Ending gross balance	$61,186	$61,186

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets – net as of March 31, 2022, and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	15,387	13,196
Non-compete agreements	1,236	1,236
Other intangible assets	8,396	8,396
Total intangible assets	72,616	70,425
Less: Accumulated amortization	42,129	39,647
Intangible assets - net	$30,487	$30,778

Other intangible assets primarily represent software costs. Amortization expense was approximately $2.5 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. The weighted-average amortization period is three years.

As of March 31, 2022, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2022 (nine months)	$10,272
2023	10,786
2024	6,765
2025	1,314
2026	300
Thereafter	1,050
Total	$30,487

5. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	March 31,
	2022	2021
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(2,897)	$(5,092)
Weighted-average common shares used to compute basic and diluted loss per share	14,992,147	14,084,749
Net loss attributable to common shareholders per share - basic and diluted	$(0.19)	$(0.36)

All unvested restricted stock units (“RSUs”) and unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

6. DEBT

SVB — During October 2017, the Company opened a revolving line of credit with Silicon Valley Bank (“SVB”) under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for another year. As of March 31, 2022, there was $6 million borrowed under the credit facility, which was repaid in early April. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50% with a minimum rate of 6.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At March 31, 2022 and 2021, the Company was in compliance with all covenants.

During January 2022, the agreement with SVB was modified to allow the Company to issue Series B Preferred Stock and pay monthly dividends on this stock, to use a portion of the offering proceeds to redeem a portion of the Series A Preferred Stock that is outstanding and to allow for the potential exchange of shares of Series A Preferred Stock for Series B Preferred Stock.

Vehicle Financing Notes — The Company financed certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes have three to six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is currently 4.15%.

7. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Company does not have any finance leases.

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

Our lease terms include options to extend the lease when we believe that we may want the right to exercise that option. Leases with a term of less than 12 months are not recorded in the consolidated balance sheets. Our lease agreements do not contain any residual value guarantees. For real estate leases, we account for the lease and non-lease components as a single lease component. Some leases include escalation clauses and termination options that are factored in the determination of the lease payments when appropriate.

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. During the three months ended March 31, 2022 and 2021, there were approximately $263,000 and $243,000, respectively, of unoccupied lease charges for two of the Company’s facilities. There were no lease impairments or restructuring charges during the three months ended March 31, 2022 and 2021. During the quarter ended March 31, 2022, there was a gain on lease termination of approximately $105,000. During the three months ended March 31, 2021, the Company recorded approximately $775,000 of impairment charges on a vendor contract.

Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of March 31, 2022, we had 34 leased properties, five in Medical Practice Management and 29 in Healthcare IT, with remaining terms ranging from less than one year to fifteen years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Operating lease cost	$972	$1,057
Short-term lease cost	40	22
Variable lease cost	9	6
Total- net lease cost	$1,021	$1,085

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2022 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2022	December 31, 2021
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$6,507	$6,940

Current operating lease liabilities	$3,803	$3,963
Non-current operating lease liabilities	3,929	4,545
Total operating lease liabilities	$7,732	$8,508

Operating leases:
ROU assets	$7,366	$10,535
Asset lease expense	(832)	(3,574)
Foreign exchange loss	(27)	(21)
ROU assets, net	$6,507	$6,940

Weighted average remaining lease term (in years):
Operating leases	4.54	4.26
Weighted average discount rate:
Operating leases	6.74%	6.76%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,212	$1,396

ROU assets obtained in exchange for lease liabilities:
Operating leases, net of impairment and terminations	$427	$211

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2022 (nine months)	$3,359
2023	2,366
2024	1,075
2025	514
2026	232
Thereafter	1,756
Total lease payments	9,302
Less: imputed interest	(1,570)
Total lease obligations	7,732
Less: current obligations	(3,803)
Long-term lease obligations	$3,929

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied the Company’s and MTBC Acquisition Corp.’s (“MAC’s”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPRWC”) related to RCM services provided by parties unaffiliated with the Company and MAC. On June 15, 2018, the Company and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending the Company’s and MAC’s appeal. On appeal, the Company and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates, Inc. (“MPMA”) under such agreement, and any agreement to arbitrate disputes arising under such agreement did not apply to the Company or MAC as RPRWC terminated the agreement before the APA took effect. On January 30, 2019, the parties conducted oral arguments before the Appellate Court.

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

On May 28, 2020, the arbitrator handling the matter conducted a scheduling conference with the parties in order to establish deadlines for the parties to exchange discovery requests and responses. During the conference, the arbitrator directed RPRWC to produce statement of damages on which it bases its claim. RPRWC disclosed its statement of damages to MAC on June 12, 2020. RPRWC’s June 12, 2020 statement of damages increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. RPRWC then served expert reports in November 2021. Plaintiff’s expert analyzed only a minute portion of the claims alleged to have been mishandled and then extrapolated damages to be in the range of $9.8 million to $10.8 million; however, this is unrealistically based on an alleged 90-100% collection rate on charges. MAC has served an expert report refuting the methodology used by RPRWC’s expert, the allegations of mishandling and the calculated damages. This matter is currently being prepared for an arbitration hearing which is currently scheduled on several dates in June 2022.

While the allegations of breach of contract made by RPRWC are the subject of the ongoing legal proceedings, MAC believes RPRWC’s allegations lack merit on numerous grounds. The Company and MAC plan to vigorously defend against RPRWC’s claim and in the event of a loss, if any, they anticipate the loss to be substantially less than the amount claimed.

Through the CCH transaction, we acquired its software technology and related business, of which certain elements were, at the time of the acquisition, subject to a civil investigation to determine pre-acquisition compliance with certain federal regulatory requirements. This element was considered as part of the transaction as $4 million of the transaction’s consideration was held in escrow for the resolution of this investigation. Following the closing of the transaction, the Company continued to cooperate with the inquiry as CCH had historically done since the commencement of the investigation in July of 2018. The Company accrued $4.2 million to resolve this investigation, including the $4 million in escrow, which was recorded as an indemnification asset which is included in the consolidated balance sheets at December 31, 2020 in prepaid expenses and other current assets with an offsetting amount in accrued expenses. The Company settled the obligation in April 2021 substantially within the range covered by the escrowed funds.

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

9. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $5,000 and $4,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, and December 31, 2021, the receivable balance due from this customer was approximately $2,000 and $3,000, respectively.

The Company was a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which was owned by the Executive Chairman. The Company recorded an expense of approximately $30,000 for the three months ended March 31, 2021. The lease for the aircraft was renewed as of April 1, 2021 and terminated on August 31, 2021. As of March 31, 2022, there was no liability outstanding to KAI.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the three months ended March 31, 2022 and 2021 was approximately $51,000 and $47,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the three months ended March 31, 2022 and 2021, the Company spent approximately $288,000 and $289,000 to upgrade the related party leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 and $13,000 as of March 31, 2022 and December 31, 2021, respectively.

Included in the ROU asset at March 31, 2022 is approximately $438,000 applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2022 is approximately $173,000 and $261,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2021 is approximately $483,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2021 is approximately $174,000 and $305,000, respectively, applicable to the related party leases.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2022, talkMD had not yet commenced operations.

10. SHAREHOLDERS’ EQUITY

During the current quarter, the Company sold 1,100,810 shares of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) and received net proceeds of approximately $25.5 million. The Series B Preferred Stock is listed on the Nasdaq Global Market under the symbol “MTBCO.” Dividends on the Series B Preferred Stock of approximately $2.19 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. On March 18, 2022, the Company used a portion of the proceeds from selling Series B Preferred Stock and redeemed 800,000 shares of Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

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

The Company has the right to sell up to $35 million of its Series B Preferred Stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the first quarter of 2022, the Company sold 49,562 shares of Series B Preferred Stock under its ATM and received net proceeds of approximately $1.2 million. The Company also has the right to sell up to $50 million of its common stock using a second ATM facility. The underwriters of the common stock ATM also receive 3% of the gross proceeds. During the first quarter of 2022, no shares of common stock were issued under this ATM.

During the three months ended March 31, 2021, 858,000 common stock warrants were exercised at $7.50 each resulting in gross proceeds of $6,435,000.

11. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. For revenue cycle management services, the Company recognizes revenue when services begin on medical billing claims, which is generally upon receipt of the claim from the provider. The Company estimates the value of the consideration it will earn over the remaining contractual period as services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under the standard.

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

The following table represents a disaggregation of revenue for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$23,242	$25,845
Professional services	8,314	617
Printing and mailing services	463	383
Group purchasing services	134	188
Medical Practice Management:
Medical practice management services	3,188	2,735
Total	$35,341	$29,768

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

Additional services such as coding, credentialing and transcription are sometimes rendered in connection with the delivery of revenue cycle management and related medical services. The Company invoices customers monthly, based on the actual amount of services performed at the agreed-upon rate in the contract. These services are only offered to revenue cycle management customers. These services do not represent a material right because the services are optional to the customer and customers electing these services are charged the same price for those services as if they were on a standalone basis. Each individual coding, credentialing or transcription transaction processed represents a performance obligation, which is satisfied over time as that individual service is rendered.

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

Information about contract balances:

As of March 31, 2022, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.4 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $228,000 of the contract asset represents revenue earned, but not yet paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
Increase (decrease), net	1,487	(80)	55	49
Balance as of March 31, 2022	$18,493	$4,645	$1,140	$390

Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
Increase (decrease), net	330	270	52	(20)
Balance as of March 31, 2021	$12,419	$4,375	$1,225	$285

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $846,000 and $1.0 million at March 31, 2022 and 2021, respectively, and are included in the other assets amounts in the consolidated balance sheets.

12. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “2014 Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. During 2017, the 2014 Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance. The 2014 Plan was amended and restated on April 14, 2017 (the “Amended and Restated Equity Incentive Plan”). During 2018, an additional 200,000 of Series A Preferred Stock were added to the plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the 2014 Plan for future issuance. Some of the Series A Preferred Stock shares were subsequently redesignated as Series B Preferred Stock and were removed from the 2014 Plan. As of March 31, 2022, 856,479 shares of common stock and 38,454 shares of Series A Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

In February 2022, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2022. The addition of the Series B Preferred Stock to the Amended and Restated Equity Incentive Plan is subject to shareholder approval at the Annual Meeting. The actual amount of shares will be settled in early 2023 based on the achievement of the specified criteria. For the three months ended March 31, 2022, an expense of approximately $134,000 was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Equity Incentive Plan for the three months ended March 31, 2022 and 2021:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2022	418,039	34,000	—
Granted	360,398	—	34,000
Vested	(208,817)	(34,000)	—
Forfeited	(25,494)	—	—
Outstanding and unvested shares at March 31, 2022	544,126	—	34,000

Outstanding and unvested shares at January 1, 2021	382,435	44,000	—
Granted	395,100	34,000	—
Vested	(226,525)	(44,000)	—
Forfeited	(5,023)	—	—
Outstanding and unvested shares at March 31, 2021	545,987	34,000	—

The liability for the cash-settled awards and the liability for withheld taxes in connection with the equity awards was approximately $417,000 and $1.0 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued compensation in the consolidated balance sheets. During the quarter ended March 31, 2022, approximately $13,000 was paid in connection with the cash-settled awards. No amounts were paid in connection with cash-settled awards during the quarter ended March 31, 2021.

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

The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2022 and 2021:

Stock-based compensation included in	Three Months Ended March 31,
the consolidated statements of operations:	2022	2021
	($ in thousands)
Direct operating costs	$217	$305
General and administrative	380	624
Research and development	70	137
Selling and marketing	220	201
Total stock-based compensation expense	$887	$1,267

13. INCOME TAXES

The income tax expense for the three months ended March 31, 2022 was approximately $64,000 comprised of a current tax expense of $28,000 and a deferred tax expense of $36,000. The income tax benefit for the three months ended March 31, 2021 was approximately $1,000, comprised of a current tax expense of $35,000 and a deferred tax benefit of $36,000.

The current income tax provision for the three months ended March 31, 2022 and 2021 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three ended March 31, 2022 and 2021 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of both March 31, 2022 and December 31, 2021, the Company has deferred approximately $934,000 of payroll taxes. This amount needs to be repaid by December 31, 2022.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of March 31, 2022 and December 31, 2021.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at March 31, 2022 or December 31, 2021.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instrument includes the fair value of contingent consideration related to completed acquisitions. The fair value at March 31, 2022 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of March 31, 2022, the contingent consideration is valued using a Monte Carlo simulation model.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Balance - January 1,	$3,090	$—
Acquisitions	—	—
Change in fair value	(600)	—
Payments	—	—
Balance - March 31,	$2,490	$—

15. SEGMENT REPORTING

The Company’s Chief Executive Officer and Executive Chairman jointly serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts that are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 14, 2022. The following table presents revenues, operating expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$32,153	$3,188	$—	$35,341
Operating expenses:
Direct operating costs	20,011	2,662	—	22,673
Selling and marketing	2,376	8	—	2,384
General and administrative	3,400	437	1,748	5,585
Research and development	985	—	—	985
Change in contingent consideration	(600)	—	—	(600)
Depreciation and amortization	2,852	88	—	2,940
Net loss on lease termination, impairment and unoccupied lease charges	158	—	—	158
Total operating expenses	29,182	3,195	1,748	34,125
Operating income (loss)	$2,971	$(7)	$(1,748)	$1,216

	Three Months Ended March 31, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$27,033	$2,735	$—	$29,768
Operating expenses:
Direct operating costs	15,987	2,073	—	18,060
Selling and marketing	1,882	8	—	1,890
General and administrative	3,426	520	1,678	5,624
Research and development	2,026	—	—	2,026
Depreciation and amortization	2,749	82	—	2,831
Impairment charges and unoccupied lease charges	1,018	—	—	1,018
Total operating expenses	27,088	2,683	1,678	31,449
Operating (loss) income	$(55)	$52	$(1,678)	$(1,681)

16. SUBSEQUENT EVENT

Effective April 1, 2022, the Company created a new subsidiary in Azad Jammu and Kashmir called MTBC Bagh (Private) Limited. This entity is 99.8% owned by CareCloud, Inc. and will include all of the revenues, costs, assets and liabilities for the local operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2022 and 2021, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the three months ended March 31, 2022, economic and health conditions in the United States and across most of the globe continue to change. The Company expanded its telehealth operations, which is an alternative to office visits. However, not all physicians are using telehealth and not to the same extent as previous office visits.

The COVID-19 pandemic affected the Company’s operations in 2021 and may continue to do so indefinitely in the future. The pandemic may have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The spread of the virus did not adversely affect the health and availability of our employees and staff. The scope and nature of these impacts, most of which are beyond the Company’s control, continue to evolve and the outcomes are uncertain.

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three months ended March 31, 2022 may not necessarily be indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the future impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders.

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

Adoption of our technology-enabled business solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to approximately 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals representing 80 specialties and subspecialties in 50 states. In addition, we serve approximately 200 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

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

Our offshore operations in the Pakistan Offices and Sri Lanka accounted for approximately 11% and 12% of total expenses for the three months ended March 31, 2022 and 2021, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 81% for the three months ended March 31, 2022 and approximately 80% for the three months ended March 31, 2021). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net revenue	$35,341	$29,768

GAAP net income (loss)	1,140	(1,964)

Provision (benefit) for income taxes	64	(1)
Net interest expense	95	64
Foreign exchange loss / other expense	(56)	244
Stock-based compensation expense	887	1,267
Depreciation and amortization	2,940	2,831
Transaction and integration costs	102	232
Net loss on lease termination, impairment and unoccupied lease charges	158	1,018
Change in contingent consideration	(600)	-
Adjusted EBITDA	$4,730	$3,691

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Net revenue	$35,341	$29,768

GAAP net income (loss)	1,140	(1,964)
Provision (benefit) for income taxes	64	(1)
Net interest expense	95	64
Other (income) expense - net	(83)	220
GAAP operating income (loss)	1,216	(1,681)
GAAP operating margin	3.4%	(5.6%)

Stock-based compensation expense	887	1,267
Amortization of purchased intangible assets	1,805	2,135
Transaction and integration costs	102	232
Net loss on lease termination, impairment and unoccupied lease charges	158	1,018
Change in contingent consideration	(600)	-
Non-GAAP adjusted operating income	$3,568	$2,971
Non-GAAP adjusted operating margin	10.1%	10.0%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges;
●	Change in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands except for per share amounts)
GAAP net income (loss)	$1,140	$(1,964)

Foreign exchange loss / other expense	(56)	244
Stock-based compensation expense	887	1,267
Amortization of purchased intangible assets	1,805	2,135
Transaction and integration costs	102	232
Net loss on lease termination, impairment and unoccupied lease charges	158	1,018
Change in contingent consideration	(600)	-
Income tax expense (benefit) related to goodwill	36	(36)
Non-GAAP adjusted net income	$3,472	$2,896

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2022	2021
GAAP net loss attributable to common shareholders, per share	$(0.19)	$(0.36)
Impact of preferred stock dividend	0.27	0.22
Net income (loss) per end-of-period share	0.08	(0.14)

Foreign exchange loss / other expense	0.00	0.02
Stock-based compensation expense	0.06	0.09
Amortization of purchased intangible assets	0.11	0.14
Transaction and integration costs	0.01	0.02
Net loss on lease termination, impairment and unoccupied lease charges	0.01	0.07
Change in contingent consideration	(0.04)	0.00
Income tax expense (benefit) related to goodwill	0.00	0.00
Non-GAAP adjusted earnings per share	$0.23	$0.20

End-of-period common shares	15,062,651	14,399,790
In-the-money warrants and outstanding unvested RSUs	790,926	2,698,127
Total fully diluted shares	15,853,577	17,097,917
Non-GAAP adjusted diluted earnings per share	$0.22	$0.17

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of March 31, 2022 and 2021. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of March 31, 2022, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 66% and 87% of our revenues during the three months ended March 31, 2022 and 2021, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 25% and 4% of revenues for the three months ended March 31, 2022 and 2021, respectively.

We earned approximately 9% and 9% of our revenue from medical practice management services during both the three months ended March 31, 2022 and 2021. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Research and Development Expense. Research and development expense consists primarily of personnel-related costs, software expense and third-party contractor costs.

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

Net loss on lease termination, Impairment and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of early lease terminations. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2022 and December 31, 2021.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in the consolidated balance sheets at March 31, 2022 and December 31, 2021. The Company does not have any finance leases.

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

Capitalized software costs:

All of our software is considered internal use for accounting purposes, as we do not market or sell our software. As a result, we capitalize certain costs associated with the creation of internally-developed software for internal use. The total of these costs is recorded in Intangible assets – net in our consolidated balance sheets.

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

As of March 31, 2022 and December 31, 2021, the carrying amounts of internally-developed capitalized software in use was $13.1 million and $11.6 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2022	2021
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	64.2%	60.7%
Selling and marketing	6.7%	6.3%
General and administrative	15.8%	18.9%
Research and development	2.8%	6.8%
Change in contingent consideration	(1.7%)	0.0%
Depreciation and amortization	8.3%	9.5%
Net loss on lease termination, impairment and unoccupied lease charges	0.4%	3.4%
Total operating expenses	96.5%	105.6%

Operating income (loss)	3.5%	(5.6%)

Interest expense - net	0.3%	0.2%
Other income (expense) - net	0.2%	(0.7%)
Income (loss) before income taxes	3.4%	(6.5%)
Income tax provision (benefit)	0.2%	(0.0%)
Net income (loss)	3.2%	(6.5%)

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Net revenue	$35,341	$29,768	$5,573	19%

Net Revenue. Net revenue of $35.3 million for the three months ended March 31, 2022 increased by $5.6 million or 19% from net revenue of $29.8 million for the three months ended March 31, 2021. Revenue for the three months ended March 31, 2022 includes approximately $7.3 million from customers acquired in the medSR acquisition. Revenue for the three months ended March 31, 2022 includes $23.2 million relating to technology-enabled business solutions, $8.3 million related to professional services and $3.2 million for medical practice management services.

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Direct operating costs	$22,673	$18,060	$4,613	26%
Selling and marketing	2,384	1,890	494	26%
General and administrative	5,585	5,624	(39)	(1%)
Research and development	985	2,026	(1,041)	(51%)
Change in contingent consideration	(600)	-	(600)	(100%)
Depreciation	449	460	(11)	(2%)
Amortization	2,491	2,371	120	5%
Net loss on lease termination, impairment and unoccupied lease charges	158	1,018	(860)	(84%)
Total operating expenses	$34,125	$31,449	$2,676	9%

Direct Operating Costs. Direct operating costs of $22.7 million for the three months ended March 31, 2022 increased by $4.6 million or 26% compared to direct operating costs of $18.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, salary costs increased by $1.9 million, and outsourcing and processing costs increased by $2.3 million. The increase in these costs for the three months ended March 31, 2022 were primarily related to the medSR acquisition.

Selling and Marketing Expense. Selling and marketing expense of $2.4 million for the three months ended March 31, 2022 increased by $494,000 or 26% from selling and marketing expense of $1.9 million for the three months ended March 31, 2021. The increase was primarily related to additional emphasis on sales and marketing activities.

General and Administrative Expense. General and administrative expense of $5.6 million for the three months ended March 31, 2022 decreased by $39,000 or 1% compared to three months ended March 31, 2021. The three-month decrease in general and administrative expense was primarily related to an overall decrease in expenses offset by an increase in salaries and wages due to the medSR acquisition.

Research and Development Expense. Research and development expense of $985,000 for the three months ended March 31, 2022 decreased by approximately $1.0 million from research and development expense of $2.0 million for the three months ended March 31, 2021. The decrease represents less maintenance work on platforms generating revenue and more resources dedicated to development of new technology which is not yet in commercial use. During the three months ended March 31, 2022 and 2021, the Company capitalized approximately $2.3 million and $1.5 million of development costs in connection with its internal-use software, respectively.

Change in Contingent Consideration. The change of $600,000 for the three months ended March 31, 2022 reflects the estimated decrease in the fair value of the contingent consideration from the medSR acquisition.

Depreciation. Depreciation of $449,000 for the three months ended March 31, 2022 decreased by $11,000 or 2% from the depreciation of $460,000 for the three months ended March 31, 2021.

Amortization Expense. Amortization expense of $2.5 million for the three months ended March 31, 2022 increased by $120,000 or 5% from amortization expense of $2.4 million for the three months ended March 31, 2021. The increase was primarily related to the intangible assets acquired from the medSR acquisition as well as amortization of software which was previously capitalized and now placed into use.

Net loss on lease termination, Impairment and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of early lease terminations. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Interest income	$5	$15	$(10)	(67)%
Interest expense	(100)	(79)	(21)	(27)%
Other income (expense) - net	83	(220)	303	138%
Income tax provision (benefit)	64	(1)	(65)	(6,500)%

Interest Income. Interest income of $5,000 for the three months ended March 31, 2022 decreased by $10,000 from interest income of $15,000 for the three months ended March 31, 2021. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $100,000 for the three months ended March 31, 2022 increased by $21,000 or 27% from interest expense of $79,000 for the three months ended March 31, 2021. Interest expense includes the amortization of deferred financing costs, which was $30,000 and $36,000 during the three months ended March 31, 2022 and 2021, respectively.

Other Income (Expense) – net. Other income – net was $83,000 for the three months ended March 31, 2022 compared to other expense – net of $220,000 for the three months ended March 31, 2021. Other income (expense) primarily represents foreign currency transaction gains and other expense primarily represents foreign currency transaction losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the consolidated statements of operations.

Income Tax Provision (Benefit). The provision for income taxes was $64,000 for the three months ended March 31, 2022 compared to the benefit for income taxes of $1,000 for the three months ended March 31, 2021. As a result of the Company having certain net operating losses with an indefinite life under the current Federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2022 and 2021. The current income tax expense for the three months ended March 31, 2022 was approximately $28,000 and includes state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2022 and December 31, 2021.

Liquidity and Capital Resources

During the three months ended March 31, 2022, there was positive cash flow from operations of $3.1 million and at March 31, 2022, the Company had $10.1 million in cash and restricted cash and positive working capital of $8.7 million. The Company has a revolving line of credit with SVB, and, as of March 31, 2022, there was a $6 million balance outstanding, which was repaid in early April. During the three months ended March 31, 2022, the Company sold 1,150,372 shares of Series B Preferred Stock and raised $26.6 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$3,087	$958	$2,129	222%
Net cash used in investing activities	(2,797)	(2,219)	(578)	(26)%
Net cash (used in) provided by financing activities	(342)	1,157	(1,499)	(130)%
Effect of exchange rate changes on cash	(152)	174	(326)	(187%
Net (decrease) increase in cash and restricted cash	$(204)	$70	$(274)	(391)%

Income before income taxes was $1.2 million for the three months ended March 31, 2022, which included $2.9 million of non-cash depreciation and amortization. The loss before income taxes for the three months ended March 31, 2021 was $2.0 million, which included $2.8 million of non-cash depreciation and amortization.

Operating Activities

Cash provided by operating activities was $3.1 million and $958,000 during the three months ended March 31, 2022 and 2021, respectively. The increase in net income of $3.1 million included the following changes in non-cash items: increase in depreciation and amortization of $135,000, decrease in stock-based compensation of $380,000, and an increase in the change in contingent consideration of $600,000. Revenue increased by $5.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and operating expenses increased by $2.7 million for the same period, primarily due to the acquisition of medSR.

Accounts receivable increased by $1.6 million for the three months ended March 31, 2022 compared with an increase of $522,000 for the three months ended March 31, 2021. Accounts payable, accrued compensation and accrued expenses decreased by $1.1 million during the three months ended March 31, 2022 compared with a decrease of $1.7 million for the three months ended March 31, 2021.

Investing Activities

Net cash used in investing activities was $2.8 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures were $544,000 and $695,000 for the three months ended March 31, 2022 and 2021, respectively. The capital expenditures for the three months ended March 31, 2022 and 2021 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $2.3 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used by financing activities was $342,000 during the three months ended March 31, 2022 and cash provided by financing activities was $1.2 million during the three months ended March 31, 2021. The Company received net proceeds from the sale of Series B Preferred Stock of $26.6 million of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock. Net repayments on the credit line were $2.0 million. Cash used in financing activities during the three months ended March 31, 2022 included $3.9 million of preferred stock dividends, $251,000 of repayments for debt obligations and $775,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for the three months ended March 31, 2021 included $3.6 million of preferred stock dividends, $241,000 of repayment for debt obligations and $1.4 million of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all SVB covenants as of March 31, 2022. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2022, talkMD had not yet commenced operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The material weakness was due to a lack of controls over the completeness and accuracy of key inputs related to the measurement of a non-routine transaction.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and l5d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes and controls to verify the completeness and accuracy of key inputs related to non-routine transactions by requiring more detailed reviews by experienced staff and increased communication among our personnel and third party professionals with whom we consult regarding such transactions. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 8, Commitments And Contingencies” of the Notes to Consolidated Financial Statements in this Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 14, 2022, which could materially affect our business, financial condition and/or future results and may be further impacted by the coronavirus pandemic. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Redemption of Equity Securities

Period	Total number of shares of Series A Preferred Stock redeemed		Average price paid per share of Series A Preferred Stock		Total number of shares redeemed as part of publicly announced plans or programs
January 1-31, 2022	-		-		-
February 1-28, 2022	-		-		-
March 1-31, 2022	800,000	(1)	$25.1375	(1)	800,000	(1)
Total	800,000		$25.1375		800,000

(1) On February 15, 2022, we announced that we would redeem 800,000 shares of our Series A Preferred Stock. On March 18, 2022, we redeemed 800,000 shares of our Series A Preferred Stock for a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date of March 18, 2022 in an amount equal to $.1375 per share, for a total payment of $25.1375 per share.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.19	Sixth Loan Modification Agreement dated January 27, 2022, by and between the Company and SVB.
31.1	Certification of the Company’s Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: May 9, 2022

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: May 9, 2022

