Form 10-Q
period 2022-06-30
CareCloud, Inc.
filed 2022-08-04
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

At July 29, 2022, the registrant had 15,080,172 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$9,220	$9,340
Restricted cash	1,000	1,000
Accounts receivable - net of allowance for doubtful accounts of $592 and $537 at June 30, 2022 and December 31, 2021, respectively	18,984	17,006
Contract asset	4,700	4,725
Inventory	376	503
Current assets - related party	16	13
Prepaid expenses and other current assets	3,335	2,972
Total current assets	37,631	35,559
Property and equipment - net	4,850	5,404
Operating lease right-of-use assets	5,447	6,940
Intangible assets - net	30,177	30,778
Goodwill	61,186	61,186
Other assets	807	981
TOTAL ASSETS	$140,098	$140,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,047	$5,948
Accrued compensation	4,200	4,251
Accrued expenses	4,481	5,091
Operating lease liability (current portion)	3,224	3,963
Deferred revenue (current portion)	1,450	1,085
Deferred payroll taxes	934	934
Notes payable (current portion)	12	344
Contingent consideration (current portion)	1,860	3,090
Dividend payable	3,986	3,856
Consideration payable	1,000	1,000
Total current liabilities	26,194	29,562
Notes payable	16	20
Borrowings under line of credit	7,000	8,000
Operating lease liability	3,319	4,545
Deferred revenue	363	341
Deferred tax liability	477	449
Total liabilities	37,369	42,917
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 and 5,299,227 shares at June 30, 2022 and December 31, 2021, respectively. Series B, issued and outstanding 1,210,248 shares at June 30, 2022	6	5
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 15,819,259 and 15,657,641 shares at June 30, 2022 and December 31, 2021, respectively. Outstanding 15,078,460 and 14,916,842 shares at June 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	133,544	131,379
Accumulated deficit	(27,176)	(31,053)
Accumulated other comprehensive loss	(2,999)	(1,754)
Less: 740,799 common shares held in treasury, at cost at June 30, 2022 and December 31, 2021	(662)	(662)
Total shareholders’ equity	102,729	97,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,098	$140,848

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET REVENUE	$37,228	$34,065	$72,569	$63,834
OPERATING EXPENSES:
Direct operating costs	21,787	20,534	44,460	38,595
Selling and marketing	2,426	2,204	4,810	4,094
General and administrative	6,394	6,269	11,979	11,893
Research and development	1,098	1,813	2,083	3,839
Change in contingent consideration	(630)	-	(1,230)	-
Depreciation and amortization	2,936	3,128	5,876	5,959
Net loss on lease termination, impairment and unoccupied lease charges	463	223	621	1,241
Total operating expenses	34,474	34,171	68,599	65,621
OPERATING INCOME (LOSS)	2,754	(106)	3,970	(1,787)
OTHER:
Interest income	3	2	8	6
Interest expense	(107)	(115)	(207)	(183)
Other income (expense) - net	112	205	195	(15)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,762	(14)	3,966	(1,979)
Income tax provision	25	213	89	212
NET INCOME (LOSS)	$2,737	$(227)	$3,877	$(2,191)

Preferred stock dividend	3,776	3,638	7,813	6,767
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,039)	$(3,865)	$(3,936)	$(8,958)

Net loss per common share: basic	$(0.07)	$(0.27)	$(0.26)	$(0.63)
Weighted-average common shares used to compute basic loss per share	15,070,147	14,430,882	15,031,363	14,258,772

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$2,737	$(227)	$3,877	$(2,191)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(990)	(405)	(1,245)	(60)
COMPREHENSIVE INCOME (LOSS)	$1,747	$(632)	$2,632	$(2,251)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2022	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	-	-	-	-	-	-	-	1,140	-	-	1,140
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(255)	-	(255)
Issuance of stock under the equity incentive plan	22,319	-	-	-	145,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	887	-	-	-	887
Redemption of Series A Preferred Stock	(800,000)	-	-	-	-	-	(20,000)	-	-	-	(20,000)
Issuance of Series B Preferred Stock	-	-	1,150,372	1	-	-	26,637	-	-	-	26,638
Stock issuance costs	-	-	-	-	-	-	(11)	-	-	-	(11)
Preferred stock dividends	-	-	-	-	-	-	(4,037)	-	-	-	(4,037)
Balance - March 31, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293

Balance - April 1, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293
Net income	-	-	-	-	-	-	-	2,737	-	-	2,737
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(990)	-	(990)
Issuance of stock under the equity incentive plan	4,685	-	10,000	-	15,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,257	-	-	-	1,257
Redemption of Series A Preferred Stock	-	-	-	-	-	-	(5)	-	-	-	(5)
Issuance of Series B Preferred Stock	-	-	49,876	-	-	-	1,223	-	-	-	1,223
Stock issuance costs	-	-	-	-	-	-	(10)	-	-	-	(10)
Preferred stock dividends	-	-	-	-	-	-	(3,776)	-	-	-	(3,776)
Balance - June 30, 2022	4,526,231	$5	1,210,248	$1	15,819,259	$16	$133,544	$(27,176)	$(2,999)	$(662)	$102,729

Balance - January 1, 2021	5,475,279	$5	-	$-	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net loss	-	-	-	-	-	-	-	(1,964)	-	-	(1,964)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	345	-	345
Issuance of stock under the equity incentive plan	27,682	1	-	-	161,545	-	(1)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	623	-	-	-	623
Stock issuance costs	-	-	-	-	-	-	(43)	-	-	-	(43)
Exercise of common stock warrants	-	-	-	-	858,000	1	6,434	-	-	-	6,435
Preferred stock dividends	-	-	-	-	-	-	(3,128)	-	-	-	(3,128)
Balance - March 31, 2021	5,502,961	$6	-	$-	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513

Balance - April 1, 2021	5,502,961	$6	-	$-	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513
Net loss	-	-	-	-	-	-	-	(227)	-	-	(227)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(405)	-	(405)
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,244	-	-	-	33,724	-	-	-	-	-	-
Issuance of common stock, net of fees and expenses	-	-	-	-	178,092	-	1,360	-	-	-	1,360
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,163	-	-	-	1,163
Cancellation of shares held in escrow	(215,822)	(1)	-	-	-	-	(4,000)	-	-	-	(4,001)
Preferred stock dividends	-	-	-	-	-	-	(3,638)	-	-	-	(3,638)
Balance - June 30, 2021	5,291,383	$5	-	$-	15,352,405	$15	$135,551	$(36,080)	$(1,064)	$(662)	$97,765

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

($ in thousands)

	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$3,877	$(2,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,159	6,185
Lease amortization	1,658	1,455
Deferred revenue	387	(133)
Provision for doubtful accounts	580	257
Provision for deferred income taxes	28	126
Foreign exchange gain	(159)	(59)
Interest accretion	323	288
Gain on sale of assets	(6)	-
Stock-based compensation expense	2,071	3,002
Change in contingent consideration	(1,230)	-
Adjustment of goodwill	-	36
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,558)	(1,687)
Contract asset	25	1,037
Inventory	127	(42)
Other assets	(264)	(120)
Accounts payable and other liabilities	(2,892)	(6,073)
Net cash provided by operating activities	8,126	2,081
INVESTING ACTIVITIES:
Purchase of property and equipment	(973)	(1,484)
Capitalized software	(4,654)	(3,254)
Cash paid for acquisitions (net)	-	(12,261)
Net cash used in investing activities	(5,627)	(16,999)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(7,683)	(7,198)
Settlement of tax withholding obligations on stock issued to employees	(910)	(1,572)
Repayments of notes payable, net	(338)	(391)
Stock issuance costs	(21)	(43)
Proceeds from exercise of warrants	-	6,435
Proceeds from issuance of Series B Preferred Stock, net of expenses	27,860	-
Proceeds from issuance of common stock, net of expenses	-	1,360
Redemption of Series A Preferred Stock	(20,005)	-
Proceeds from line of credit	17,500	5,000
Repayment of line of credit	(18,500)	-
Net cash (used in) provided by financing activities	(2,097)	3,591
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(522)	(96)
NET DECREASE IN CASH AND RESTRICTED CASH	(120)	(11,423)
CASH AND RESTRICTED CASH - Beginning of the period	10,340	20,925
CASH AND RESTRICTED CASH - End of the period	$10,220	$9,502
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock (cancelled) issued in connection with an acquisition	$-	$(4,000)
Contingent consideration	$-	$6,500
Dividends declared, not paid	$3,986	$3,810
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$128	$92
Interest	$93	$39

See notes to consolidated financial statements.

CARECLOUD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

AND 2021 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CareCloud, Inc. (“CareCloud”, and together with its consolidated subsidiaries, the “Company,” “we,” “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, together with related business services, to healthcare providers and hospitals throughout the United States. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems. CareCloud has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.1% of the shares of MTBC Pvt. Ltd. is equally owned by the founder and Executive Chairman of CareCloud and a local employee who is also a director of this entity. Effective April 1, 2022, the Company formed MTBC Bagh Private Limited (or “MTBC Bagh Pvt. Ltd.”), a 99.8% majority owned subsidiary of CareCloud based in Azad Jammu and Kashmir, a region administered by Pakistan. The remaining 0.2% of the shares of MTBC Bagh Pvt. Ltd. are equally owned by the founder and Executive Chairman of CareCloud and the same director/employee as above. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the medical practice management business acquired from Orion Healthcorp.

In January 2020, the Company purchased CareCloud Corporation, a company whose name we took. That company is now known as CareCloud Health, Inc. (“CCH”). In June 2020, the Company purchased Meridian Billing Management Co. and its affiliate Origin Holdings, Inc. (collectively “Meridian” and sometimes referred to as “Meridian Medical Management”). Both companies were subsequently merged and the surviving company was renamed Meridian Medical Management, Inc.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, including subsequent codification improvements, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company is in the process of determining if this update will have a significant impact on the consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted this guidance effective January 1, 2022. There was no impact on the consolidated financial statements as a result of this standard.

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

MedMatica and SRS were in the business of providing a broad range of specialty consulting services to hospitals and large healthcare groups, including certain consulting services related to healthcare IT application services and implementations, medical practice management, and revenue cycle management. The acquisition has been accounted for as a business combination.

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

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceeds certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment will be approximately $5.6 million and this amount was recorded as part of the purchase price allocation as contingent consideration. At June 30, 2022 and December 31, 2021, the Company determined that the fair value of the contingent consideration was approximately $1.9 million and $3.1 million, respectively, based in part on the actual operating results since the acquisition. The difference in the contingent consideration between December 31, 2021 and June 30, 2022 has been recorded as a change in contingent consideration in the consolidated statements of operations.

As part of the acquisition, $1.5 million of the purchase price was held in escrow, which represented $500,000 to be paid upon the achievement of agreed-upon revenue and backlog milestones, and the balance to be held for up to 18 months to satisfy certain indemnification obligations. During the third quarter of 2021, the initial portion of the escrow was settled whereby $250,000 was paid to the seller and $250,000 was offset against the working capital adjustment. An additional $71,000 that was held in escrow was also paid. The balance of the $1.0 million escrow is included in consideration payable and restricted cash in the consolidated balance sheets at December 31, 2021 and June 30, 2022. Approximately $12.3 million in cash was paid at closing.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the medSR acquisition on June 1, 2021 was approximately $8.6 million and $15.8 million for the three and six months ended June 30, 2022, respectively.

The medSR acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the consolidated results of operations as if the medSR acquisition occurred on January 1, 2021. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisition occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combination. The difference between the actual revenue and the pro forma revenue is approximately $8.1 million and $17.8 million of additional revenue recorded by medSR for the three and six months ended June 30, 2021, respectively. Other differences arise from amortizing purchased intangibles using the double declining balance method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands, except per share amounts)
Total revenue	$37,228	$42,169	$72,569	$81,624
Net income (loss)	$2,830	$(337)	$4,067	$(1,622)
Net loss attributable to common shareholders	$(946)	$(3,975)	$(3,746)	$(8,389)
Net loss per common share	$(0.06)	$(0.28)	$(0.25)	$(0.59)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
	($ in thousands)
Beginning gross balance	$61,186	$49,291
Acquisition, net of adjustments	-	11,895
Ending gross balance	$61,186	$61,186

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets – net as of June 30, 2022, and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	17,471	13,196
Non-compete agreements	1,236	1,236
Other intangible assets	8,399	8,396
Total intangible assets	74,703	70,425
Less: Accumulated amortization	44,526	39,647
Intangible assets - net	$30,177	$30,778

Other intangible assets primarily represent acquired software and purchased intangibles. Amortization expense was approximately $4.9 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively. The weighted-average amortization period is three years.

As of June 30, 2022, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2022 (six months)	$7,249
2023	11,549
2024	7,481
2025	2,548
2026	300
Thereafter	1,050
Total	$30,177

5. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(1,039)	$(3,865)	$(3,936)	$(8,958)
Weighted-average common shares used to compute basic and diluted loss per share	15,070,147	14,430,882	15,031,363	14,258,772
Net loss attributable to common shareholders per share - basic and diluted	$(0.07)	$(0.27)	$(0.26)	$(0.63)

At June 30, 2022, the 433,251 unvested equity restricted stock units (“RSUs”) as discussed in Note 12 and 1,353,489 unexercised warrants expiring between September 2022 and September 2023 with exercise prices between $3.92 to $10.00 have been excluded from the above calculations as they were anti-dilutive. At June 30, 2021, the 476,607 unvested equity RSUs and 3,152,140 unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

6. DEBT

SVB — During October 2017, the Company opened a revolving line of credit with Silicon Valley Bank (“SVB”) under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for another year. As of June 30, 2022, there was $7.0 million borrowed under the credit facility, which was repaid in July. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50% with a minimum rate of 6.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants have a strike price equal to $3.92. They have a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At June 30, 2022 and 2021, the Company was in compliance with all covenants.

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

7. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. During the three and six months ended June 30, 2022, there were approximately $266,000 and $529,000, respectively, of unoccupied lease charges. During the three and six months ended June 30, 2021, there were approximately $223,000 and $466,000, respectively, of unoccupied lease charges for two of the Company’s facilities. During the six months ended June 30, 2022, there was a gain on lease termination of approximately $105,000. During the six months ended June 30, 2021, the Company recorded approximately $775,000 of impairment charges on a vendor contract.

During the three months ended June 30, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $197,000. This amount is included in Net loss on lease terminations, impairment and unoccupied lease charges in the consolidated statements of operations.

Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of June 30, 2022, we had 33 leased properties, five in Medical Practice Management and 28 in Healthcare IT, with remaining terms ranging from less than one year to fifteen years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Operating lease cost	$905	$1,058	$1,877	$2,115
Short-term lease cost	35	22	75	44
Variable lease cost	10	8	19	14
Total- net lease cost	$950	$1,088	$1,971	$2,173

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2022 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	June 30, 2022	December 31, 2021
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$5,447	$6,940

Current operating lease liabilities	$3,224	$3,963
Non-current operating lease liabilities	3,319	4,545
Total operating lease liabilities	$6,543	$8,508

Operating leases:
ROU assets	$7,171	$10,535
Asset lease expense	(1,658)	(3,574)
Foreign exchange loss	(66)	(21)
ROU assets, net	$5,447	$6,940

Weighted average remaining lease term (in years):
Operating leases	4.53	4.26
Weighted average discount rate:
Operating leases	6.75%	6.76%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,158	$1,336	$2,370	$2,732

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$15	$1,537	$442	$1,748

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2022 (six months)	$2,205
2023	2,263
2024	995
2025	514
2026	232
Thereafter	1,756
Total lease payments	7,965
Less: imputed interest	(1,422)
Total lease obligations	6,543
Less: current obligations	(3,224)
Long-term lease obligations	$3,319

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

On May 28, 2020, the arbitrator handling the matter conducted a scheduling conference with the parties in order to establish deadlines for the parties to exchange discovery requests and responses. During the conference, the arbitrator directed RPRWC to produce statement of damages on which it bases its claim. RPRWC disclosed its statement of damages to MAC on June 12, 2020. RPRWC’s June 12, 2020 statement of damages increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. RPRWC then served expert reports in November 2021, whereby RPRWC’s expert alleged that damages were estimated to be in the range of $9.8 million to $10.8 million. MAC has served an expert report refuting the alleged damages. A hearing was held in this matter over four days in June 2022. The parties may submit written closing arguments to the arbitrator. The arbitrator has not yet set a deadline to submit written closing arguments.

While the allegations of breach of contract made by RPRWC are the subject of the ongoing legal proceedings, MAC believes RPRWC’s allegations lack merit on numerous grounds. The Company and MAC continue to vigorously defend against RPRWC’s claim and in the event of a loss, if any, they anticipate the loss will not have a material impact on the consolidated financial statements.

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

9. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $11,000 and $9,000 for the six months ended June 30, 2022 and 2021, respectively and $6,000 and $5,000 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, and December 31, 2021, the receivable balance due from this customer was approximately $8,000 and $3,000, respectively.

The Company was a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which was owned by the Executive Chairman. The Company recorded an expense of approximately $30,000 and $60,000 for the three and six months ended June 30, 2021, respectively. The lease for the aircraft was renewed as of April 1, 2021 and terminated on August 31, 2021. As of June 30, 2022, there was no liability outstanding to KAI.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the six months ended June 30, 2022 and 2021 was approximately $101,000 and $94,000, respectively, and was approximately $50,000 and $49,000 for the three months ended June 30, 2022 and 2021, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the six months ended June 30, 2022 and 2021, the Company spent approximately $432,000 and $807,000 to upgrade the related party leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 and $13,000 as of June 30, 2022 and December 31, 2021, respectively.

Included in the ROU asset at June 30, 2022 is approximately $388,000 applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2022 is approximately $168,000 and $215,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2021 is approximately $483,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2021 is approximately $174,000 and $305,000, respectively, applicable to the related party leases.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2022, talkMD had not yet commenced operations.

10. SHAREHOLDERS’ EQUITY

During 2022, the Company sold 1,210,248 shares of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) and received net proceeds of approximately $27.9 million. This includes 99,438 shares sold under the Company’s at-the-market facility (“ATM”). The Series B Preferred Stock is listed on the Nasdaq Global Market under the symbol “MTBCO.” Dividends on the Series B Preferred Stock of approximately $2.19 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. On March 18, 2022, the Company used a portion of the proceeds from selling Series B Preferred Stock and redeemed 800,000 shares of Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

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

The Company has the right to sell up to $35 million of its Series B Preferred Stock using its ATM facility. The underwriter receives 3% of the gross proceeds. The Company also has the right to sell up to $50 million of its common stock using a second ATM facility. The underwriters of the common stock ATM also receive 3% of the gross proceeds. During the six months ended June 30, 2022, no shares of common stock were issued under this ATM.

During the six months ended June 30, 2021, 858,000 common stock warrants were exercised at $7.50 each resulting in gross proceeds of $6,435,000. During the quarter ended June 30, 2021, the Company sold 178,092 shares of common stock under its ATM and received net proceeds of approximately $1.4 million. Also, during the quarter ended June 30, 2021, the Company cancelled 215,822 shares of preferred stock that were held in escrow from the CCH acquisition as the matters related to the escrow were settled in cash.

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

The following table represents a disaggregation of revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$23,589	$27,145	$46,831	$52,990
Professional services	9,824	3,497	18,138	4,114
Printing and mailing services	458	272	921	656
Group purchasing services	158	171	292	359
Medical Practice Management:
Medical practice management services	3,199	2,980	6,387	5,715
Total	$37,228	$34,065	$72,569	$63,834

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

Information about contract balances:

As of June 30, 2022, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.4 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $309,000 of the contract asset represents revenue earned, but not yet paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
Increase (decrease), net	1,978	(25)	365	22
Balance as of June 30, 2022	$18,984	$4,700	$1,450	$363

Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
medSR acquisition	2,705	2,402	20	-
Increase (decrease), net	1,430	(1,037)	(12)	(121)
Balance as of June 30, 2021	$16,224	$5,470	$1,181	$184

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $762,000 and $1.0 million at June 30, 2022 and 2021, respectively, and are included in the other assets amounts in the consolidated balance sheets.

12. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. Some of the Series A Preferred Stock shares were subsequently redesignated as Series B Preferred Stock and were removed from the A&R Plan. As of June 30, 2022, 1,864,497 shares of common stock, 33,769 shares of Series A Preferred Stock and 156,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

In February 2022, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2022. The actual amount of shares will be settled in early 2023 based on the achievement of the specified criteria. For the six months ended June 30, 2022, an expense of approximately $370,000 was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the A&R Plan for the six months ended June 30, 2022 and 2021:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2022	418,039	34,000	-
Granted	362,756	-	44,000
Vested	(234,874)	(34,000)	(10,000)
Forfeited	(35,870)	-	-
Outstanding and unvested shares at June 30, 2022	510,051	-	34,000

Outstanding and unvested shares at January 1, 2021	382,435	44,000	-
Granted	419,159	42,166	-
Vested	(294,575)	(52,166)	-
Forfeited	(30,412)	-	-
Outstanding and unvested shares at June 30, 2021	476,607	34,000	-

The liability for the cash-settled awards and the liability for withheld taxes in connection with the equity awards was approximately $578,000 and $1.0 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued compensation in the consolidated balance sheets. During the six months ended June 30, 2022, approximately $13,000 was paid in connection with the cash-settled awards. During the six months ended June 30, 2021, approximately $87,000 was paid in connection with the cash-settled awards.

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

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2022 and 2021:

Stock-based compensation included in the	Three Months Ended June 30,		Six Months Ended June 30,
consolidated statements of operations:	2022	2021	2022	2021
	($ in thousands)
Direct operating costs	$201	$254	$418	$559
General and administrative	765	1,120	1,145	1,745
Research and development	73	72	143	209
Selling and marketing	145	288	365	489
Total stock-based compensation expense	$1,184	$1,734	$2,071	$3,002

13. INCOME TAXES

The income tax expense for the three months ended June 30, 2022 was approximately $25,000 comprised of a current tax expense of $34,000 and a deferred tax benefit of $9,000. The income tax expense for the six months ended June 30, 2022 was approximately $89,000 comprised of a current tax expense of $62,000 and a deferred tax expense of $27,000.

The income tax expense for the three months ended June 30, 2021 was approximately $213,000, comprised of a current tax expense of $51,000 and a deferred tax expense of $162,000. The income tax expense for the six months ended June 30, 2021 was approximately $212,000, comprised of a current tax expense of $86,000 and a deferred tax expense of $126,000.

During the quarter ended June 30, 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was approximately $45,000. This amount was recorded during the current quarter as part of the deferred tax benefit.

The current income tax provision for the six months ended June 30, 2022 and 2021 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three and six months ended June 30, 2022 and 2021 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of both June 30, 2022 and December 31, 2021, the Company has deferred approximately $934,000 of payroll taxes. This amount needs to be repaid by December 31, 2022.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of June 30, 2022 and December 31, 2021.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at June 30, 2022 or December 31, 2021.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instrument includes the fair value of contingent consideration related to completed acquisitions. The fair value at June 30, 2022 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of June 30, 2022, the contingent consideration is valued using a Monte Carlo simulation model.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Balance - January 1,	$3,090	$-
Acquisitions	-	6,500
Change in fair value	(1,230)	-
Payments	-	-
Balance - June 30,	$1,860	$6,500

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

	Six Months Ended June 30, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$66,182	$6,387	$-	$72,569
Operating expenses:
Direct operating costs	39,296	5,164	-	44,460
Selling and marketing	4,797	13	-	4,810
General and administrative	6,982	857	4,140	11,979
Research and development	2,083	-	-	2,083
Change in contingent consideration	(1,230)	-	-	(1,230)
Depreciation and amortization	5,699	177	-	5,876
Net loss on lease termination, impairment and unoccupied lease charges	621	-	-	621
Total operating expenses	58,248	6,211	4,140	68,599
Operating income (loss)	$7,934	$176	$(4,140)	$3,970

	Three Months Ended June 30, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$34,029	$3,199	$-	$37,228
Operating expenses:
Direct operating costs	19,285	2,502	-	21,787
Selling and marketing	2,421	5	-	2,426
General and administrative	3,582	420	2,392	6,394
Research and development	1,098	-	-	1,098
Change in contingent consideration	(630)	-	-	(630)
Depreciation and amortization	2,847	89	-	2,936
Net loss on lease termination, impairment and unoccupied lease charges	463	-	-	463
Total operating expenses	29,066	3,016	2,392	34,474
Operating income (loss)	$4,963	$183	$(2,392)	$2,754

	Six Months Ended June 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$58,119	$5,715	$-	$63,834
Operating expenses:
Direct operating costs	34,149	4,446	-	38,595
Selling and marketing	4,079	15	-	4,094
General and administrative	6,839	1,016	4,038	11,893
Research and development	3,839	-	-	3,839
Depreciation and amortization	5,792	167	-	5,959
Net loss on lease termination, impairment and unoccupied lease charges	1,241	-	-	1,241
Total operating expenses	55,939	5,644	4,038	65,621
Operating income (loss)	$2,180	$71	$(4,038)	$(1,787)

	Three Months Ended June 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$31,085	$2,980	$-	$34,065
Operating expenses:
Direct operating costs	18,161	2,373	-	20,534
Selling and marketing	2,197	7	-	2,204
General and administrative	3,411	497	2,361	6,269
Research and development	1,813	-	-	1,813
Depreciation and amortization	3,043	85	-	3,128
Net loss on lease termination, impairment and unoccupied lease charges	223	-	-	223
Total operating expenses	28,848	2,962	2,361	34,171
Operating income (loss)	$2,237	$18	$(2,361)	$(106)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2022 and 2021, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 3 of this Quarterly Report on Form 10-Q.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the three and six months ended June 30, 2022, economic and health conditions in the United States and across most of the globe continue to change.

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

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three and six months ended June 30, 2022 may not necessarily be indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the future impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders.

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

Our offshore operations in the Pakistan Offices and Sri Lanka accounted for approximately 11% of total expenses for both the six months ended June 30, 2022 and 2021. A significant portion of those foreign expenses were personnel-related costs (approximately 80% for both the six months ended June 30, 2022 and 2021). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net revenue	$37,228	$34,065	$72,569	$63,834

GAAP net income (loss)	2,737	(227)	3,877	(2,191)

Provision for income taxes	25	213	89	212
Net interest expense	104	113	199	177
Foreign exchange (gain) loss / other expense	(108)	(146)	(164)	97
Stock-based compensation expense	1,184	1,735	2,071	3,002
Depreciation and amortization	2,936	3,128	5,876	5,959
Transaction and integration costs	306	617	408	849
Net loss on lease termination, impairment and unoccupied lease charges	463	223	621	1,241
Change in contingent consideration	(630)	-	(1,230)	-
Adjusted EBITDA	$7,017	$5,656	$11,747	$9,346

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Net revenue	$37,228	$34,065	$72,569	$63,834

GAAP net income (loss)	2,737	(227)	3,877	(2,191)
Provision for income taxes	25	213	89	212
Net interest expense	104	113	199	177
Other (income) expense - net	(112)	(205)	(195)	15
GAAP operating income (loss)	2,754	(106)	3,970	(1,787)
GAAP operating margin	7.4%	(0.3)%	5.5%	(2.8)%

Stock-based compensation expense	1,184	1,735	2,071	3,002
Amortization of purchased intangible assets	1,651	2,175	3,456	4,311
Transaction and integration costs	306	617	408	849
Net loss on lease termination, impairment and unoccupied lease charges	463	223	621	1,241
Change in contingent consideration	(630)	-	(1,230)	-
Non-GAAP adjusted operating income	$5,728	$4,644	$9,296	$7,616
Non-GAAP adjusted operating margin	15.4%	13.6%	12.8%	11.9%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges;
●	Change in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
GAAP net income (loss)	$2,737	$(227)	$3,877	$(2,191)

Foreign exchange (gain) loss / other expense	(108)	(146)	(164)	97
Stock-based compensation expense	1,184	1,735	2,071	3,002
Amortization of purchased intangible assets	1,651	2,175	3,456	4,311
Transaction and integration costs	306	617	408	849
Net loss on lease termination, impairment and unoccupied lease charges	463	223	621	1,241
Change in contingent consideration	(630)	-	(1,230)	-
Income tax (benefit) expense related to goodwill	(9)	163	27	127
Non-GAAP adjusted net income	$5,594	$4,540	$9,066	$7,436

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net loss attributable to common shareholders, per share	$(0.07)	$(0.27)	$(0.26)	$(0.63)
Impact of preferred stock dividend	0.25	0.25	0.52	0.48
Net income (loss) per end-of-period share	0.18	(0.02)	0.26	(0.15)

Foreign exchange (gain) loss / other expense	(0.01)	(0.01)	(0.01)	0.01
Stock-based compensation expense	0.08	0.12	0.14	0.21
Amortization of purchased intangible assets	0.11	0.15	0.22	0.30
Transaction and integration costs	0.02	0.04	0.03	0.06
Net loss on lease termination, impairment and unoccupied lease charges	0.03	0.02	0.04	0.07
Change in contingent consideration	(0.04)	0.00	(0.08)	0.00
Income tax expense related to goodwill	0.00	0.01	0.00	0.01
Non-GAAP adjusted earnings per share	$0.37	$0.31	$0.60	$0.51

End-of-period common shares	15,078,460	14,611,606	15,078,460	14,611,606
In-the-money warrants and outstanding unvested RSUs	433,251	2,628,747	433,251	2,628,747
Total fully diluted shares	15,511,711	17,240,353	15,511,711	17,240,353
Non-GAAP adjusted diluted earnings per share	$0.36	$0.26	$0.58	$0.43

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of June 30, 2022 and 2021. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both June 30, 2022 and 2021, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 63% and 80% of our revenues during the three months ended June 30, 2022 and 2021, respectively, and 65% and 83% for the six months ended June 30, 2022 and 2021, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 28% and 12% of revenues for the three months ended June 30, 2022 and 2021, respectively, and 26% and 8% for the six months ended June 30, 2022 and 2021, respectively.

We earned approximately 9% of our revenue from medical practice management services during both the three months ended June 30, 2022 and 2021, and 9% for both the six months ended June 30, 2022 and 2021. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Net loss on lease termination, Impairment and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains (losses) and income earned from temporary cash investments.

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2022 and December 31, 2021.

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

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in the consolidated balance sheets at June 30, 2022 and December 31, 2021. The Company does not have any finance leases.

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

As of June 30, 2022 and December 31, 2021, the carrying amounts of internally-developed capitalized software in use was $14.5 million and $11.6 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	58.5%	60.3%	61.3%	60.5%
Selling and marketing	6.5%	6.5%	6.6%	6.4%
General and administrative	17.2%	18.4%	16.5%	18.6%
Research and development	2.9%	5.3%	2.9%	6.0%
Change in contingent consideration	(1.7)%	0.0%	(1.7)%	0.0%
Depreciation and amortization	7.9%	9.2%	8.1%	9.3%
Net loss on lease termination, impairment and unoccupied lease charges	1.2%	0.7%	0.9%	1.9%
Total operating expenses	92.5%	100.4%	94.6%	102.7%

Operating income (loss)	7.5%	(0.4)%	5.4%	(2.7)%

Interest expense - net	0.3%	0.3%	0.3%	0.3%
Other income (expense) - net	0.3%	0.6%	0.3%	0.0%
Income (loss) before income taxes	7.5%	(0.1)%	5.4%	(3.0)%
Income tax provision	0.1%	0.6%	0.1%	0.3%
Net income (loss)	7.4%	(0.7)%	5.3%	(3.3)%

Comparison of the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
	($ in thousands)
Net revenue	$37,228	$34,065	$3,163	9%	$72,569	$63,834	$8,735	14%

Net Revenue. Net revenue of $37.2 million and $72.6 million for the three and six months ended June 30, 2022, respectively, increased by $3.2 million or 9% and $8.7 million or 14% from net revenue of $34.1 million and $63.8 million for the three and six months ended June 30, 2021. Revenue for the three and six months ended June 30, 2022 includes approximately $8.6 million and $15.8 million from customers acquired in the medSR acquisition, offset primarily by a decrease in revenue from three large accounts from a 2020 acquisition that are winding down. Revenue for the three and six months ended June 30, 2022 includes $23.6 million and $46.8 million relating to technology-enabled business solutions, $9.8 million and $18.1 million related to professional services and $3.2 million and $6.4 million for medical practice management services.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
	($ in thousands)
Direct operating costs	$21,787	$20,534	$1,253	6%	$44,460	$38,595	$5,865	15%
Selling and marketing	2,426	2,204	222	10%	4,810	4,094	716	17%
General and administrative	6,394	6,269	125	2%	11,979	11,893	86	1%
Research and development	1,098	1,813	(715)	(39%)	2,083	3,839	(1,756)	(46%)
Change in contingent consideration	(630)	-	(630)	N/A	(1,230)	-	(1,230)	N/A
Depreciation	482	533	(51)	(10%)	931	994	(63)	(6%)
Amortization	2,454	2,595	(141)	(5%)	4,945	4,965	(20)	0%
Net loss on lease termination, impairment and unoccupied lease charges	463	223	240	108%	621	1,241	(620)	(50%)
Total operating expenses	$34,474	$34,171	$303	1%	$68,599	$65,621	$2,978	5%

Direct Operating Costs. Direct operating costs of $21.8 million and $44.5 million for the three and six months ended June 30, 2022 increased by $1.3 million or 6% and $5.9 million or 15% compared to direct operating costs of $20.5 million and $38.6 million for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2022, salary costs increased by $509,000 and $2.4 million, and outsourcing and processing costs increased by $1.0 million and $3.4 million, respectively. The increase in these costs for the three and six months ended June 30, 2022 were primarily related to the medSR acquisition.

Selling and Marketing Expense. Selling and marketing expense of $2.4 million and $4.8 million for the three and six months ended June 30, 2022 increased by $222,000 or 10% and $716,000 or 17% from selling and marketing expense of $2.2 million and $4.1 million for the three and six months ended June 30, 2021. The increase was primarily related to additional emphasis on sales and marketing activities.

General and Administrative Expense. General and administrative expense of $6.4 million and $12.0 million for the three and six months ended June 30, 2022 increased by $125,000 or 2% and $86,000 or 1% compared to three and six months ended June 30, 2021. The increase in general and administrative expense was primarily related to an increase in salaries and wages due to the medSR acquisition.

Research and Development Expense. Research and development expense of $1.1 million and $2.1 million for the three and six months ended June 30, 2022 decreased by approximately $715,000 and $1.8 million from research and development expense of $1.8 million and $3.8 million for the three and six months ended June 30, 2021. The decrease represents less maintenance work on platforms generating revenue and more resources dedicated to development of new technology which is not yet in commercial use. During the six months ended June 30, 2022 and 2021, the Company capitalized approximately $4.7 million and $3.3 million, respectively, of development costs in connection with its internal-use software. For the three months ended June 30, 2022 and 2021, the Company capitalized approximately $2.3 million and $1.7 million, respectively, of such costs.

Change in Contingent Consideration. The change of $630,000 and $1.2 million for the three and six months ended June 30, 2022 reflects the estimated decrease in the fair value of the contingent consideration from the medSR acquisition.

Depreciation. Depreciation of $482,000 and $931,000 for the three and six months ended June 30, 2022, respectively, decreased by $51,000 or 10% and $63,000 or 6% from the depreciation of $533,000 and $994,000 for the three and six months ended June 30, 2021, respectively.

Amortization Expense. Amortization expense of $2.5 million and $4.9 million for the three and six months ended June 30, 2022, respectively, decreased by $141,000 or 5% and $20,000 from amortization expense of $2.6 million and $5.0 million for the three and six months ended June 30, 2021, respectively. The decrease was primarily related to the amortization of software which was previously capitalized and now placed into use.

Net Loss on Lease Termination, Impairment and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the three months ended June 30, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $197,000. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
	($ in thousands)
Interest income	$3	$2	$1	50%	$8	$6	$2	33%
Interest expense	(107)	(115)	8	7%	(207)	(183)	(24)	(13%)
Other income (expense) - net	112	205	(93)	(45%)	195	(15)	210	1,400%
Income tax provision	25	213	188	88%	89	212	123	58%

Interest Income. Interest income of $3,000 and $8,000 for the three and six months ended June 30, 2022 increased by $1,000 or 50% and $2,000 or 33% from interest income of $2,000 and $6,000 for the three and six months ended June 30, 2021. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $107,000 and $207,000 for the three and six months ended June 30, 2022 decreased by $8,000 or 7% and increased by $24,000 or 13% from interest expense of $115,000 and $183,000 for the three and six months ended June 30, 2021. Interest expense includes the amortization of deferred financing costs, which was $61,000 and $71,000 during the six months ended June 30, 2022 and 2021, respectively.

Other Income (Expense) – net. Other income – net was $112,000 and $195,000 for the three and six months ended June 30, 2022 compared to other income (expense) – net of $205,000 and ($15,000) for the three and six months ended June 30, 2021. Other income (expense) primarily represents foreign currency transaction gains and losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $25,000 and $89,000 for the three and six months ended June 30, 2022 compared to $213,000 and $212,000 for the three and six months ended June 30, 2021. As a result of the Company having certain net operating losses with an indefinite life under the current federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2022 and 2021. During the quarter ended June 30, 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was $45,000. This amount was recorded during the current quarter. The current income tax expense for the three and six months ended June 30, 2022 was approximately $34,000 and $62,000 and includes state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2022 and December 31, 2021.

Liquidity and Capital Resources

During the three and six months ended June 30, 2022, there was positive cash flow from operations of $5.0 million and $8.1 million and at June 30, 2022, the Company had $10.2 million in cash and restricted cash and positive working capital of $11.4 million. The Company has a revolving line of credit with SVB, and, as of June 30, 2022, there was a $7 million balance outstanding which was repaid in July 2022. During the six months ended June 30, 2022, the Company sold 1,210,248 shares of 8.75% Series B Preferred Stock and raised $27.9 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2022	2021	2022	2021	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$5,039	$1,123	$8,126	$2,081	$6,045	290%
Net cash used in investing activities	(2,830)	(14,780)	(5,627)	(16,999)	11,372	67%
Net cash (used in) provided by financing activities	(1,755)	2,434	(2,097)	3,591	(5,688)	(158%)
Effect of exchange rate changes on cash	(370)	(270)	(522)	(96)	(426)	(444%)
Net increase (decrease) in cash and restricted cash	$84	$(11,493)	$(120)	$(11,423)	$11,303	99%

Income before income taxes was $2.8 million and $4.0 million for the three and six months ended June 30, 2022, which included $2.9 million and $5.9 million of non-cash depreciation and amortization, respectively. The loss before income taxes for the three and six months ended June 30, 2021 was $14,000 and $2.0 million, which included $3.1 million and $6.0 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $8.1 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively. This increase was primarily the result of the increase in net income of $6.1 million which included the following changes in non-cash items: decrease in deferred revenue of $387,000, decrease in stock-based compensation of $931,000, and an increase in the change in contingent consideration of $1.2 million.

Accounts receivable increased by $2.6 million for the six months ended June 30, 2022 compared with an increase of $1.7 million for the six months ended June 30, 2021. Accounts payable, accrued compensation and accrued expenses decreased by $2.9 million during the six months ended June 30, 2022 compared with a decrease of $6.1 million for the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities was $5.6 million and $17.0 million for the six months ended June 30, 2022 and 2021, respectively. In 2021, $12.2 million of the $17.0 million of cash used was used for the acquisition of medSR. Capital expenditures were $973,000 and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The capital expenditures for the six months ended June 30, 2022 and 2021 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $4.7 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used by financing activities was $2.1 million during the six months ended June 30, 2022 and net cash provided by financing activities was $3.6 million during the six months ended June 30, 2021. The Company received net proceeds from the sale of Series B Preferred Stock of $27.9 million of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock. Cash used in financing activities during the six months ended June 30, 2022 included $7.7 million of preferred stock dividends, $338,000 of repayments for debt obligations and $910,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for the six months ended June 30, 2021 included $7.2 million of preferred stock dividends, $391,000 of repayment for debt obligations and $1.6 million of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all SVB covenants as of June 30, 2022. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2022, talkMD had not yet commenced operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The material weakness was due to a lack of controls over the completeness and accuracy of key inputs related to the measurement of a non-routine transaction.

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

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes and controls to verify the completeness and accuracy of key inputs related to non-routine transactions by requiring more detailed reviews by experienced staff and increased communication among our personnel and third party professionals with whom we consult regarding such transactions. The foregoing actions were implemented as of March 31, 2022.

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

3.5

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 25, 2019 and incorporated herein by reference).

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated February 26, 2021 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on March 29, 2021 and incorporated herein by reference).

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated June 16, 2022 (filed as Exhibit 3.6 to the Company’s Form 8-K/A filed on June 17, 2022 and incorporated herein by reference).

3.8	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.9	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.10	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.11	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.12	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.13	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.14	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.15	Seventh Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 27, 2022 (filed as Exhibit 3.1 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.16	Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.4 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.17	Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.18	First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.5 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*The certifications on Exhibit 32 hereto are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: August 4, 2022

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: August 4, 2022

