Form 10-Q
period 2022-09-30
CareCloud, Inc.
filed 2022-11-03
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

At October 28, 2022, the registrant had 15,220,208 shares of common stock, par value $0.001 per share, outstanding.

Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “shall,” “should,” “could,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “seeks,” “estimates,” “forecasts,” “predicts,” “possible,” “potential,” “target,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2022. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our offshore offices in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A and Series B preferred stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the ongoing COVID-19 pandemic and the impact it may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the SEC.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations, beliefs and views as of the date of this Quarterly Report on Form 10-Q concerning future developments and their potential effects on our business. Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We anticipate that subsequent events and developments may cause our assessments to change. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Quarterly Report on Form 10-Q.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we currently expect. The forward-looking statements contained herein should not be relied upon as representing our assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$3,867	$9,340
Restricted cash	1,000	1,000
Accounts receivable - net of allowance for doubtful accounts of $660 and $537 at September 30, 2022 and December 31, 2021, respectively	16,281	17,006
Contract asset	4,407	4,725
Inventory	418	503
Current assets - related party	16	13
Prepaid expenses and other current assets	3,694	2,972
Total current assets	29,683	35,559
Property and equipment - net	5,102	5,404
Operating lease right-of-use assets	4,679	6,940
Intangible assets - net	29,759	30,778
Goodwill	61,186	61,186
Other assets	787	981
TOTAL ASSETS	$131,196	$140,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,568	$5,948
Accrued compensation	3,963	4,251
Accrued expenses	5,322	5,091
Operating lease liability (current portion)	2,554	3,963
Deferred revenue (current portion)	1,417	1,085
Deferred payroll taxes	934	934
Notes payable (current portion)	552	344
Contingent consideration (current portion)	200	3,090
Dividend payable	4,040	3,856
Consideration payable	1,000	1,000
Total current liabilities	24,550	29,562
Notes payable	14	20
Borrowings under line of credit	-	8,000
Operating lease liability	2,907	4,545
Deferred revenue	390	341
Deferred tax liability	511	449
Total liabilities	28,372	42,917
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 and 5,299,227 shares at September 30, 2022 and December 31, 2021, respectively. Series B, issued and outstanding 1,309,216 shares at September 30, 2022	6	5
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 15,951,935 and 15,657,641 shares at September 30, 2022 and December 31, 2021, respectively. Outstanding 15,211,136 and 14,916,842 shares at September 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	133,120	131,379
Accumulated deficit	(26,120)	(31,053)
Accumulated other comprehensive loss	(3,536)	(1,754)
Less: 740,799 common shares held in treasury, at cost at September 30, 2022 and December 31, 2021	(662)	(662)
Total shareholders’ equity	102,824	97,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,196	$140,848

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET REVENUE	$33,723	$38,304	$106,292	$102,137
OPERATING EXPENSES:
Direct operating costs	20,406	24,124	64,866	62,719
Selling and marketing	2,504	2,375	7,314	6,469
General and administrative	6,500	5,921	18,479	17,814
Research and development	1,168	488	3,251	4,328
Change in contingent consideration	(1,660)	-	(2,890)	-
Depreciation and amortization	2,810	3,547	8,686	9,505
Net loss on lease termination, impairment and unoccupied lease charges	307	424	928	1,664
Total operating expenses	32,035	36,879	100,634	102,499
OPERATING INCOME (LOSS)	1,688	1,425	5,658	(362)
OTHER:
Interest income	14	4	22	10
Interest expense	(96)	(91)	(303)	(274)
Other expense - net	(495)	(65)	(300)	(80)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,111	1,273	5,077	(706)
Income tax provision (benefit)	55	(232)	144	(20)
NET INCOME (LOSS)	$1,056	$1,505	$4,933	$(686)

Preferred stock dividend	3,849	3,642	11,662	10,408
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,793)	$(2,137)	$(6,729)	$(11,094)

Net loss per common share: basic and diluted	$(0.18)	$(0.15)	$(0.45)	$(0.77)
Weighted-average common shares used to compute basic and diluted loss per share	15,148,721	14,737,103	15,070,913	14,419,968

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$1,056	$1,505	$4,933	$(686)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(537)	(475)	(1,782)	(535)
COMPREHENSIVE INCOME (LOSS)	$519	$1,030	$3,151	$(1,221)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2022	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	-	-	-	-	-	-	-	1,140	-	-	1,140
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(255)	-	(255)
Issuance of stock under the equity incentive plan	22,319	-	-	-	145,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	887	-	-	-	887
Redemption of Series A Preferred Stock	(800,000)	-	-	-	-	-	(20,000)	-	-	-	(20,000)
Issuance of Series B Preferred Stock	-	-	1,150,372	1	-	-	26,637	-	-	-	26,638
Stock issuance costs	-	-	-	-	-	-	(11)	-	-	-	(11)
Preferred stock dividends	-	-	-	-	-	-	(4,037)	-	-	-	(4,037)
Balance - March 31, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293

Balance - April 1, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293
Net income	-	-	-	-	-	-	-	2,737	-	-	2,737
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(990)	-	(990)
Issuance of stock under the equity incentive plan	4,685	-	10,000	-	15,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,257	-	-	-	1,257
Redemption of Series A Preferred Stock	-	-	-	-	-	-	(5)	-	-	-	(5)
Issuance of Series B Preferred Stock	-	-	49,876	-	-	-	1,223	-	-	-	1,223
Stock issuance costs	-	-	-	-	-	-	(10)	-	-	-	(10)
Preferred stock dividends	-	-	-	-	-	-	(3,776)	-	-	-	(3,776)
Balance - June 30, 2022	4,526,231	$5	1,210,248	$1	15,819,259	$16	$133,544	$(27,176)	$(2,999)	$(662)	$102,729

Balance - July 1, 2022	4,526,231	$5	1,210,248	$1	15,819,259	$16	$133,544	$(27,176)	$(2,999)	$(662)	$102,729
Net income	-	-	-	-	-	-	-	1,056	-	-	1,056
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(537)	-	(537)
Issuance of stock under the equity incentive plan	-	-	-	-	132,676	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,017	-	-	-	1,017
Issuance of Series B Preferred Stock	-	-	98,968	-	-	-	2,419	-	-	-	2,419
Stock issuance costs	-	-	-	-	-	-	(11)	-	-	-	(11)
Preferred stock dividends	-	-	-	-	-	-	(3,849)	-	-	-	(3,849)
Balance - September 30, 2022	4,526,231	$5	1,309,216	$1	15,951,935	$16	$133,120	$(26,120)	$(3,536)	$(662)	$102,824

Balance - January 1, 2021	5,475,279	$5	-	$-	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net loss	-	-	-	-	-	-	-	(1,964)	-	-	(1,964)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	345	-	345
Issuance of stock under the equity incentive plan	27,682	1	-	-	161,545	-	(1)	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	623	-	-	-	623
Stock issuance costs	-	-	-	-	-	-	(43)	-	-	-	(43)
Exercise of common stock warrants	-	-	-	-	858,000	1	6,434	-	-	-	6,435
Preferred stock dividends	-	-	-	-	-	-	(3,128)	-	-	-	(3,128)
Balance - March 31, 2021	5,502,961	$6	-	$-	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513

Balance - April 1, 2021	5,502,961	$6	-	$-	15,140,589	$15	$140,666	$(35,853)	$(659)	$(662)	$103,513
Net loss	-	-	-	-	-	-	-	(227)	-	-	(227)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(405)	-	(405)
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,244	-	-	-	33,724	-	-	-	-	-	-
Issuance of common stock, net of fees and expenses	-	-	-	-	178,092	-	1,360	-	-	-	1,360
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,163	-	-	-	1,163
Cancellation of shares held in escrow	(215,822)	(1)	-	-	-	-	(4,000)	-	-	-	(4,001)
Preferred stock dividends	-	-	-	-	-	-	(3,638)	-	-	-	(3,638)
Balance - June 30, 2021	5,291,383	$5	-	$-	15,352,405	$15	$135,551	$(36,080)	$(1,064)	$(662)	$97,765

Balance - July 1, 2021	5,291,383	$5	-	$-	15,352,405	$15	$135,551	$(36,080)	$(1,064)	$(662)	$97,765
Net income	-	-	-	-	-	-	-	1,505	-	-	1,505
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(475)	-	(475)
Issuance of stock under the Amended and Restated Equity Incentive Plan	4,031	-	-	-	125,410	-	-	-	-	-	-
Issuance of common stock, net of fees and expenses	-	-	-	-	136,395	1	1,168	-	-	-	1,169
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	729	-	-	-	729
Preferred stock dividends	-	-	-	-	-	-	(3,642)	-	-	-	(3,642)
Balance - September 30, 2021	5,295,414	$5	-	$-	15,614,210	$16	$133,806	$(34,575)	$(1,539)	$(662)	$97,051

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

($ in thousands)

	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$4,933	$(686)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,120	9,853
Lease amortization	2,474	2,191
Deferred revenue	381	(193)
Provision for doubtful accounts	715	465
Provision for deferred income taxes	62	140
Foreign exchange loss (gain)	238	(87)
Interest accretion	460	599
Stock-based compensation expense	3,399	4,006
Change in contingent consideration	(2,890)	-
Adjustment of goodwill	-	36
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	10	(1,363)
Contract asset	318	(556)
Inventory	85	(101)
Other assets	62	(135)
Accounts payable and other liabilities	(4,264)	(6,959)
Net cash provided by operating activities	15,103	7,210
INVESTING ACTIVITIES:
Purchase of property and equipment	(2,156)	(1,992)
Capitalized software	(6,967)	(5,277)
Cash paid for acquisitions (net)	-	(12,582)
Net cash used in investing activities	(9,123)	(19,851)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(11,478)	(10,806)
Settlement of tax withholding obligations on stock issued to employees	(1,140)	(2,096)
Repayments of notes payable, net	(769)	(745)
Stock issuance costs	(32)	(43)
Proceeds from exercise of warrants	-	6,434
Proceeds from issuance of Series B Preferred Stock, net of expenses	30,280	-
Proceeds from issuance of common stock, net of expenses	-	2,528
Redemption of Series A Preferred Stock	(20,005)	-
Proceeds from line of credit	17,500	11,000
Repayment of line of credit	(25,500)	(5,000)
Net cash (used in) provided by financing activities	(11,144)	1,272
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(309)	(243)
NET DECREASE IN CASH AND RESTRICTED CASH	(5,473)	(11,612)
CASH AND RESTRICTED CASH - Beginning of the period	10,340	20,925
CASH AND RESTRICTED CASH - End of the period	$4,867	$9,313
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock cancelled in connection with an acquisition	$-	$(4,000)
Contingent consideration	$-	$6,500
Dividends declared, not paid	$4,040	$3,843
Purchase of prepaid insurance with assumption of note	$695	$967
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$128	$237
Interest	$125	$55

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

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

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (or “MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.1% of the shares of MTBC Pvt. Ltd. is equally owned by the founder and Executive Chairman of CareCloud and a local employee who is also a director of this entity. Effective April 1, 2022, the Company formed MTBC Bagh Private Limited (or “MTBC Bagh Pvt. Ltd.”), a 99.8% majority-owned subsidiary of CareCloud based in Azad Jammu and Kashmir, a region administered by Pakistan. The remaining 0.2% of the shares of MTBC Bagh Pvt. Ltd. is equally owned by the founder and Executive Chairman of CareCloud and the same director/employee as above. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the medical practice management business acquired from Orion Healthcorp.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years beginning after December 15, 2022. The Company is in the process of determining if this update will have a significant impact on its consolidated financial statements.

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

The acquired accounts receivable is recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceeds certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment will be approximately $5.6 million and this amount was recorded as part of the purchase price allocation as contingent consideration. At September 30, 2022 and December 31, 2021, the Company determined that the fair value of the contingent consideration was approximately $200,000 and $3.1 million, respectively, based in part on the actual operating results since the acquisition. The difference in the contingent consideration between December 31, 2021 and September 30, 2022 has been recorded as a change in contingent consideration in the consolidated statements of operations.

As part of the acquisition, $1.5 million of the purchase price was held in escrow, which represented $500,000 to be paid upon the achievement of agreed-upon revenue and backlog milestones, and the balance to be held for up to 18 months to satisfy certain indemnification obligations. During the third quarter of 2021, the initial portion of the escrow was settled whereby $250,000 was paid to the seller and $250,000 was offset against the working capital adjustment. An additional $71,000 that was held in escrow was also paid. The balance of the $1.0 million escrow is included in consideration payable and restricted cash in the consolidated balance sheets at December 31, 2021 and September 30, 2022. Approximately $12.3 million in cash was paid at closing.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the medSR acquisition was approximately $6.4 million and $22.2 million for the three and nine months ended September 30, 2022, respectively.

The medSR acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the consolidated results of operations as if the medSR acquisition occurred on January 1, 2021. The pro forma information has been included for comparative purposes and is not indicative of results of operations that the Company would have had if the acquisition occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combination. The difference between the actual revenue and the pro forma revenue is approximately $17.8 million of additional revenue recorded by medSR for the nine months ended September 30, 2021. Other differences arise from amortizing purchased intangibles using the double declining balance method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands, except per share amounts)
Total revenue	$33,723	$38,304	$106,292	$119,929
Net income	$1,128	$1,682	$5,195	$59
Net loss attributable to common shareholders	$(2,721)	$(1,960)	$(6,467)	$(10,349)
Net loss per common share	$(0.18)	$(0.13)	$(0.43)	$(0.72)

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
	($ in thousands)
Beginning gross balance	$61,186	$49,291
Acquisition, net of adjustments	-	11,895
Ending gross balance	$61,186	$61,186

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets – net as of September 30, 2022, and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	19,302	13,196
Non-compete agreements	1,236	1,236
Other intangible assets	8,399	8,396
Total intangible assets	76,534	70,425
Less: Accumulated amortization	46,775	39,647
Intangible assets - net	$29,759	$30,778

Other intangible assets primarily represent acquired software and purchased intangibles. Amortization expense was approximately $7.3 million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively. The weighted-average amortization period is three years.

As of September 30, 2022, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2022 (three months)	$4,016
2023	12,275
2024	8,122
2025	3,996
2026	300
Thereafter	1,050
Total	$29,759

5. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(2,793)	$(2,137)	$(6,729)	$(11,094)
Weighted-average common shares used to compute basic and diluted loss per share	15,148,721	14,737,103	15,070,913	14,419,968
Net loss attributable to common shareholders per share - basic and diluted	$(0.18)	$(0.15)	$(0.45)	$(0.77)

At September 30, 2022, the 480,526 unvested equity restricted stock units (“RSUs”) as discussed in Note 12 and 1,253,489 unexercised warrants expiring between October 2022 and September 2023 with exercise prices between $3.92 to $10.00 have been excluded from the above calculations as they were anti-dilutive. At September 30, 2021, the 280,496 unvested equity RSUs and 3,152,140 unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

6. DEBT

SVB — During October 2017, the Company opened a revolving line of credit with Silicon Valley Bank (“SVB”) under a three-year agreement. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for another year. As of September 30, 2022, there was no borrowing under the credit facility. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50% with a minimum rate of 6.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They also had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $100,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At September 30, 2022 and 2021, the Company was in compliance with all covenants.

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

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is currently 4.55%.

7. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. During the three and nine months ended September 30, 2022, there were approximately $257,000 and $786,000, respectively, of unoccupied lease charges. During the three and nine months ended September 30, 2021, there were approximately $220,000 and $686,000, respectively, of unoccupied lease charges for two of the Company’s facilities. During the nine months ended September 30, 2022, there was a gain on lease termination of approximately $105,000. During the nine months ended September 30, 2021, the Company recorded approximately $775,000 of impairment charges on a vendor contract.

During the three and nine months ended September 30, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $51,000 and $248,000, respectively. This amount is included in Net loss on lease terminations, impairment and unoccupied lease charges in the consolidated statements of operations.

During the third quarter of 2021, the Company decided to terminate one of its leases in Pakistan which expired as of the end of the year. The Company did not renew this lease and consolidated its employees into the remaining facilities. As a result of the termination, the Company incurred a loss of approximately $18,000 which has been included in Net loss on lease termination, impairment and unoccupied lease charges in the September 30, 2021 consolidated statements of operations.

Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of September 30, 2022, we had 32 leased properties, five in Medical Practice Management and 27 in Healthcare IT, with remaining terms ranging from less than one year to fourteen years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 9.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Operating lease cost	$921	$1,066	$2,798	$3,181
Short-term lease cost	4	22	79	65
Variable lease cost	5	11	24	25
Total-net lease cost	$930	$1,099	$2,901	$3,271

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2022 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2022	December 31, 2021
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,679	$6,940

Current operating lease liabilities	$2,554	$3,963
Non-current operating lease liabilities	2,907	4,545
Total operating lease liabilities	$5,461	$8,508

Operating leases:
ROU assets	$7,242	$10,535
Asset lease expense	(2,474)	(3,574)
Foreign exchange loss	(89)	(21)
ROU assets, net	$4,679	$6,940

Weighted average remaining lease term (in years):
Operating leases	4.95	4.26
Weighted average discount rate:
Operating leases	7.02%	6.76%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,228	$1,316	$3,598	$4,048

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$71	$315	$513	$2,063

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2022 (three months)	$1,072
2023	2,187
2024	1,003
2025	525
2026	237
Thereafter	1,756
Total lease payments	6,780
Less: imputed interest	(1,319)
Total lease obligations	5,461
Less: current obligations	(2,554)
Long-term lease obligations	$2,907

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied CareCloud’s and MTBC Acquisition Corp.’s (“MAC’s”) request to enjoin an arbitration proceeding demanded by Randolph Pain Relief and Wellness Center (“RPRWC”) related to RCM services provided by parties unaffiliated with CareCloud or MAC. On June 15, 2018, CareCloud and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. On July 19, 2018, the Chancery Court ordered that the arbitration be stayed pending CareCloud’s and MAC’s appeal. On appeal, CareCloud and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of Millennium Practice Management Associates, Inc. (“MPMA”) under such agreement, and any agreement to arbitrate disputes arising under such agreement did not apply to CareCloud or MAC as RPRWC terminated the agreement before the applicable asset purchase agreement took effect. On January 30, 2019, the parties conducted oral arguments before the Appellate Division.

On April 23, 2019, the Appellate Division affirmed in part and reversed in part the trial court’s order. The Appellate Division upheld the portion of the trial court’s order requiring MAC to participate in the arbitration based on the trial court’s finding that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division reversed the trial court’s order requiring CareCloud to participate in the arbitration on the grounds that insufficient facts had been provided by RPRWC from which the court could conclude CareCloud was required to participate in the arbitration. As a result, the Appellate Division remanded the issue of whether Company is required to participate in the arbitration back to the trial court for further proceedings.

The parties completed discovery in the remanded matter on November 29, 2019, and thereafter both CareCloud and RPRWC filed cross-motions for summary judgment in their favor. On February 6, 2020, the Chancery Court denied RPRWC’s motion for summary judgment and granted CareCloud’s cross-motion for summary judgment. The Chancery Court held that CareCloud cannot be compelled to participate in the Arbitration. RPRWC has informed CareCloud that it does not intend to appeal the Chancery Court’s ruling and that it intends to move forward solely against MAC. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPRWC and MAC. In its arbitration demand, RPRWC alleges that MPMA, a subsidiary of MediGain, LLC, breached the terms of the billing services agreement the parties had entered into and sought compensatory damages of $6.6 million and costs.

On May 28, 2020, the arbitrator handling the matter conducted a scheduling conference with the parties in order to establish deadlines for the parties to exchange discovery requests and responses. During the conference, the arbitrator directed RPRWC to produce a statement of damages on which it bases its claim. RPRWC disclosed its statement of damages to MAC on June 12, 2020. RPRWC’s June 12, 2020 statement of damages increased its alleged damages from $6.6 million and costs to $20 million and costs. On July 24, 2020, RPRWC disclosed a declaration to MAC, in which RPRWC estimates its damages to be approximately $11 million plus costs. RPRWC then served expert reports in November 2021, whereby RPRWC’s expert alleged that damages were estimated to be in the range of $9.8 million to $10.8 million. MAC has served an expert report refuting the alleged damages. A hearing was held in this matter over four days in June 2022. Testimony regarding alleged damages, and MAC’s defenses and refutation of the alleged damages thereto, was given at the hearing in line with the expert reports exchanged in discovery. Written closing arguments were submitted by both parties to the arbitrator in October 2022.

While the allegations of breach of contract made by RPRWC are the subject of the ongoing legal proceedings, MAC believes RPRWC’s allegations lack merit on numerous grounds. MAC continues to vigorously defend against RPRWC’s claim and is currently awaiting the arbitrator’s ruling. Based on RPRWC’s most recent calculation of its claimed damages, the possible loss arising from this matter may be between $0 to $10.8 million. However, since MAC is not a significant subsidiary of CareCloud pursuant to Rule 1-02(w) of Regulation S-X, and CareCloud is not a party to this proceeding, we do not expect any outcome to have a material impact on the Company’s consolidated financial statements.

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

9. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $16,000 and $15,000 for the nine months ended September 30, 2022 and 2021, respectively and $5,000 and $6,000 for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, and December 31, 2021, the receivable balance due from this customer was approximately $6,000 and $3,000, respectively.

The Company was a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which was owned by the Executive Chairman. The Company recorded an expense of approximately $20,000 and $80,000 for the three and nine months ended September 30, 2021, respectively. The lease for the aircraft was renewed as of April 1, 2021 and terminated on August 31, 2021. As a result of the lease termination, the Company incurred a loss of approximately $185,000, which has been included in Net loss on lease termination, impairment and unoccupied lease charges in the September 30, 2021 consolidated statements of operations. As of September 30, 2022, there was no liability outstanding to KAI.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a printing and mailing facility and its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the nine months ended September 30, 2022 and 2021 was approximately $149,000 and $140,000, respectively, and was approximately $49,000 and $47,000 for the three months ended September 30, 2022 and 2021, respectively, and is included in direct operating costs, general and administrative expense and research and development expense in the consolidated statements of operations. During the nine months ended September 30, 2022 and 2021, the Company spent approximately $633,000 and $1.4 million to upgrade the related party leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 and $13,000 as of September 30, 2022 and December 31, 2021, respectively.

Included in the ROU asset at September 30, 2022 is approximately $360,000 applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2022 is approximately $183,000 and $171,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2021 is approximately $483,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2021 is approximately $174,000 and $305,000, respectively, applicable to the related party leases.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2022, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $4,000 on behalf of talkMD for income taxes.

10. SHAREHOLDERS’ EQUITY

During 2022, the Company sold 1,299,216 shares of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) and received net proceeds of approximately $30.3 million. This includes 198,406 shares sold under the Company’s at-the-market facility (“ATM”). The Series B Preferred Stock is listed on the Nasdaq Global Market under the symbol “MTBCO.” Dividends on the Series B Preferred Stock of approximately $2.19 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. On March 18, 2022, the Company used a portion of the proceeds from selling Series B Preferred Stock to redeem 800,000 shares of Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

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

The Company has the right to sell up to $35 million of its Series B Preferred Stock using its ATM facility. The underwriter receives 3% of the gross proceeds. The Company also has the right to sell up to $50 million of its common stock using a second ATM facility. The underwriters of the common stock ATM also receive 3% of the gross proceeds. During the nine months ended September 30, 2022, no shares of common stock were issued under this ATM.

During the nine months ended September 30, 2021, 858,000 common stock warrants were exercised at $7.50 each resulting in gross proceeds of $6,435,000. During the second quarter of 2021, the Company sold 178,092 shares of common stock under its ATM and received net proceeds of approximately $1.4 million. Also, during the second quarter of 2021, the Company cancelled 215,822 shares of preferred stock that were held in escrow from the CCH acquisition as the matters related to the escrow were settled in cash. During the third quarter of 2021, the Company sold 136,395 shares of common stock and received net proceeds of approximately $1.2 million. On October 11, 2022, 9,072 common stock warrants were exercised.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$21,626	$27,086	$68,457	$80,076
Professional services	7,434	6,863	25,572	10,978
Printing and mailing services	594	429	1,515	1,084
Group purchasing services	310	300	602	659
Medical Practice Management:
Medical practice management services	3,759	3,626	10,146	9,340
Total	$33,723	$38,304	$106,292	$102,137

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

Information about contract balances:

As of September 30, 2022, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.9 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $500,000 of the contract asset represents revenue earned, but not yet paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
(Decrease) increase, net	(725)	(318)	332	49
Balance as of September 30, 2022	$16,281	$4,407	$1,417	$390

Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
medSR acquisition	2,705	2,402	20	-
Increase (decrease), net	3,300	(1,846)	(104)	(89)
Balance as of September 30, 2021	$18,094	$4,661	$1,089	$216

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $692,000 and $922,000 at September 30, 2022 and 2021, respectively, and are included in the other assets amounts in the consolidated balance sheets.

12. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. Some of the Series A Preferred Stock shares were subsequently redesignated as Series B Preferred Stock and were removed from the A&R Plan. As of September 30, 2022, 1,621,747 shares of common stock, 33,769 shares of Series A Preferred Stock and 120,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity-based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

In February 2022, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2022. The actual amount of shares will be settled in early 2023 based on the achievement of the specified criteria. For the nine months ended September 30, 2022, an expense of approximately $644,000 was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the A&R Plan for the nine months ended September 30, 2022 and 2021:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2022	418,039	34,000	-
Granted	625,252	-	80,000
Vested	(426,299)	(34,000)	(10,000)
Forfeited	(55,616)	-	-
Outstanding and unvested shares at September 30, 2022	561,376	-	70,000

Outstanding and unvested shares at January 1, 2021	382,435	44,000	-
Granted	458,467	46,197	-
Vested	(475,120)	(56,197)	-
Forfeited	(85,286)	-	-
Outstanding and unvested shares at September 30, 2021	280,496	34,000	-

The liability for the 80,850 cash-settled awards and the liability for withheld taxes in connection with the equity awards was approximately $755,000 and $1.0 million at September 30, 2022 and December 31, 2021, respectively, and is included in accrued compensation in the consolidated balance sheets. During the nine months ended September 30, 2022 and 2021, approximately $13,000 and $97,000, respectively, was paid in connection with the cash-settled awards.

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

The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2022 and 2021:

Stock-based compensation included in the	Three Months Ended September 30,		Nine Months Ended September 30,
consolidated statements of operations:	2022	2021	2022	2021
	($ in thousands)
Direct operating costs	$247	$207	$665	$766
General and administrative	703	737	1,848	2,482
Research and development	82	(3)	225	206
Selling and marketing	296	63	661	552
Total stock-based compensation expense	$1,328	$1,004	$3,399	$4,006

13. INCOME TAXES

The income tax expense for the three months ended September 30, 2022 was approximately $55,000 comprised of a current tax expense of $20,000 and a deferred tax expense of $35,000. The income tax expense for the nine months ended September 30, 2022 was approximately $144,000 comprised of a current tax expense of $82,000 and a deferred tax expense of $62,000.

The income tax benefit for the three months ended September 30, 2021 was approximately $232,000, comprised of a current tax benefit of $245,000 and a deferred tax expense of $13,000. The Company filed a carryback claim for approximately $285,000 with the Internal Revenue Service to recover taxes previously paid by Meridian prior to its acquisition of Meridian. The income tax benefit for the nine months ended September 30, 2021 was approximately $20,000, comprised of a current tax benefit of $160,000 and a deferred tax expense of $140,000.

During the quarter ended June 30, 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was approximately $45,000. This amount was recorded as a deferred tax benefit during the second quarter of 2022.

The current income tax provision for the nine months ended September 30, 2022 and 2021 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three and nine months ended September 30, 2022 and 2021 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. Several new corporate tax provisions were included in the CARES Act, including, but not limited to, the following: increasing the limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general - from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the income tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. As of both September 30, 2022 and December 31, 2021, the Company has deferred approximately $934,000 of payroll taxes. This amount needs to be repaid by December 31, 2022.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of September 30, 2022 and December 31, 2021.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at September 30, 2022 or December 31, 2021.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instrument includes the fair value of contingent consideration related to completed acquisitions. Given that the earn-out period concludes on November 30, 2022, the Company determined its best estimate of the contingent consideration liability based on its projections and actual performance to date.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2022	2021
	($ in thousands)
Balance - January 1,	$3,090	$-
Acquisitions	-	6,500
Change in fair value	(2,890)	-
Payments	-	-
Balance - September 30,	$200	$6,500

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

	Nine Months Ended September 30, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$96,146	$10,146	$-	$106,292
Operating expenses:
Direct operating costs	56,878	7,988	-	64,866
Selling and marketing	7,293	21	-	7,314
General and administrative	10,213	1,312	6,954	18,479
Research and development	3,251	-	-	3,251
Change in contingent consideration	(2,890)	-	-	(2,890)
Depreciation and amortization	8,420	266	-	8,686
Net loss on lease termination and unoccupied lease charges	928	-	-	928
Total operating expenses	84,093	9,587	6,954	100,634
Operating income (loss)	$12,053	$559	$(6,954)	$5,658

	Three Months Ended September 30, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$29,964	$3,759	$-	$33,723
Operating expenses:
Direct operating costs	17,582	2,824	-	20,406
Selling and marketing	2,496	8	-	2,504
General and administrative	3,231	455	2,814	6,500
Research and development	1,168	-	-	1,168
Change in contingent consideration	(1,660)	-	-	(1,660)
Depreciation and amortization	2,721	89	-	2,810
Loss on lease termination and unoccupied lease charges	307	-	-	307
Total operating expenses	25,845	3,376	2,814	32,035
Operating income (loss)	$4,119	$383	$(2,814)	$1,688

	Nine Months Ended September 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$92,797	$9,340	$-	$102,137
Operating expenses:
Direct operating costs	55,473	7,246	-	62,719
Selling and marketing	6,446	23	-	6,469
General and administrative	10,175	1,487	6,152	17,814
Research and development	4,328	-	-	4,328
Depreciation and amortization	9,251	254	-	9,505
Loss on lease termination, impairment and unoccupied lease charges	1,664	-	-	1,664
Total operating expenses	87,337	9,010	6,152	102,499
Operating income (loss)	$5,460	$330	$(6,152)	$(362)

	Three Months Ended September 30, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$34,678	$3,626	$-	$38,304
Operating expenses:
Direct operating costs	21,324	2,800	-	24,124
Selling and marketing	2,368	7	-	2,375
General and administrative	3,336	471	2,114	5,921
Research and development	488	-	-	488
Depreciation and amortization	3,459	88	-	3,547
Loss on lease termination and unoccupied lease charges	424	-	-	424
Total operating expenses	31,399	3,366	2,114	36,879
Operating income (loss)	$3,279	$260	$(2,114)	$1,425

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2022 and 2021, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the three and nine months ended September 30, 2022, economic and health conditions in the United States and across most of the globe continue to change.

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

Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, the Company’s consolidated results of operations for the three and nine months ended September 30, 2022 may not necessarily be indicative of the results to be expected for the full fiscal year. The Company is not aware of any certain event or circumstance that would require an update to its estimates or judgements or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future as new information about future developments is obtained. Management cannot predict the future impact of the COVID-19 pandemic on the Company’s consolidated operations nor on economic conditions generally, including the effects on patient visits. The ultimate extent of the effects of the COVID-19 pandemic on the Company is uncertain and will depend on highly unpredictable factors such as the ultimate geographic spread of the disease, the severity of the disease, the duration of outbreak, and the effectiveness of any further developments globally and nationally. The Company will actively monitor the situation and take further action that is in the best interest of our employees, customers, partners, and stockholders.

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

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are often bundled but are occasionally provided individually, including:

○	EHRs, which are easy to use, integrated with our business services or offered as Software-as-a-Service (“SaaS”) solutions, and allow our healthcare provider clients to deliver better patient care, document their clinical visits effectively and thus potentially qualify for government incentives, reduce documentation errors and reduce paperwork;

○	PM software and related tools, which support our clients’ day-to-day business operations and workflows;

○	Mobile Health (“mHealth”) solutions, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services;

○	Telehealth solutions, which allow healthcare providers to conduct remote patient visits;

○	Chronic care management, which provides regular remote visits with patients with chronic conditions;

○	Healthcare claims clearinghouse, which enables our clients to electronically scrub and submit claims to, and process payments from, insurance companies;

○	Business intelligence, customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;

○	RCM services, which include end-to-end medical billing, eligibility, analytics, and related services, all of which can often be provided either with our technology platform or through a third-party system; and

○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 500 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,700 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

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

Our offshore operations in the Pakistan Offices and Sri Lanka accounted for approximately 12% and 11% of total expenses for the nine months ended September 30, 2022 and 2021, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 80% for both the nine months ended September 30, 2022 and 2021). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax expense (benefit) or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net revenue	$33,723	$38,304	$106,292	$102,137

GAAP net income (loss)	1,056	1,505	4,933	(686)

Provision (benefit) for income taxes	55	(232)	144	(20)
Net interest expense	82	87	281	264
Foreign exchange loss / other expense	523	70	359	167
Stock-based compensation expense	1,328	1,004	3,399	4,006
Depreciation and amortization	2,810	3,547	8,686	9,505
Transaction and integration costs	316	269	724	1,118
Net loss on lease termination, impairment and unoccupied lease charges	307	424	928	1,664
Change in contingent consideration	(1,660)	-	(2,890)	-
Adjusted EBITDA	$4,817	$6,674	$16,564	$16,018

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income (loss):

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Net revenue	$33,723	$38,304	$106,292	$102,137

GAAP net income (loss)	1,056	1,505	4,933	(686)
Provision (benefit) for income taxes	55	(232)	144	(20)
Net interest expense	82	87	281	264
Other expense - net	495	65	300	80
GAAP operating income (loss)	1,688	1,425	5,658	(362)
GAAP operating margin	5.0%	3.7%	5.3%	(0.4)%

Stock-based compensation expense	1,328	1,004	3,399	4,006
Amortization of purchased intangible assets	1,428	2,768	4,884	7,079
Transaction and integration costs	316	269	724	1,118
Net loss on lease termination, impairment and unoccupied lease charges	307	424	928	1,664
Change in contingent consideration	(1,660)	-	(2,890)	-
Non-GAAP adjusted operating income	$3,407	$5,890	$12,703	$13,505
Non-GAAP adjusted operating margin	10.1%	15.4%	12.0%	13.2%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges;
●	Change in contingent consideration; and
●	Income tax expense (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
GAAP net income (loss)	$1,056	$1,505	$4,933	$(686)

Foreign exchange loss / other expense	523	70	359	167
Stock-based compensation expense	1,328	1,004	3,399	4,006
Amortization of purchased intangible assets	1,428	2,768	4,884	7,079
Transaction and integration costs	316	269	724	1,118
Net loss on lease termination, impairment and unoccupied lease charges	307	424	928	1,664
Change in contingent consideration	(1,660)	-	(2,890)	-
Income tax expense related to goodwill	35	13	61	140
Non-GAAP adjusted net income	$3,333	$6,053	$12,398	$13,488

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net loss attributable to common shareholders, per share	$(0.18)	$(0.15)	$(0.45)	$(0.77)
Impact of preferred stock dividend	0.25	0.25	0.78	0.72
Net income (loss) per end-of-period share	0.07	0.10	0.33	(0.05)

Foreign exchange loss / other expense	0.03	0.00	0.02	0.01
Stock-based compensation expense	0.09	0.07	0.23	0.27
Amortization of purchased intangible assets	0.09	0.19	0.31	0.48
Transaction and integration costs	0.02	0.02	0.05	0.08
Net loss on lease termination, impairment and unoccupied lease charges	0.02	0.03	0.06	0.11
Change in contingent consideration	(0.11)	0.00	(0.19)	0.00
Income tax expense related to goodwill	0.00	0.00	0.00	0.01
Non-GAAP adjusted earnings per share	$0.21	$0.41	$0.81	$0.91

End-of-period common shares	15,211,136	14,873,411	15,211,136	14,873,411
In-the-money warrants and outstanding unvested RSUs	605,526	2,432,636	605,526	2,432,636
Total fully diluted shares	15,816,662	17,306,047	15,816,662	17,306,047
Non-GAAP adjusted diluted earnings per share	$0.21	$0.35	$0.78	$0.78

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of September 30, 2022 and 2021. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both September 30, 2022 and 2021, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 200 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 64% and 71% of our revenues during the three months ended September 30, 2022 and 2021, respectively, and 64% and 78% for the nine months ended September 30, 2022 and 2021, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 25% and 20% of revenues for the three months ended September 30, 2022 and 2021, respectively, and 26% and 13% for the nine months ended September 30, 2022 and 2021, respectively.

We earned approximately 11% and 9% of our revenue from medical practice management services during the three months ended September 30, 2022 and 2021, respectively, and 10% and 9% for the nine months ended September 30, 2022 and 2021, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Income Tax. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2022 and December 31, 2021.

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

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in the consolidated balance sheets at September 30, 2022 and December 31, 2021. The Company does not have any finance leases.

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

We capitalized costs incurred during the application development stage related to our internal use software. Costs incurred during the application development phase are capitalized only when we believe it is probable that the development will result in new or additional functionality. The types of costs capitalized during the application development phase consist of employee compensation, employee benefits and employee stock-based compensation. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over its estimated useful life when the asset has been placed in service for general availability.

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

As of September 30, 2022 and December 31, 2021, the carrying amounts of internally-developed capitalized software in use was $15.5 million and $11.6 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	60.5%	63.0%	61.0%	61.4%
Selling and marketing	7.4%	6.2%	6.9%	6.3%
General and administrative	19.3%	15.5%	17.4%	17.4%
Research and development	3.5%	1.3%	3.1%	4.2%
Change in contingent consideration	(4.9)%	0.0%	(2.7)%	0.0%
Depreciation and amortization	8.3%	9.3%	8.2%	9.3%
Net loss on lease termination, impairment and unoccupied lease charges	0.9%	1.1%	0.9%	1.6%
Total operating expenses	95.0%	96.4%	94.8%	100.2%

Operating income (loss)	5.0%	3.6%	5.2%	(0.2)%

Interest expense - net	0.2%	0.2%	0.3%	0.3%
Other expense - net	(1.5)%	(0.2)%	(0.3)%	(0.1)%
Income (loss) before provision (benefit) for income taxes	3.3%	3.2%	4.6%	(0.6)%
Income tax provision (benefit)	0.2%	(0.6)%	0.1%	(0.0)%
Net income (loss)	3.1%	3.8%	4.5%	(0.6)%

Comparison of the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
	($ in thousands)
Net revenue	$33,723	$38,304	$(4,581)	(12%)	$106,292	$102,137	$4,155	4%

Net Revenue. Net revenue of $33.7 million and $106.3 million for the three and nine months ended September 30, 2022 decreased by $4.6 million or 12% and increased by $4.2 million or 4% from net revenue of $38.3 million and $102.1 million for the three and nine months ended September 30, 2021, respectively. Revenue for the three and nine months ended September 30, 2022 includes approximately $6.4 million and $22.2 million from customers acquired in the medSR acquisition, offset primarily by a decrease in revenue from three large accounts from a 2020 acquisition that are winding down. Revenue for the three and nine months ended September 30, 2022 includes $21.6 million and $68.5 million relating to technology-enabled business solutions, $7.4 million and $25.6 million related to professional services and $3.8 million and $10.1 million for medical practice management services.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
	($ in thousands)
Direct operating costs	$20,406	$24,124	$(3,718)	(15%)	$64,866	$62,719	$2,147	3%
Selling and marketing	2,504	2,375	129	5%	7,314	6,469	845	13%
General and administrative	6,500	5,921	579	10%	18,479	17,814	665	4%
Research and development	1,168	488	680	139%	3,251	4,328	(1,077)	(25%)
Change in contingent consideration	(1,660)	-	(1,660)	N/A	(2,890)	-	(2,890)	N/A
Depreciation	474	488	(14)	(3%)	1,405	1,482	(77)	(5%)
Amortization	2,336	3,059	(723)	(24%)	7,281	8,023	(742)	(9%)
Net loss on lease termination, impairment and unoccupied lease charges	307	424	(117)	(28%)	928	1,664	(736)	(44%)
Total operating expenses	$32,035	$36,879	$(4,844)	(13%)	$100,634	$102,499	$(1,865)	(2%)

Direct Operating Costs. Direct operating costs of $20.4 million and $64.9 million for the three and nine months ended September 30, 2022 decreased by $3.7 million or 15% and increased by $2.1 million or 3% compared to direct operating costs of $24.1 million and $62.7 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, salary costs decreased by $3.3 million and $894,000, and outsourcing and processing costs decreased by $456,000 and increased by $2.9 million, respectively. The decrease in the salary costs was due to the decrease in the Pakistan exchange rate, a decrease in the US headcount and the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense for the three and nine months ended September 30, 2022.

Selling and Marketing Expense. Selling and marketing expense of $2.5 million and $7.3 million for the three and nine months ended September 30, 2022 increased by $129,000 or 5% and $845,000 or 13% from selling and marketing expense of $2.4 million and $6.5 million for the three and nine months ended September 30, 2021. The increase was primarily related to additional emphasis on sales and marketing activities.

General and Administrative Expense. General and administrative expense of $6.5 million and $18.5 million for the three and nine months ended September 30, 2022 increased by $579,000 or 10% and $665,000 or 4% compared to general and administrative expense of $5.9 million and $17.8 million for the three and nine months ended September 30, 2021. The increase is primarily due to the Company’s contributions to community based projects and to a new academic institution in the Bagh area, a community where the Company has a large employee base.

Research and Development Expense. Research and development expense of $1.2 million and $3.3 million for the three and nine months ended September 30, 2022 increased by approximately $680,000 and decreased by $1.1 million from research and development expense of $488,000 and $4.3 million for the three and nine months ended September 30, 2021. The decrease represents less maintenance work on platforms generating revenue and more resources dedicated to development of new technology which is not yet in commercial use and the increase is due to the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense. During the nine months ended September 30, 2022 and 2021, the Company capitalized approximately $7.0 million and $5.3 million, respectively, of development costs in connection with its internal-use software. For the three months ended September 30, 2022 and 2021, the Company capitalized approximately $2.3 million and $2.0 million, respectively, of such costs.

Change in Contingent Consideration. The change of $1.7 million and $2.9 million for the three and nine months ended September 30, 2022 reflects the estimated decrease in the fair value of the contingent consideration from the medSR acquisition.

Depreciation. Depreciation of $474,000 and $1.4 million for the three and nine months ended September 30, 2022, respectively, decreased by $14,000 or 3% and $77,000 or 5% from the depreciation of $488,000 and $1.5 million for the three and nine months ended September 30, 2021, respectively.

Amortization Expense. Amortization expense of $2.3 million and $7.3 million for the three and nine months ended September 30, 2022, respectively, decreased by $723,000 or 24% and $742,000 or 9% from amortization expense of $3.1 million and $8.0 million for the three and nine months ended September 30, 2021, respectively. The decrease in amortization expense was due to intangibles which were previously capitalized becoming fully amortized.

Net Loss on Lease Termination, Impairment and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the nine months ended September 30, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $248,000. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
	($ in thousands)
Interest income	$14	$4	$10	250%	$22	$10	$12	120%
Interest expense	(96)	(91)	(5)	(5%)	(303)	(274)	(29)	(11%)
Other expense - net	(495)	(65)	(430)	(662%)	(300)	(80)	(220)	(275%)
Income tax provision (benefit)	55	(232)	(287)	(124%)	144	(20)	(164)	(820%)

Interest Income. Interest income of $14,000 and $22,000 for the three and nine months ended September 30, 2022 increased by $10,000 or 250% and $12,000 or 120% from interest income of $4,000 and $10,000 for the three and nine months ended September 30, 2021. The interest income represents interest earned on temporary cash investments.

Interest Expense. Interest expense of $96,000 and $303,000 for the three and nine months ended September 30, 2022 increased by $5,000 or 5% and $29,000 or 11% from interest expense of $91,000 and $274,000 for the three and nine months ended September 30, 2021. Interest expense includes the amortization of deferred financing costs, which was $92,000 and $107,000 during the nine months ended September 30, 2022 and 2021, respectively.

Other Expense – net. Other expense – net was $495,000 and $300,000 for the three and nine months ended September 30, 2022 compared to other expense – net of $65,000 and $80,000 for the three and nine months ended September 30, 2021. Other expense primarily represents foreign currency transaction gains and losses. These transaction gains and losses result from revaluing intercompany accounts whenever the exchange rate varies and are recorded in the consolidated statements of operations.

Income Tax Provision (Benefit). The provision for income taxes was $55,000 and $144,000 for the three and nine months ended September 30, 2022, respectively, compared to the benefit for income taxes of $232,000 and $20,000 for the three and nine months ended September 30, 2021, respectively. As a result of the Company having certain net operating losses with an indefinite life under the current federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2022 and 2021. During the quarter ended June 30, 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was $45,000. This amount was recorded during the second quarter of 2022. The current income tax expense for the three and nine months ended September 30, 2022 was approximately $20,000 and $82,000, respectively, and includes state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2022 and December 31, 2021.

Liquidity and Capital Resources

During the three and nine months ended September 30, 2022, there was positive cash flow from operations of $7.0 million and $15.1 million and at September 30, 2022, the Company had $4.9 million in cash and restricted cash and positive working capital of $5.1 million. The Company has a revolving line of credit with SVB, and, as of September 30, 2022, there was no balance outstanding. During the nine months ended September 30, 2022, the Company sold 1,299,216 shares of 8.75% Series B Preferred Stock and raised $30.3 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
	2022	2021	2022	2021	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$6,977	$5,129	$15,103	$7,210	$7,893	109%
Net cash used in investing activities	(3,496)	(2,852)	(9,123)	(19,851)	10,728	54%
Net cash (used in) provided by financing activities	(9,047)	(2,319)	(11,144)	1,272	(12,416)	(976%)
Effect of exchange rate changes on cash	213	(147)	(309)	(243)	(66)	(27%)
Net decrease in cash and restricted cash	$(5,353)	$(189)	$(5,473)	$(11,612)	$6,139	53%

Income before income taxes was $1.1 million and $5.1 million for the three and nine months ended September 30, 2022, which included $2.8 million and $8.7 million of non-cash depreciation and amortization, respectively. The income before income taxes was $1.3 million for the three months ended September 30, 2021, and the loss before income taxes was $706,000 for the nine months ended September 30, 2021, which included $3.5 million and $9.5 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $15.1 million and $7.2 million during the nine months ended September 30, 2022 and 2021, respectively. This increase was primarily the result of the increase in net income of $5.6 million which included the following changes in non-cash items: decrease in depreciation and amortization of $733,000, decrease in stock-based compensation of $607,000, and an increase in the change in contingent consideration of $2.9 million.

Accounts receivable decreased by $10,000 for the nine months ended September 30, 2022 compared with an increase of $1.4 million for the nine months ended September 30, 2021. Accounts payable, accrued compensation and accrued expenses decreased by $4.3 million during the nine months ended September 30, 2022 compared with a decrease of $7.0 million for the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $9.1 million and $19.9 million for the nine months ended September 30, 2022 and 2021, respectively. In 2021, $12.6 million of the $19.9 million of cash used was used for the acquisition of medSR. Capital expenditures were $2.2 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. The capital expenditures for the nine months ended September 30, 2022 and 2021 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $7.0 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $11.1 million during the nine months ended September 30, 2022 and net cash provided by financing activities was $1.3 million during the nine months ended September 30, 2021. The Company received net proceeds from the sale of Series B Preferred Stock of $30.3 million of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock. Cash used in financing activities during the nine months ended September 30, 2022 included $11.5 million of preferred stock dividends, $769,000 of repayments for debt obligations and $1.1 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities for the nine months ended September 30, 2021 included $10.8 million of preferred stock dividends, $745,000 of repayment for debt obligations and $2.1 million of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all SVB covenants as of September 30, 2022. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2022, talkMD had not yet commenced operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the 2013 framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: November 3, 2022

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: November 3, 2022

