Form 10-K
period 2022-12-31
CareCloud, Inc.
filed 2023-03-02
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36529

CareCloud, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCLD	Nasdaq Global Market
11% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	CCLDP	Nasdaq Global Market
8.75% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	CCLDO	Nasdaq Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $33.6 million, based on the last reported trading price of the common stock on that date, as reported on the Nasdaq Global Market.

At February 27, 2023, the registrant had 15,509,216 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our Offshore Offices in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A and Series B preferred stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the ongoing COVID-19 pandemic and the impact it may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (the “SEC”).

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

Risks Related to our Business

●	We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
●	If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.
●	The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations, will adversely affect us.
●	Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.
●	We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.
●	Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.
●	If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.
●	If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.
●	As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.
●	As a result of the Wayfair decision and changes in various states’ laws, we are required to collect sales and use taxes on certain products and services we sell in certain jurisdictions. We may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
●	If we lose the services of Mahmud Haq as Executive Chairman, A. Hadi Chaudhry as Chief Executive Officer and President, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.
●	We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights.
●	Claims by others that we infringe or may infringe on their intellectual property could force us to incur significant costs or revise the way we conduct our business.
●	We may be unable to protect, and we may incur significant costs in enforcing, our intellectual property rights.

●	Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
●	Our proprietary software or service delivery platform may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
●	If our security measures are breached or fail, and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
●	Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in revenue.
●	Disruptions in internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.
●	We may be subject to liability for the content we provide to our customers and their patients.
●	We are subject to the effects of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.
●	Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
●	Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.
●	In 2021, we identified a material weakness in our internal controls over financial reporting related to a non-routine transaction.
●	We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations.
●	We depend on key information systems and third-party service providers.
●	Systems failures or cyber-attacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.
●	Rapid technological change in the telehealth industry presents us with significant risks and challenges.
●	Our business, financial condition, results of operations and growth may be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

Risks Related to Our Acquisition Strategy

●	If we do not manage our growth effectively, our revenue, business and operating results may be harmed.
●	We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.
●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.
●	We may be unable to implement our strategy of acquiring additional companies.
●	Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Regulatory Risks

●	The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.
●	If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act and Cures Act, our business, financial condition and results of operations will be adversely affected.
●	If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.
●	If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
●	Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.
●	Additional regulation of the disclosure of medical information outside the United States may adversely affect our operations and may increase our costs.
●	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Risks Related to Ownership of Shares of Our Common Stock

●	Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.
●	Future sales of shares of our common stock could depress the market price of our common stock.
●	Mahmud Haq currently controls 29.5% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.
●	Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.
●	Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.
●	We do not intend to pay cash dividends on our common stock.
●	Complying with the laws and regulations affecting public companies may increase our costs and the demands on management, and could harm our operating results.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
●	New climate disclosure rules, if adopted by the SEC, may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

Risks Related to Ownership of Shares of Our Preferred Stock

●	Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.
●	We may not be able to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.
●	We may issue additional shares of Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
●	Market interest rates may materially and adversely affect the value of the Preferred Stock.
●	Holders of the Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.
●	Our Preferred Stock has not been rated.
●	We may redeem the Series A Preferred Stock at any time and may redeem the Series B Preferred Stock after February 15, 2024.
●	The market price of our Preferred Stock is variable and could be substantially affected by various factors.
●	A holder of Preferred Stock has extremely limited voting rights.
●	The Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

PART I

Item 1. Business

Overview

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud”, the “Company,” “we,” “us” and/or “our”) is a leading provider of technology-enabled services and solutions that redefine the healthcare revenue cycle. We provide technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Healthcare organizations today operate in highly complex and regulated environments. Our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience.

Our portfolio of proprietary software and business services includes: technology-enabled business solutions that maximize revenue cycle management and create efficiencies through platform agnostic AI-driven applications; cloud-based software that helps providers manage their practice and patient engagement while leveraging analytics to improve provider performance; digital health services to address value-based care and enable the delivery of remote patient care; healthcare IT professional services & staffing to address physician burnout, staffing shortages and leverage consulting expertise to transition into the next generation of healthcare; and, medical practice management services to assist medical providers with operating models and the tools needed to run their practice.

Our high-value business services, such as revenue cycle management, are often paired with our cloud-based software, premiere healthcare consulting and implementation services, and on-demand workforce staffing capabilities for high-performance medical groups and health systems nationwide.

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:

○	Revenue Cycle Management (“RCM”) services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:

○	Electronic Health Records (“EHR”), which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors, and potentially qualify for government incentives;
○	Practice Management (“PM”) software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine, and other automated tools designed to maximize reimbursement;
○	Patient Experience Management (“PXM”) solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:

○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:

○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.

Our medical practice management solutions include:

●	Medical practice management:

○	Medical practice management services for medical providers, including facilities, equipment, supplies, support services, nurses, and administrative support staff.

The modernization of the healthcare industry, along with the increased adoption of value-based care models, is transforming nearly every aspect of a healthcare organization from policy to providers; clinical care to member services, devices to data, and ultimately the quality of the patient’s experience as a healthcare consumer.

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

Market Overview

In March 2022, Centers for Medicare & Medicaid Services (“CMS”)1 reported that national healthcare expenditure in the U.S. grew by 4.2% in 2021. U.S. healthcare spending will grow 5.1% annually on average during the years 2021 through 2030, reaching $6.8 trillion by 2030. CMS also projected that the health share of GDP is expected to be 19.6% in 2030, nearly the same as the 2020 share of 19.7%.

Additionally, analysts from Allied Market Research have estimated the U.S. Healthcare IT industry market to be approximately $97 billion in 2020 and is projected to reach $344 billion by 2030, growing at a 13% compound annual growth rate (“CAGR”).2 Its largest sub-segment, RCM, is reported to be nearly $140 billion in 2022 and is estimated to grow at a 10% CAGR through 2030 according to Grand View Research.3 The North American EHR market is expected to be valued at more than $50 billion by 2028. The Telehealth market is estimated to be approximately $23 billion with a CAGR of 23%.2

1 CMS Office of the Actuary Releases 2021-2030 Projections of National Health Expenditures | CMS

2 Healthcare IT Market in US Size, Share, Trends | Report 2030 (alliedmarketresearch.com)

3 U.S. Revenue Cycle Management Market Size, Share, Trends | Report 2023-2030 (Grand View Research)

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

Our clients also have to account for the rising cost of health insurance, changes in health benefit plan design, and the impact that these factors have had on the increase in patient consumerism. Patients are seeking lower cost care in response to insurance carriers shifting more of the cost burden onto patients, causing healthcare organizations to reconsider the full patient experience. Healthcare providers now need to think more deeply about patient expectations. This is especially true as COVID-19 has reshaped the sector and accelerated its digital transformation.

Strategic-thinking healthcare organizations across the country are aggressively addressing these new realities and are finding opportunities for growth and expansion. We see medical groups across the country and within all specialties and market segments, growing through consolidation and investing in their businesses at an accelerated pace. This is also leading clients to focus on delivering emerging and disruptive care delivery settings. Much of this change is driving executives and leaders to assess their IT and data strategy and reevaluate their adoption of next generation healthcare solutions.

The healthcare industry has seen tremendous change over the last three years, with COVID-19 ushering in a new era of digital health. Our study of the evolving needs of our clients leads us to believe that there will be an increasing need for our services and products and emerging needs for the products and services that we are already developing. These trends will fuel growth over the next several years. In order for healthcare organizations to continue to succeed, these new realities require robust solutions and careful execution. Legacy tools that once powered these healthcare organizations are insufficient to support their growth and long-term strategies. Our solutions facilitate the transition needed by these organizations to adopt the next generation of healthcare solutions to drive their future growth. Our expansive product and services portfolio enables us to displace competitors and gain market share across a vast array of specialties, care settings and customer segments across the country.

Our Business Strategy

CareCloud is a market leading provider of integrated, end-to-end SaaS and technology-enabled solutions that help our clients with the business of medicine. Our mission is to redefine the next generation of technology-enabled revenue cycle solutions. To that end, we invest significant resources toward improving our current offerings and building new solutions that help transform our clients’ organizations with next generation technology. We expect to have increased software capabilities and offer additional complementary business services that will address the needs of the ever-changing, dynamic market conditions of the U.S. healthcare space.

To achieve our objective and mission, we employ the following strategies:

Providing comprehensive next generation RCM solutions to medical practices and hospitals. We believe that healthcare providers are in need of an integrated, end-to-end solution and a flexible service delivery model to manage the different facets of their businesses, from care delivery software, to claim submission, financial reporting, and data analytics.

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

Relentlessly driving organic growth to expand our client base. We believe the market for our expansive value proposition is underserved, and we will continue to make investments to create awareness of our brand, optimize our sales and implementation lifecycles, and capture greater market share. We are investing more in our sales and marketing activities, partners, and products to expand our client footprint.

Extending our relationships with existing clients. Our CareCloud Wellness offerings have been well-received allowing us to generate additional recurring revenue from existing clients. We intend to increase the number of SaaS subscription licenses and services purchased by our current clients as they use our solutions. We are also focused on converting SaaS clients into higher revenue per client offerings such as revenue cycle management and other business services. This expansion of services typically represents a 3-4x increase in overall revenue per client.

Leveraging significant cost advantages provided by our technology and global workforce. Our unique business model includes our cloud-based software and a cost-effective offshore workforce located in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”). We believe this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

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

Our Offerings

Our solutions are designed to systematically drive clinical quality and patient outcomes, streamline staff and provider workflows and reimbursements, as well as support different settings of care and healthcare models. Our product and service strategy is simple: we build products and deliver solutions that meet our clients’ needs.

Through the combination of our strategic acquisition strategy and continued development of next generation solutions, we provide comprehensive products and services tailored for small medical practices, large physician groups and health systems, as well as industry partners. We continue to optimize our technology offering by integrating them into our application ecosystem and with other industry solutions. The interconnectivity of our solutions will continue driving a consolidation of brands within our product architecture, aimed at improving the awareness and alignment of our products to targeted industry segments.

Our robust product and service portfolio allows us to be both methodical and nimble across the healthcare organizations and market segments we serve while providing a framework to create solution sets for the market today and more importantly, for what our clients will need tomorrow.

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

Our agile software development methodology is designed to ensure that each software release is properly designed, built, tested, and released. Our product, engineering, quality assurance, and development operations teams are located both onshore and offshore. We complement our internal efforts with services from third-party technology providers for infrastructure, healthcare ecosystem connectivity needs such as prescriptions, clinical laboratories, or specific application requirements.

We also employ product management, user experience, and product marketing personnel who work continually on improvements to our products and services design.

Clients

We estimate that as of December 31, 2022, we provided software and services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, therapists, physician assistants and other clinicians that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals, representing 80 specialties and subspecialties in 50 states allowing for low revenue concentration risk.

In addition, we served approximately 150 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices to large groups and health systems. Our clients span from the single doctor independent medical practices to large medical groups, including an enterprise specialty-specific healthcare organization with more than 3,000 providers located across multiple states. We also service large major academic medical institutions, small and large hospitals and health systems with service areas covering millions of patients.

Sales and Marketing

Over the past several years, organic growth has been a company-wide focus. We have developed sales and marketing capabilities aimed at driving growth of our client base, including small medical practices, large groups, and health systems. We expect to expand by selling our complete suite of software and services to new clients and up-selling additional solutions into our existing client base. We have a direct sales force including team members focused on specific functional or divisional areas, such as CareCloud Force (workforce augmentation) and medSR (healthcare IT consulting). In addition, our direct sales are augmented through our partner initiatives and marketing campaigns. We continue to leverage and optimize various digital channels to present our solutions, identify national events to demonstrate our integrated capabilities and expand our participation in thought leadership and social communications to connect with the healthcare community.

Our Growth Levers

We believe that we are in a great position to continue to grow by leveraging a multi-faceted growth strategy:

Organic Growth and Direct Sales

The sales and marketing team has expanded 11 times since 2019. The core philosophy behind this expansion is for every team member to perform at the top of their skills and ability. We have organized our sales force into different segments to promote the respective products and services for that segment and best address our clients’ needs and our markets. With this design, our sales team can address a client’s specific needs, whether a new client is seeking our products or services for the first time, or a current client is in need of additional solutions.

Our marketing team operates in support of our sales force and provides specialized demand generation capabilities for sales efforts, product marketing to align solutions and segments, customer communication and upselling initiatives, and drives a national tradeshow strategy to showcase our brand. Our sales approach is consultative in nature for most of our offerings, which generally includes an analysis based on a prospective client’s needs, crafting service proposals, and negotiating contracts that culminate in the commencement of services.

Our go-to-market strategy is designed to meet our customers’ needs. Our vast array of products and services allow us to craft solutions that can meet our customers’ unique needs within a specific product category, client segment, or both.

Growth through Partnerships

In addition to our direct sales force, we maintain business relationships with third parties that utilize, promote, or support our sales or services within specific industries or geographic regions. Some of these partners are customers through CareCloud Force and others are more traditional channel partners who help promote our solutions. We believe we can further accelerate organic growth through industry participants, whereby we utilize them as channel partners to offer integrated solutions to their clients. We have entered into such engagements with industry participants, and developed application interfaces with numerous EHR systems, together with device and lab integration to support these relationships.

Growth through Acquisitions

The Healthcare IT industry is highly fragmented, with many local and regional RCM companies serving small medical practices and hospitals. We believe that the industry is ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies, together with a variety of other healthcare industry vendors and healthcare IT companies, to meet the growing technology and business service needs of healthcare providers without a significant investment in an information technology infrastructure and the utilization of a talented, cost-efficient global team. Since the Company went public in July 2014, we have completed 17 transactions, acquiring complementary assets to grow our business. We typically leverage our technology and our cost-effective offshore team to quickly deliver additional value to the newly acquired customer base, while reducing costs. Often, we will incur initial costs associated with the integration of the acquired business with our existing operations, but this early investment is designed to increase customer satisfaction and retention, while laying the foundation for long-term accretion.

Competition

The market for RCM, practice management, EHR solutions, and related services is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone RCM providers, practice management, and EHR solutions, including competitors who utilize a web-based platform and providers of locally installed software systems.

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

We believe we have a competitive advantage, as we are able to deliver our industry-leading solutions at competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with a global team that includes more than 400 experienced health industry experts onshore. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,600 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees.

Our unique business model has allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Employees

Including the employees of our subsidiaries, as of December 2022, the Company employed approximately 4,150 people worldwide on a full-time basis. Approximately 72% of our employees are focused on service and client delivery functions, approximately 12% are assigned to research and development, and approximately 1.4% are engaged in sales and marketing. The balance of the employees are classified as general and administrative, which includes support staff to maintain our offshore offices, a function that many businesses in other geographies might choose to outsource. We also utilize the services of a small number of part-time employees. In addition, all officers of the Company work on a full-time basis. Over the next twelve months, we anticipate increasing our total number of employees only if our revenues increase, our operating requirements warrant such hiring, or we are hiring for specific functions where we place additional emphasis, such as marketing and sales.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2022, approximately 35% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company.

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

CareCloud.com, CareCloud, MTBC, A Unique Healthcare IT Company, and other trademarks and service marks of CareCloud appearing in this Annual Report on Form 10-K are the property of CareCloud. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

We are a smaller reporting company. As a smaller reporting company, we may take advantage of specified reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As a smaller reporting company, we have reduced disclosure obligations regarding executive compensation in our Annual Report, periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. This year the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. Effective with this Form 10-K, the Company is now a non-accelerated filer.

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

The market for revenue cycle management and healthcare IT solutions is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Greenway Medical Technologies, Inc., NextGen, RI RCM and Veradigm, all of which may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Many of our competitors have longer operating histories, greater brand recognition and greater financial marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and consolidation in both the information technology and healthcare industries. Competitors may introduce products or services that render our products or services obsolete or less marketable. Even if our products and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive products or services to our products and services. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

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

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 3,600 employees in our Offshore Offices. Approximately 99% of our offshore employees are in our Pakistan Offices and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in our Pakistan Offices, and our ability to maintain our Offshore Offices, is an essential element of our business model, as the labor costs where our Pakistan Offices are located are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in our Pakistan Offices are negatively impacted.

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

We believe that the labor costs in our Offshore Offices are approximately 14% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as severe rains and flooding as a result of climate change that has been experienced in Pakistan), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes), and other adverse effects. The effects could impair, for example, the availability and cost of certain products and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We may bear losses incurred as a result of, for example, physical damage to, or destruction of, our facilities (such as our operation centers), and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position, or results of operation.

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

Under most of our customer contracts, which include RCM, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the ACA or fluctuation in medical appointments as COVID-19 evolves;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inactions reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.

The sales cycle for our services can be variable, typically ranging from two to four months from initial contact with a potential customer to contract execution to six to twelve months to rollout services which require each patient to participate. During the sales cycle, we expend time and resources in an attempt to obtain a customer without recognizing revenue from that customer to offset such expenditures. Our implementation cycle is also variable, typically ranging from two to four months from contract execution to completion of implementation. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of a failure by us or by the customer to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services without recognizing revenue. Even following implementation, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process, and lost opportunity for implementing paying customers in that same period of time.

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

Our proprietary software or service delivery platform may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

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

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may not be perceived as secure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

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

Our customers and the industry leaders enacting regulatory requirements are concerned with and often require that our products and services be interoperable with other third-party healthcare information technology suppliers. Although our products comply with the latest ONC standards and provide seamless and secure access, use and sharing of electronic health records, market forces or regulatory authorities could create software interoperability standards that would apply to our solutions, and if our products and services are not consistent with those standards, we could be forced to incur substantial additional development costs. There currently exists a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the healthcare information technology industry. However, those standards are subject to continuous modification and refinement. Maintaining compliance with industry interoperability standards and related requirements could result in larger than expected software development expenses and administrative expenses in order to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to change or enhance our products and services to be in compliance with these varying and evolving standards. If our products and services are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our solutions.

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

In 2021, we identified a material weakness in our internal controls over financial reporting related to a non-routine transaction.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In 2021, we identified a material weakness in our internal control over financial reporting related to lack of control over the completeness and accuracy of key inputs related to the measurement of a non-routine transaction. We did not properly implement controls over the precision of management’s review of certain key inputs relating to this transaction. We implemented procedures as of March 31, 2022 to remediate this material weakness. In the event we are unable to sufficiently remediate any future material weakness in our internal controls over financial reporting, the accuracy and timing of our financial reporting may be negatively impacted, and as a result we may be unable to maintain compliance with securities laws and investors may lose confidence in the accuracy and completeness of our financial reports, leading to a decline in the market value of our securities.

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

Our business, financial condition, results of operations and growth may be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

We are subject to risks related to the public health crises such as the global pandemic associated with the coronavirus (COVID-19). Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of public health emergencies. Such orders or restrictions, and the perception that such orders or restrictions could occur, could result in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others.

Healthcare organizations around the world, including our health care provider customers, faced and may continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. To the extent such health-care provider customers experience challenges and difficulties, it will adversely affect our business operation and results of operations. We note, for example, that approximately 53% of our revenue is directly tied to the cash collected by our health-care provider customers, which means that our short-term revenue has and may in the future decline as less patients visit their doctors should periods of social distancing be implemented again in the future. A recession or prolonged economic contraction as a result of health emergencies could also harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

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

The prolonged impact of these public health emergencies, including COVID-19, is highly uncertain and unpredictable, depending upon the severity and duration of the emergency and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations and financial condition. However, we will continue to monitor the COVID-19 situation closely and are committed to continuing to make appropriate changes as and when needed.

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

The 21st Century Cures Act (the “Cures Act”), passed by Congress in 2016, is meant to improve various aspects of the healthcare industry, including interoperability and information blocking. The Cures Act’s interoperability provisions relate to Information Exchange and Certification administered by the Office of the National Coordinator for Health Information Technology (the “ONC”). The certification involves complex and specific requirements related to various types of requests for the access, exchange or use of Electronic Health Information. In addition, the information blocking rule aims to resolve concerns that individuals in the healthcare industry intentionally prevent the exchange of information between multiple stakeholders. The Cures Act allows for penalties for stakeholders, including but not limited to, health IT developers and providers who do not comply with same. While we remain committed to efficient exchange of information in the healthcare industry and continue meeting all new certification requirements, failure to comply with these regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.

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

If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act and Cures Act, our business, financial condition and results of operations will be adversely affected.

The HITECH Act provided financial incentives for healthcare providers that demonstrated “meaningful use” of an EHR and mandated use of health information technology systems that are certified according to technical standards developed under the supervision of the U.S. Department of Health and Human Services (“HHS”). The HITECH Act also imposes certain requirements upon governmental agencies to use, and requires healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. The healthcare IT industry continues to experience changes as a result of new laws, regulations, and changes to healthcare industry standards. For instance, the meaningful use incentive program has since expired and has been consolidated, among other incentive programs, within the Merit-based Incentive Payment System (“MIPS”), which was created as part of the Quality Payment Program (“QPP”), launched by CMS after passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”). MACRA and regulations promulgated by it change the way CMS rewards clinicians in the healthcare industry by rewarding value-based care over volume-based care. MIPS requires substantial reporting mechanisms based on clinical quality measures that highly depend on reporting feature within EHR systems.

The HITECH and Cures Acts (as described in more detail above) contain certification requirements which affect our business because we have invested and continue to invest in conforming our products and services to these standards. HHS has developed certification programs for electronic health records and health information exchanges. Our web-based EHR solutions have been certified as complete EHR systems by ICSA Labs or Drummond Group, non-governmental, independent certifying bodies. We must ensure that our EHR solutions continue to be certified according to applicable HITECH Act and Cures Act technical standards so that our customers qualify for any MIPS/MACRA incentive payments and are not subject to penalties for non-compliance. Failure to maintain this certification under the HITECH Act and Cures Act could jeopardize our relationships with customers who are relying upon us to provide certified software, and will make our products and services less attractive to customers than the offerings of other EHR vendors who maintain certification of their products.

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

Mahmud Haq currently controls 29.5% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 29.5% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 4,526,231 shares of Series A Preferred Stock and 1,344,128 of Series B Preferred Stock have been issued as of December 31, 2022. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

As a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. As a “smaller reporting company” prior to 2021, we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. For the year 2021, we were subject to such requirement, but were not required to have this attestation performed for the year 2022. In future years if we are required to have our independent registered public accounting firm attest the effectiveness of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

There are many exemptions available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings are still less than they would be if we were not considered a smaller reporting company. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their fillings and have certain other decreased disclosure obligations in their SEC filings. Our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemption available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

New climate disclosure rules, if adopted by the SEC, may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

During 2022, the SEC proposed new climate disclosure rules, which, if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring public companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

Risks Related to Ownership of Shares of Our Preferred Stock

Our Series A and Series B Preferred Stock ranks junior to all of our indebtedness and other liabilities.

Our Series A Preferred Stock ranks pari passu to our Series B Preferred Stock with respect to the distribution of assets upon our liquidation, dissolution or winding-up of our affairs. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Preferred Stock. Also, the Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Preferred Stock. At December 31, 2022, our total liabilities (excluding contingent consideration) equaled approximately $34.5 million.

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

We may redeem the Series A Preferred Stock at any time and may redeem the Series B Preferred Stock after February 15, 2024.

Since November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. On March 18, 2022, we redeemed 800,000 shares of the Series A Preferred Stock in accordance with our amended and restated certificate of designations for the Series A Preferred Stock. Starting February 15, 2024, we may, at our option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, paying a small premium if we choose to redeem any Series B Preferred Stock prior to February 15, 2027. Also, upon the occurrence of a change of control, we may, at our option, redeem the Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Preferred Stock. If we redeem the Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Preferred Stock, the shares of Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption. The Company also intends to allow holders of the Series A Preferred Stock in the future to exchange their shares of the Series A Preferred Stock into an equivalent number of shares of the Series B Preferred Stock.

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

The voting rights for a holder of Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 29.5% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Preferred Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2022 we lease approximately 126,000 square feet of office space in approximately 16 locations throughout the U.S., with lease terms that are typically five years or less. We also lease approximately 40,000 square feet for five pediatric offices in the Midwest, with leases that will expire between April 2023 and April 2036.

We lease approximately 18,000 square feet of land in Islamabad, Pakistan, where we constructed modular buildings used for office space and computer server facilities for three years expiring on September 30, 2024, with the first two years under a non-cancellable lease. The Company also leases a total of 47,000 square feet of office space in Bagh and Karachi, Pakistan, and in Sri Lanka. The lease in Sri Lanka expires in March 2023 and we intend to renew it for an additional year at expiration.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

On December 9, 2022, an arbitrator rendered a decision in favor of MTBC Acquisition Corp. (“MAC”) and dismissed the claims brought against MAC by Randolph Pain Relief and Wellness Center (“RPRWC”), determining that RPRWC failed to prove any breach of the applicable billing services agreement and failed to prove that any alleged damages were due. RPRWC has until April 5, 2023 to file a summary action in Superior Court of New Jersey should it seek to have the decision overturned.

RPRWC was a client of Millennium Practice Management Associates, Inc. (“MPMA”), a subsidiary of MediGain, Inc., whose assets were purchased by MAC on October 3, 2016, after RPRWC terminated its billing services agreement with MPMA. After MAC’s purchase of MediGain’s assets, RPRWC demanded an arbitration proceeding against CareCloud and MAC before the American Arbitration Association for damages they alleged were caused by MPMA prior to the asset purchase.

On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied CareCloud’s and MAC’s request to enjoin the arbitration proceeding demanded by RPRWC.

CareCloud and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. The Chancery Court stayed the arbitration pending the appeal. On appeal, CareCloud and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of MPMA under such agreement, and any agreement to arbitrate disputes arising under such agreement did not apply to CareCloud or MAC as RPRWC terminated the agreement before the applicable asset purchase agreement took effect.

On April 23, 2019, the Appellate Division affirmed in part and reversed in part the Chancery Court’s order. The Appellate Division upheld the portion of the Chancery Court’s order requiring MAC to participate in the arbitration based on the Chancery Court’s finding that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division, however, reversed the Chancery Court’s order requiring CareCloud to participate in the arbitration on the grounds that insufficient facts had been provided by RPRWC from which the court could conclude CareCloud was required to participate in the arbitration and remanded the matter back to the trial court for further proceedings.

On February 6, 2020, the Chancery Court held that CareCloud cannot be compelled to participate in the arbitration. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPRWC and MAC. In its arbitration demand, RPRWC alleged that MPMA, a subsidiary of MediGain, LLC, breached the terms of the billing services agreement the parties had entered into and sought compensatory damages of $6.6 million and costs.

During the discovery phase of the arbitration, RPRWC served expert reports whereby RPRWC’s expert alleged that damages were estimated to be in the range of $9.8 million to $10.8 million. MAC served an expert report refuting the alleged damages.

In the event RPRWC files a summary action, MAC will continue to vigorously defend against RPRWC’s claim. It remains that since MAC is not a significant subsidiary of CareCloud pursuant to Rule 1-02(w) of Regulation S-X and CareCloud is not a party to this proceeding, we do not expect any outcome to have a material impact on the Company’s consolidated financial statements.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed since July 23, 2014 and is trading on the Nasdaq Global Market under the symbol “CCLD”.

Common Stockholders

As of December 31, 2022, there were approximately 7,000 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Sales of Unregistered Securities

There was no sale of unregistered equity securities during the year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2022.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2022, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	645,475	1,498,492
Equity compensation plan approved by security holders - preferred shares	80,462	133,769
Total	725,937	1,632,261

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2022 and 2021 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

The Company is a healthcare information technology company that provides technology-enabled business solutions and Software-as-a-Service offerings (“SaaS”), which are often bundled, but are occasionally provided individually, together with related business services to healthcare providers and hospitals throughout the United States. Our integrated SaaS platform includes technology-assisted revenue cycle management (“RCM”), practice management (“PM”), electronic health records (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are sometimes provided as individual offerings and often provided in combination with each other, including:

○	RCM services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform or through a third-party system;
○	EHRs, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors and potentially qualify for government incentives;
○	PM software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	PXM solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, including contactless digital check-in solutions, messaging and online appointment scheduling tools;

○	CareCloud Wellness, a digital health solution which includes chronic care management interactions with certified care managers, remote patient monitoring which feeds patient data directly to the EHR and highlights exceptions, and telehealth solutions which allow healthcare providers to conduct remote patient visits;
○	Business intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data;
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies;
○	Interoperability and data transformation software to support the complex realities of data exchange with healthcare trading partners, including labs, insurance companies, and other healthcare IT vendors;
○	Customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;
○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle with staffing shortages.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

Our offshore operations in Pakistan and Sri Lanka together accounted for approximately 14% and 11% of total expenses for the years ended December 31, 2022 and 2021, respectively. A significant portion of those expenses were personnel-related costs (approximately 79% and 80% of foreign costs for the years ended December 31, 2022 and 2021, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income:

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Net revenue	$138,826	$139,599

GAAP net income	5,432	2,836

Provision for income taxes	177	157
Net interest expense	364	440
Foreign exchange loss / other expense	712	241
Stock-based compensation expense	4,914	5,396
Depreciation and amortization	11,725	12,195
Transaction and integration costs	876	1,364
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005
Change in contingent consideration	(3,090)	(2,515)
Adjusted EBITDA	$22,248	$22,119

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income:

●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Net revenue	$138,826	$139,599

GAAP net income	5,432	2,836
Provision for income taxes	177	157
Net interest expense	364	440
Other expense - net	637	96
GAAP operating income	6,610	3,529
GAAP operating margin	4.8%	2.5%

Stock-based compensation expense	4,914	5,396
Amortization of purchased intangible assets	6,277	8,880
Transaction and integration costs	876	1,364
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005
Change in contingent consideration	(3,090)	(2,515)
Non-GAAP adjusted operating income	$16,725	$18,659
Non-GAAP adjusted operating margin	12.0%	13.4%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income:

●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination, impairment and unoccupied lease charges;
●	Change in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands)
GAAP net income	$5,432	$2,836

Foreign exchange loss / other expense	712	241
Stock-based compensation expense	4,914	5,396
Amortization of purchased intangible assets	6,277	8,880
Transaction and integration costs	876	1,364
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005
Change in contingent consideration	(3,090)	(2,515)
Income tax expense related to goodwill	75	290
Non-GAAP adjusted net income	$16,334	$18,497

	Year Ended December 31,
	2022	2021
GAAP net loss attributable to common shareholders, per share	$(0.67)	$(0.77)
Impact of preferred stock dividend	1.03	0.96
Net income per end-of-period share	0.36	0.19

Foreign exchange loss / other expense	0.05	0.02
Stock-based compensation expense	0.32	0.36
Amortization of purchased intangible assets	0.41	0.60
Transaction and integration costs	0.06	0.09
Net loss on lease termination, impairment and unoccupied lease charges	0.07	0.13
Change in contingent consideration	(0.20)	(0.17)
Income tax expense related to goodwill	0.00	0.02
Non-GAAP adjusted earnings per share	$1.07	$1.24

End-of-period common shares	15,229,405	14,916,842
In-the-money warrants and outstanding unvested RSUs	598,245	684,528
Total fully diluted shares	15,827,650	15,601,370
Non-GAAP adjusted diluted earnings per share	$1.03	$1.19

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of December 31, 2022 and 2021. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2022	2021	2020	2019	2018
	($ in thousands, except per share data)
Net revenue	$138,826	$139,599	$105,122	$64,439	$50,546
Operating expenses:
Direct operating costs	84,434	86,918	64,821	41,186	31,253
Selling and marketing	9,788	8,786	6,582	1,522	1,612
General and administrative	23,820	24,273	22,811	17,912	16,264
Research and development	4,401	4,408	9,311	871	1,029
Change in contingent consideration	(3,090)	(2,515)	(1,000)	(344)	73
Depreciation and amortization	11,725	12,195	9,905	3,006	2,854
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005	963	219	-
Total operating expenses	132,216	136,070	113,393	64,372	53,085

Operating income (loss)	6,610	3,529	(8,271)	67	(2,539)

Interest expense - net	(364)	(440)	(446)	(121)	(250)
Other (expense) income - net	(637)	(96)	7	(625)	494
Income (loss) before provision (benefit) for income taxes	5,609	2,993	(8,710)	(679)	(2,295)
Income tax provision (benefit)	177	157	103	193	(157)
Net income (loss)	$5,432	$2,836	$(8,813)	$(872)	$(2,138)
Preferred stock dividend	15,517	14,052	13,877	6,386	4,824
Net loss attributable to common shareholders	$(10,085)	$(11,216)	$(22,690)	$(7,258)	$(6,962)
Weighted average common shares outstanding basic and diluted	15,109,587	14,541,061	12,678,845	12,087,947	11,721,232
Net loss per common share: basic and diluted	$(0.67)	$(0.77)	$(1.79)	$(0.60)	$(0.59)

Consolidated Balance Sheet Data

	As of December 31,
	2022	2021	2020	2019	2018
	($ in thousands)
Cash	$12,299	$10,340	$20,925	$19,994	$14,472
Working capital - net (1)	12,255	5,997	15,795	19,823	17,916
Total assets	136,174	140,848	137,999	56,402	47,623
Long-term debt	13	20	41	83	222
Shareholders’ equity	101,689	97,931	101,245	42,837	38,870

(1)	Working capital-net is defined as current assets less current liabilities.

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

	Years Ended December 31,
	2022	2021	2020	2019	2018
	($ in thousands)
Adjusted EBITDA	$22,248	$22,119	$10,871	$8,101	$4,802

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	($ in thousands, except per share data)
Net revenue	$32,534	$33,723	$37,228	$35,341	$37,462	$38,304	$34,065	$29,768
Operating expenses:
Direct operating costs	19,568	20,406	21,787	22,673	24,200	24,124	20,534	18,060
Selling and marketing	2,474	2,504	2,426	2,384	2,317	2,375	2,204	1,890
General and administrative	5,341	6,500	6,394	5,585	6,459	5,921	6,269	5,624
Research and development	1,150	1,168	1,098	985	81	488	1,813	2,026
Change in contingent consideration	(200)	(1,660)	(630)	(600)	(2,515)	-	-	-
Depreciation and amortization	3,039	2,810	2,936	2,940	2,689	3,547	3,128	2,831
Net loss on lease termination, impairment and unoccupied lease charges	210	307	463	158	340	424	223	1,018
Total operating expenses	31,582	32,035	34,474	34,125	33,571	36,879	34,171	31,449

Operating income (loss)	952	1,688	2,754	1,216	3,891	1,425	(106)	(1,681)

Interest expense - net	(83)	(82)	(104)	(95)	(176)	(87)	(113)	(64)
Other (expense) income - net	(337)	(495)	112	83	(16)	(65)	205	(220)
Income (loss) before provision (benefit) for income taxes	532	1,111	2,762	1,204	3,699	1,273	(14)	(1,965)
Income tax provision (benefit)	33	55	25	64	177	(232)	213	(1)
Net income (loss)	$499	$1,056	$2,737	$1,140	$3,522	$1,505	$(227)	$(1,964)

Preferred stock dividend	3,855	3,849	3,776	4,037	3,644	3,642	3,638	3,128
Net loss attributable to common shareholders	$(3,356)	$(2,793)	$(1,039)	$(2,897)	$(122)	$(2,137)	$(3,865)	$(5,092)
Net loss per common share:
Basic and diluted	$(0.22)	$(0.18)	$(0.07)	$(0.19)	$(0.01)	$(0.15)	$(0.27)	$(0.36)

Adjusted EBITDA	$5,684	$4,817	$7,017	$4,730	$6,098	$6,674	$5,656	$3,691

Reconciliation of net income (loss) to adjusted EBITDA

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by year.

	Years Ended December 31,
	2022	2021	2020	2019	2018
	($ in thousands)
Net income (loss)	$5,432	$2,836	$(8,813)	$(872)	$(2,138)
Depreciation	1,952	1,927	1,354	909	689
Amortization	9,773	10,268	8,551	2,097	2,165
Foreign exchange loss (gain) / other expense	712	241	71	827	(435)
Interest expense - net	364	440	446	121	250
Income tax provision (benefit)	177	157	103	193	(157)
Stock-based compensation expense	4,914	5,396	6,502	3,216	2,464
Transaction and integration costs	876	1,364	2,694	1,735	1,891
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005	963	219	-
Change in contingent consideration	(3,090)	(2,515)	(1,000)	(344)	73
Adjusted EBITDA	$22,248	$22,119	$10,871	$8,101	$4,802

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by quarter.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	($ in thousands)
Net income (loss)	$499	$1,056	$2,737	$1,140	$3,522	$1,505	$(227)	$(1,964)
Depreciation	547	474	482	449	446	488	533	460
Amortization	2,492	2,336	2,454	2,491	2,243	3,059	2,595	2,371
Foreign exchange loss (gain) / other expense	353	523	(108)	(56)	73	70	(146)	244
Net interest expense	83	82	104	95	176	87	113	64
Income tax provision (benefit)	33	55	25	64	177	(232)	213	(1)
Stock-based compensation expense	1,515	1,328	1,184	887	1,390	1,004	1,735	1,267
Transaction and integration costs	152	316	306	102	246	269	617	232
Net loss on lease termination, impairment and unoccupied lease charges	210	307	463	158	340	424	223	1,018
Change in contingent consideration	(200)	(1,660)	(630)	(600)	(2,515)	-	-	-
Adjusted EBITDA	$5,684	$4,817	$7,017	$4,730	$6,098	$6,674	$5,656	$3,691

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

Providers and Practices Served: As of December 31, 2022 and December 31, 2021, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 practices. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2022 and 2021 were 98% and 91% of the practices, respectively. These renewal percentages are not indicative of the loss of revenue due to non-renewal.

Sources of Revenue

Revenue: We primarily derive our on-going revenues from technology-enabled business solutions, reported in our Healthcare IT segment, which typically includes revenue cycle management and is billed as a percentage of payments collected by our customers. This fee includes the ability to use our EHR, practice management systems and other software as part of the bundled fee. These solutions accounted for approximately 63% and 76% of our revenues during the years ended December 31, 2022 and 2021, respectively. This includes customers utilizing our proprietary product suites, as well as customers from acquisitions of RCM companies which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. It also includes Software-as-a-Service (“SaaS”) fees, for clients not utilizing revenue cycle management services. When clients utilize our revenue cycle management services, basic SaaS services are included at no additional charge. Revenue is also generated from coding, credentialing, indexing, transcription and other ancillary services.

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

We earned approximately 1% of our revenue from group purchasing services during both the years ended December 31, 2022 and 2021. We earned approximately 10% and 8% of our revenue from medical practice management services during the years ended December 31, 2022 and 2021, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, costs to operate the three managed practices, including facility lease costs, supplies, insurance and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Operations in our Offshore Offices together accounted for approximately 11% and 13% of direct operating costs for the years ended December 31, 2022 and 2021, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses, which includes onshore and offshore personnel.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, facility lease costs and insurance, software license fees and outside professional fees. Our Offshore Offices accounted for approximately 23% and 18% of general and administrative expenses for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company reported GAAP earnings in 2022, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2022 and December 31, 2021. Effective January 1, 2018, there is a global intangible low-taxed income (“GILTI”) tax. Companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company elected to record the GILTI provisions as they are incurred each period.

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

Technology-enabled business solutions:

Our technology-enabled business solutions include our revenue cycle management and SaaS services. Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered, assisted by our proprietary technology. CareCloud typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include use of practice management software and related tools (on a software-as-a-service (“SaaS”) basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

For the majority of our contracts which include revenue cycle management services, the total transaction price is variable because our obligation is to process an unknown quantity of claims, as and when requested by our customers over the contract period. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with variable consideration is subsequently resolved. Estimates to determine variable consideration such as payment to charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date. Revenue is recognized over the performance period using the input method.

Professional services:

Revenues from professional services are recorded as the services are provided as the performance obligations are satisfied over time. Revenue is recorded based on the number of hours incurred and the agreed-upon hourly rate. Invoicing is primarily performed as of the end of each month.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Medical Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow and market approach methodology. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2022 or 2021.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year Ended December 31,
	2022	2021
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	60.8%	62.3%
Selling and marketing	7.0%	6.3%
General and administrative	17.2%	17.4%
Research and development	3.2%	3.2%
Change in contingent consideration	(2.2)%	(1.8)%
Depreciation and amortization	8.4%	8.7%
Net loss on lease termination, impairment and unoccupied lease charges	0.8%	1.4%
Total operating expenses	95.2%	97.5%

Operating income	4.8%	2.5%

Interest expense - net	0.3%	0.3%
Other expense - net	(0.5)%	(0.1)%
Income before provision for income taxes	4.0%	2.1%
Income tax provision	0.1%	0.1%
Net income	3.9%	2.0%

Comparison of 2022 and 2021

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Net revenue	$138,826	$139,599	$(773)	(1)%

Net revenue. Net revenue of $138.8 million for the year ended December 31, 2022 decreased by $773,000 or 1% from revenue of $139.6 million for the year ended December 31, 2021. Total revenue for the year ended December 31, 2022 included approximately $29.7 million as a result of the medSR acquisition compared to $15.9 million in 2021. Revenue was negatively impacted by two large accounts from a 2020 acquisition that were winding down at the time of the acquisition. Revenue from these two customers for the years ended December 31, 2022 and 2021 was $12.1 million and $21.5 million, respectively, and is expected to be between $1 million and $2 million for the year 2023.

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Direct operating costs	$84,434	$86,918	$(2,484)	(3)%
Selling and marketing	9,788	8,786	1,002	11%
General and administrative	23,820	24,273	(453)	(2)%
Research and development	4,401	4,408	(7)	0%
Change in contingent consideration	(3,090)	(2,515)	(575)	(23)%
Depreciation	1,952	1,927	25	1%
Amortization	9,773	10,268	(495)	(5)%
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005	(867)	(43)%
Total operating expenses	$132,216	$136,070	$(3,854)	(3)%

Direct Operating Costs. Direct operating costs of $84.4 million for the year ended December 31, 2022 decreased by $2.5 million or 3% from direct operating costs of $86.9 million for the year ended December 31, 2021. Salary costs decreased by $4.7 million due to the decrease in the Pakistan exchange rate, a decrease in the U.S. headcount and the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense. Outsourcing and other customer processing costs increased by $1.9 million and an increase in the cost of vaccines by $514,000.

Selling and Marketing Expense. Selling and marketing expense of $9.8 million for the year ended December 31, 2022 increased by $1.0 million or 11% from selling and marketing expense of $8.8 million for the year ended December 31, 2021. The increase was primarily related to additional emphasis on sales and marketing activities.

General and Administrative Expense. General and administrative expense of $23.8 million for the year ended December 31, 2022 decreased by $453,000 or 2% from general and administrative expense of $24.3 million for the year ended December 31, 2021. Salary costs decreased by $1.1 million due to the decrease in the Pakistan exchange rate which was offset by the Company’s contributions to community based projects and to a new academic institution in the Bagh area, a community where the Company has a large employee base.

Research and Development Expense. Research and development expense of $4.4 million remained consistent for the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, the Company capitalized approximately $9.2 million and $7.6 million of development costs in connection with its internal-use software, respectively.

Change in Contingent Consideration. The change of $3.1 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively, relates to changes in the fair value of the contingent consideration.

Depreciation. Depreciation of $2.0 million for the year ended December 31, 2022 increased by $25,000 or 1% from depreciation of $1.9 million for the year ended December 31, 2021, primarily as a result of additional property and equipment purchases and the property and equipment obtained from the medSR acquisition.

Amortization Expense. Amortization expense of $9.8 million for the year ended December 31, 2022 decreased by $495,000 or 5% from amortization expense of $10.3 million for the year ended December 31, 2021. The decrease in amortization expense was due to intangibles which were previously capitalized becoming fully amortized.

Net Loss on Lease Termination, Impairment and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Impairment charges represent charges recorded for a leased facility no longer being used by the Company and a non-cancellable vendor contract where the services are no longer being used. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022. The change was primarily due to $842,000 of impairments being recorded in 2021, whereas in 2022, there were no impairments.

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Interest income	$41	$15	$26	173%
Interest expense	(405)	(455)	50	11%
Other expense - net	(637)	(96)	(541)	(564)%
Income tax provision	177	157	(20)	(13)%

Interest Income. Interest income of $41,000 for the year ended December 31, 2022 increased by $26,000 or 173% from interest income of $15,000 for the year ended December 31, 2021. Interest income primarily represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $405,000 for the year ended December 31, 2022 decreased by $50,000 or 11% from interest expense of $455,000 for the year ended December 31, 2021. Interest expense includes the amortization of deferred financing costs which was approximately $124,000 and $200,000 during the years ended December 31, 2022 and 2021, respectively.

Other Expense - net. Other expense - net was $637,000 for the year ended December 31, 2022 compared to other expense - net of $96,000 for the year ended December 31, 2021. Other expense primarily represents foreign currency transaction gains and losses. There were foreign exchange losses of $610,000 and gains of $16,000 for the years ended December 31, 2022 and 2021, respectively. These transaction gains and losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts receivable/payable between the entities. Whenever the exchange rate varies, the gains and losses are recorded in the consolidated statements of operations.

Income Tax Provision. There was a $177,000 provision for income taxes for the year ended December 31, 2022, compared to the provision for income taxes of $157,000 for the year ended December 31, 2021.

The current income tax expense for the year ended December 31, 2022 was approximately $101,000 compared to an income tax benefit of $132,000 for the year ended December 31, 2021. In 2021, there was a net operating loss carryback of $285,000 recorded as a result of pre-acquisition losses of Meridian. The provision for 2022 and the balance for 2021 primarily relates to state and foreign income taxes. The pre-tax income was $5.6 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. The Company has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2022 and 2021.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, goodwill from asset acquisitions is tax deductible and amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is expected to continue to be recorded over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2022 and 2021 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the related business is sold.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. While the Company had GAAP earnings in 2022 and plans to be profitable in the future and begin utilizing these deferred tax assets, the Company currently lacks sufficient evidence to allow it to release the valuation allowance in 2022 and 2021. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period of release.

As of December 31, 2022, the Company has a total federal NOL carry forward of approximately $273 million of which approximately $199 million will expire between 2034 and 2037, and the balance of approximately $74 million has an indefinite life. Out of the total federal NOL carry forward, approximately $238 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $211 million, of which $86 million relates to the State of New Jersey. These NOLs expire between 2034 and 2041.

Liquidity and Capital Resources

During the year ended December 31, 2022, there was positive cash flow from operations of $21.2 million and at year-end, the Company had $12.3 million in cash and positive working capital of $12.3 million. During the year ended December 31, 2021, there was positive cash flow from operations of $13.3 million and at year-end, the Company had $10.3 million in cash and restricted cash and positive working capital of $6.0 million. The Company has a revolving line of credit with SVB, and as of December 31, 2022, there was $8 million outstanding. This was repaid in early January 2023. During the year ended December 31, 2022, the Company sold 1,324,858 shares of Series B Preferred Stock and raised $30.9 million in net proceeds after fees and expenses. During the year ended December 31, 2021, the Company sold 346,389 shares of common stock and raised $2.7 million in net proceeds after fees and expenses. The exercise of 858,000 warrants resulted in net proceeds of $6.4 million.

The following table summarizes our cash flows for the years presented.

	Year Ended December 31,		Change
	2022	2021	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$21,151	$13,334	$7,817	59%
Net cash used in investing activities	(11,767)	(23,146)	11,379	49%
Net cash used in financing activities	(7,650)	(519)	(7,131)	(1,374)%
Effect of exchange rate changes on cash	225	(254)	479	189%
Net increase (decrease) in cash and restricted cash	$1,959	$(10,585)	$12,544	119%

The income before income taxes was $5.6 million for the year ended December 31, 2022, of which $11.7 million was non-cash depreciation and amortization. The income before income taxes for the year ended December 31, 2021 was $3.0 million, of which $12.2 million was non-cash depreciation and amortization.

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

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. Additionally, we have not been significantly impacted by the increase in worldwide interest rates as most of our financing has been through preferred stock, which carries a fixed interest rate, and we have not maintained significant balances outstanding on our line of credit.

The Company did not have any significant employee terminations or furloughs as a result of COVID-19. Patient volumes are at or near normal levels.

Operating Activities

Cash provided by operating activities was $21.2 million and $13.3 million during the years ended December 31, 2022 and 2021, respectively. The increase in the net income of $2.6 million included the following changes in non-cash items: decrease in depreciation and amortization of $358,000, a decrease in stock-based compensation of $482,000, and an increase in the change in contingent consideration of $575,000. Revenue decreased by $773,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021, and operating expenses decreased by $3.9 million for the same period primarily due to a decrease in salary costs.

Accounts receivable decreased by $1.5 million and increased by $620,000 for the years ended December 31, 2022 and 2021, respectively. This excludes the acquired accounts receivable as part of the medSR acquisition. Accounts payable, accrued compensation and accrued expenses increased by $6.6 million during the year ended December 31, 2022, compared with an increase of $10.4 million for the year ended December 31, 2021. While the cash used to pay pre-acquisition accounts payable, accrued compensation and accrued expenses was anticipated at the time of the medSR acquisition in 2021, and was considered as part of the purchase price of this transaction, it is shown as cash used by operations to conform with GAAP.

Investing Activities

Cash used in investing activities during the year ended December 31, 2022 was $11.8 million, a decrease of $11.4 million compared to $23.1 million during the year ended December 31, 2021. The change is due to the Company acquiring medSR for a cash consideration of $12.6 million during 2021. Capitalized software was $9.2 million and $7.6 million during the years ended December 31, 2022 and 2021, respectively.

Financing Activities

Cash used by financing activities during the year ended December 31, 2022 was $7.7 million, compared to $519,000 of cash used for the year ended December 31, 2021. Cash provided by financing activities during 2022 includes $30.9 million of net proceeds from issuing 1,324,858 shares of Series B Preferred Stock of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock, offset by $1.0 million of repayments for debt obligations, and $15.3 million of preferred stock dividends. Cash provided by financing activities during 2021 includes $6.4 million of net proceeds from issuing 858,000 shares from the exercise of common stock warrants and $2.7 million of net proceeds after fees and expenses from issuing 346,389 shares of common stock via an “at-the-market” offering, offset by $1.0 million of repayments for debt obligations, and $14.4 million of preferred stock dividends. There was also $1.2 million of payments to settle the tax withholding obligations in 2022 compared to $2.1 million in 2021. The net proceeds from the line of credit were $8.0 million during the year ended December 31, 2021. There were no net proceeds from the line of credit during the year ended December 31, 2022.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2022.

Off-Balance Sheet Arrangements

As of December 31, 2022, and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2022, talkMD had not yet commenced operations. The Company has made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. Cumulatively, the Company has paid approximately $4,000 on behalf of talkMD for income taxes. We do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Our management has performed its assessment according to the guidelines established by COSO. Our management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Management has performed analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

Because of its inherent limitations, our internal controls over financial reporting provide reasonable, not absolute, assurance that the financial statements and notes thereto are free of material error. In addition, no internal control structure can provide absolute assurance that all instances of fraud have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

During the period January 1, 2022 through December 31, 2022, we implemented and tested changes to our internal control over financial reporting related to our remediation efforts described below. During the fourth quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

During the year ended December 31, 2021, we concluded that we had a material weakness in internal control over financial reporting, specifically related to the completeness and accuracy of key inputs related to non-routine transactions as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. To address the material weakness, during the year ended December 31, 2022, we designed and implemented enhancements to our processes and controls to verify the completeness and accuracy of key inputs related to non-routine transactions by requiring more detailed reviews by experienced staff and increased communication among our personnel and third party professionals with whom we consult regarding such transactions. Based on the cumulative changes implemented, as well as management’s evaluation of the design and operating effectiveness of the new controls, management has concluded that the material weakness, related to the completeness and accuracy of key inputs related to non-routine transactions has been remediated as of December 31, 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2023 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2022 (“2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2022 and 2021
(ii)	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

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

3.8	Certificate of Correction to Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.9	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.10	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.11	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.12	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.13	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.14	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.15	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.16	Seventh Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.17	Certificate of Correction to Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.18	Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.4 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.19	Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.20	Certificate of Correction to First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.21	First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.5 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.22	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015, and incorporated herein by reference).

4.3	Form of stock certificate of the 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-A on January 31, 2022 and incorporated herein by reference).

4.4	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.5 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.7	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.6 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Stock issued by the Company on June 16, 2020 with respect to the Meridian transaction (filed as Exhibit 4.7 to the Company’s Form S-1 filed on August 20, 2020, and incorporated herein by reference).

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4*	Second Amendment to MTBC, Inc. Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6 *	Third Amendment to Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022, and incorporated herein by reference).

10.7 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.8	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of March 23, 2021 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2021, and incorporated herein by reference).

10.11 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.12	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.13	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.14	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.15	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank (filed as Exhibit 10.16 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

10.16	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.17	Joinder and Fifth Loan Modification Agreement dated September 21, 2021, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 22, 2021 and incorporated herein by reference).

10.18	Underwriting Agreement dated January 28, 2022 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on January 31, 2022, and incorporated herein by reference).

10.19	Sixth Loan Modification Agreement dated January 27, 2022, by and between the Company and SVB (filed as Exhibit 10.19 to the Company’s Form 10-Q filed on May 9, 2022 and incorporated herein by reference).

10.20	At Market Issuance Sales Agreement dated February 14, 2022 by and between CareCloud, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.21	Seventh Loan Modification Agreement dated February 17, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 21, 2023 and incorporated herein by reference).

10.22	Consulting Agreement dated June 3, 2022 by and between the Company and Hill City Advisors, LLC.

10.23	Amendment to Consulting Agreement dated February 16, 2023 by and between the Company and Hill City Advisors, LLC.

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date:	March 2, 2023

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date:	March 2, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 2, 2023
Mahmud Haq	Executive Chairman and Director

/s/ A. Hadi Chaudhry		March 2, 2023
A. Hadi Chaudhry	Principal Executive Officer, President and Director

/s/ Bill Korn		March 2, 2023
Bill Korn	Principal Financial Officer

/s/ Norman Roth		March 2, 2023
Norman Roth	Principal Accounting Officer

/s/ Anne Busquet		March 2, 2023
Anne Busquet	Director

/s/ John N. Daly		March 2, 2023
John N. Daly	Director

/s/ Cameron Munter		March 2, 2023
Cameron Munter	Director

/s/ Lawrence Sharnak		March 2, 2023
Lawrence Sharnak	Director

/s/ Stephen Snyder		March 2, 2023
Stephen Snyder	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CareCloud, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CareCloud, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment Assessment- Healthcare IT Reporting Unit

As described further in Notes 2 and 4 of the consolidated financial statements, the Company performed a goodwill impairment assessment as of October 31, 2022, the date of its annual impairment test, on one of its reporting units, Healthcare IT (HIT). We identified the Company’s goodwill impairment assessment over the HIT reporting unit as a critical audit matter.

The principal considerations for our determination that goodwill impairment assessment is a critical audit matter are the significant management estimates and judgements related to forecasts of expected future cash flows required to estimate the HIT reporting unit’s fair value. Management’s significant estimates and judgements include the determination of the discount rate, revenue growth rates, operating margins, and long-term growth rate. Auditing these estimates requires a high degree of auditor judgement, including the use of professionals with specialized skills and knowledge.

Our audit procedures related to the goodwill impairment assessment included the following, among others:

●	We assessed the design and implementation of management controls around the determination of inputs used in the quantitative impairment test.
●	We assessed management’s ability to forecast by comparing historical projections to actual results and comparing current forecasted projections to historical trends, industry data, and underlying business strategies.
●	We evaluated managements revenue growth rates, operating margins, and cash flows for consistency with relevant historical data, recent changes in the business, and external industry data and forecasts.
●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies, inputs, and assumptions utilized by management, including the long-term growth rate and discount rate.
●	We performed sensitivity analyses on the long-term growth rate and discount rate used to evaluate the impact that changes in these assumptions have on management’s conclusion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Iselin, New Jersey
March 2, 2023

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$12,299	$9,340
Restricted cash	-	1,000
Accounts receivable - net	14,773	17,006
Contract asset	4,399	4,725
Inventory	381	503
Current assets - related party	16	13
Prepaid expenses and other current assets	2,785	2,972
Total current assets	34,653	35,559
Property and equipment - net	5,056	5,404
Operating lease right-of-use assets	4,921	6,940
Intangible assets - net	29,520	30,778
Goodwill	61,186	61,186
Other assets	838	981
TOTAL ASSETS	$136,174	$140,848
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,681	$5,948
Accrued compensation	4,248	4,251
Accrued expenses	4,432	5,091
Operating lease liability (current portion)	2,273	3,963
Deferred revenue (current portion)	1,386	1,085
Deferred payroll taxes	-	934
Notes payable (current portion)	319	344
Contingent consideration (current portion)	-	3,090
Dividend payable	4,059	3,856
Consideration payable	-	1,000
Total current liabilities	22,398	29,562
Notes payable	13	20
Borrowings under line of credit	8,000	8,000
Operating lease liability	3,207	4,545
Deferred revenue	342	341
Deferred tax liability	525	449
Total liabilities	34,485	42,917
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 and 5,299,227 shares at December 31, 2022 and December 31, 2021, respectively. Series B, issued and outstanding 1,344,128 shares at December 31, 2022	6	5
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 15,970,204 and 15,657,641 shares at December 31, 2022 and December 31, 2021, respectively. Outstanding 15,229,405 and 14,916,842 shares at December 31, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	130,987	131,379
Accumulated deficit	(25,621)	(31,053)
Accumulated other comprehensive loss	(3,037)	(1,754)
Less: 740,799 common shares held in treasury, at cost at December 31, 2022 and December 31, 2021	(662)	(662)
Total shareholders’ equity	101,689	97,931
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$136,174	$140,848

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

($ in thousands, except share and per share amounts)

	December 31,
	2022	2021
NET REVENUE	$138,826	$139,599
OPERATING EXPENSES:
Direct operating costs	84,434	86,918
Selling and marketing	9,788	8,786
General and administrative	23,820	24,273
Research and development	4,401	4,408
Change in contingent consideration	(3,090)	(2,515)
Depreciation and amortization	11,725	12,195
Net loss on lease termination, impairment and unoccupied lease charges	1,138	2,005
Total operating expenses	132,216	136,070
OPERATING INCOME	6,610	3,529
OTHER:
Interest income	41	15
Interest expense	(405)	(455)
Other expense - net	(637)	(96)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,609	2,993
Income tax provision	177	157
NET INCOME	$5,432	$2,836

Preferred stock dividend	15,517	14,052
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,085)	$(11,216)

Net loss per common share: basic and diluted	$(0.67)	$(0.77)
Weighted-average common shares used to compute basic and diluted loss per share	15,109,587	14,541,061

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

($ in thousands)

	December 31,
	2022	2021
NET INCOME	$5,432	$2,836
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(1,283)	(750)
COMPREHENSIVE INCOME	$4,149	$2,086

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2022	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	-	-	-	-	-	-	-	5,432	-	-	5,432
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,283)	-	(1,283)
Issuance of stock under the equity incentive plan	27,004	-	19,270	-	303,491	-	-	-	-	-	-
Redemption of Series A Preferred Stock	(800,000)	-	-	-	-	-	(20,005)	-	-	-	(20,005)
Exercise of common stock warrants	-	-	-	-	9,072	-	-	-	-	-	-
Issuance of Series B Preferred Stock	-	-	1,324,858	1	-	-	30,900	-	-	-	30,901
Stock issuance costs	-	-	-	-	-	-	(32)	-	-	-	(32)
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	4,262	-	-	-	4,262
Preferred stock dividends	-	-	-	-	-	-	(15,517)	-	-	-	(15,517)
Balance - December 31, 2022	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689

Balance - January 1, 2021	5,475,279	$5	-	$-	14,121,044	$14	$136,781	$(33,889)	$(1,004)	$(662)	$101,245
Net income	-	-	-	-	-	-	-	2,836	-	-	2,836
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(750)	-	(750)
Issuance of stock under the equity incentive plan	39,770	-	-	-	332,208	-	-	-	-	-	-
Cancellation of shares held in escrow	(215,822)	-	-	-	-	-	-	-	-	-	-
Settlement of contingent liability	-	-	-	-	-	-	(4,000)	-	-	-	(4,000)
Sale of common stock	-	-	-	-	346,389	1	2,730	-	-	-	2,731
Exercise of common stock warrants	-	-	-	-	858,000	1	6,434	-	-	-	6,435
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	3,486	-	-	-	3,486
Preferred stock dividends	-	-	-	-	-	-	(14,052)	-	-	-	(14,052)
Balance - December 31, 2021	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931

For all years presented, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

($ in thousands)

	2022	2021
OPERATING ACTIVITIES:
Net income	$5,432	$2,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,318	12,676
Lease amortization	3,286	3,574
Deferred revenue	302	(72)
Provision for doubtful accounts	740	890
Provision for deferred income taxes	76	289
Foreign exchange loss (gain)	610	(16)
Interest accretion	596	857
Loss on sale of assets	-	172
Stock-based compensation expense	4,914	5,396
Change in contingent consideration	(3,090)	(2,515)
Adjustment of goodwill	-	36
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,493	(620)
Contract asset	326	(620)
Inventory	122	(104)
Other assets	619	921
Accounts payable and other liabilities	(6,593)	(10,366)
Net cash provided by operating activities	21,151	13,334
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,588)	(2,928)
Capitalized software	(9,179)	(7,636)
Cash paid for acquisition (net)	-	(12,582)
Net cash used in investing activities	(11,767)	(23,146)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(15,314)	(14,437)
Settlement of contingent obligation	(1,000)	-
Settlement of tax withholding obligations on stock issued to employees	(1,197)	(2,123)
Repayments of notes payable	(1,003)	(1,045)
Financing and stock issuance costs	(32)	(80)
Proceeds from exercise of warrants	-	6,435
Proceeds from issuance of Series B Preferred Stock, net of expenses	30,901	-
Proceeds from issuance of common stock, net of expenses	-	2,731
Redemption of Series A Preferred Stock	(20,005)	-
Proceeds from line of credit	25,500	26,000
Repayment of line of credit	(25,500)	(18,000)
Net cash used in financing activities	(7,650)	(519)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	225	(254)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	1,959	(10,585)
CASH AND RESTRICTED CASH - Beginning of the year	10,340	20,925
CASH AND RESTRICTED CASH - End of the year	$12,299	$10,340
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock cancelled in connection with an acquisition	$-	$(4,000)
Contingent consideration at fair value at acquisition date	$-	$5,605
Dividends declared, not paid	$4,059	$3,856
Purchase of prepaid insurance with assumption of note	$695	$967
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$153	$282
Interest	$162	$103

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

1. ORGANIZATION AND BUSINESS

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud,” the “Company,” “we,” “us” and/or “our”) is a healthcare information technology company that provides a full suite of proprietary cloud-based solutions, related business services, to healthcare providers and hospitals throughout the United States. The Company’s integrated services are designed to help customers increase revenues, streamline workflows and make better business and clinical decisions, while reducing administrative burdens and operating costs. Our Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health records (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems. CareCloud has its corporate offices in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (“MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.1% of the shares of MTBC Pvt. Ltd. is equally owned by the founder and Executive Chairman of CareCloud and a local employee who is also a director of this entity. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC has a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the medical practice management business acquired from Orion Healthcorp.

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

During March 2021, the Company formed a new wholly-owned subsidiary, CareCloud Acquisition, Corp. (“CAC”). In June 2021, CAC purchased certain assets and assumed certain liabilities of MedMatica Consulting Associates Inc., (“MedMatica”) and purchased the stock of Santa Rosa Staffing, Inc. (“SRS”). The assets and liabilities of MedMatica were merged into SRS and the company was renamed medSR, Inc. (“medSR”). See Note 3.

Effective April 1, 2022, the Company formed MTBC Bagh Private Limited (“MTBC Bagh Pvt. Ltd.”), a 99.8% majority-owned subsidiary of CareCloud based in Azad Jammu and Kashmir, a region administered by Pakistan. The remaining 0.2% of the shares of MTBC Bagh Pvt. Ltd. is equally owned by the founder and Executive Chairman of CareCloud and the same director/employee as noted above.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results and financial condition of CareCloud, its wholly-owned subsidiaries, MAC, CPM, its majority-owned subsidiary MTBC Pvt. Ltd, majority-owned subsidiary MTBC Bagh Pvt. Ltd, CCH (since January 2020), Meridian Medical Management (since June 2020), medSR (since June 2021) and the subsidiary in Sri Lanka. The non-controlling interests of MTBC Pvt. Ltd. and MTBC Bagh Pvt. Ltd. are inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising two operating segments, Healthcare IT and Medical Practice Management. The chief operating decision maker (“CODM”) monitors and reviews financial information at these segment levels for assessing operating results and the allocation of resources.

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

Revenue Recognition — We derive revenue from five primary sources: (1) technology-enabled business solutions including revenue cycle management, (2) professional services, (3) printing and mailing services, (4) group purchasing services and (5) medical practice management services. All of our revenue arrangements are based on contracts with customers. Most of our contracts with customers contain single performance obligations, although certain contracts do contain multiple performance obligations where we perform more than one service for the same customer. We account for individual performance obligations separately if they are distinct within the context of the contract. For contracts where we provide multiple services such as where we perform multiple ancillary services, each service represents its own performance obligation. Selling or transaction prices are based on the contractual prices for each service at its stand-alone selling price.

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $4.5 million and $3.9 million of advertising costs for the years ended December 31, 2022 and 2021, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets in the accompanying consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2022 and 2021, the Company capitalized approximately $9.2 million and $7.6 million, respectively, primarily consisting of salaries and payroll-related costs of employees and consultants who devoted time to the development of internal-use software projects.

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

The movement in the allowance for doubtful accounts for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Beginning balance	$537	$522
Provision	740	890
Recoveries/adjustments	313	69
Write-offs	(767)	(944)
Ending balance	$823	$537

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

Intangible Assets — Intangible assets include customer relationships, covenants not-to-compete acquired in connection with acquisitions, software purchase and development costs and trademarks acquired. Amortization for intangible assets related to revenue cycle management is recorded primarily using the double declining balance method over three to four years. Amortization for intangible assets related to the group purchasing organization and medical practice management is recorded on a straight line basis over four and twelve years, respectively.

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset.

There was no impairment of internal-use software costs, intangible assets or property and equipment during the years ended December 31, 2022 and 2021, other than the impairment recorded on right-of-use (“ROU”) assets of approximately $68,000 for the year ended December 31, 2021. In addition, during the year ended December 31, 2021, the Company recorded approximately $774,000 of impairment charges on a vendor contract.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The goodwill impairment test for the Healthcare IT segment is performed using the discounted cash flow approach. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. No impairment charges were recorded during the years ended December 31, 2022 or 2021.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2022 and 2021.

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

Acquisition costs are expensed as incurred. During the year ended December 31, 2021, the Company incurred approximately $316,000 of professional fees related to the medSR acquisition discussed in Note 3, which are included in general and administrative expenses in the consolidated statements of operations.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2022 and 2021, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2022 and 2021, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors has declared monthly dividends on the Series A and Series B Preferred Stock through February 2023. Preferred Stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank (“SVB”).

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other expense – net in the consolidated statements of operations and amounted to losses of approximately $610,000 and gains of $16,000 for the years ended December 31, 2022 and 2021, respectively.

Net Loss on Lease Termination, Impairment and Unoccupied Lease Charges — Net loss on lease termination represents the write-off of leasehold improvements as the result of early lease terminations. Impairment charges represent charges recorded for leased facilities no longer being used by the Company. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacated and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company determined that this update will not have a material impact on the consolidated financial statements upon adoption on January 1, 2023.

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

In 2020, the FASB issued ASU 2020-04 to simplify the accounting for contract modifications made to replace LIBOR or other reference rates that are expected to be discontinued because of reference rate reform. The guidance provides optional expedients and exceptions for applying U.S. GAAP to these contract modifications if certain criteria are met. The optional expedients and exceptions can be applied to contract modifications made until December 31, 2022. There was no impact on the consolidated financial statements as a result of this standard.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments are effective for public business entities for fiscal years beginning after December 15, 2022. The Company determined that this update will not have a significant impact on the consolidated financial statements.

3. ACQUISITION

2021 Acquisition

On June 1, 2021, CAC entered into an Asset and Stock Purchase Agreement (“Purchase Agreement”) with MedMatica and its sole shareholder. Pursuant to the Purchase Agreement, CAC acquired (i) all of the issued and outstanding capital stock of SRS, a Delaware corporation, and (ii) all of the MedMatica assets that were used in MedMatica’s and SRS’ business. Certain MedMatica liabilities were also assumed under the Purchase Agreement. The total cash consideration was $10 million plus a working capital adjustment of approximately $3.8 million. The Purchase Agreement also provided that if during the 18-month period commencing on June 1, 2021 (the “Earn-Out Period”), certain EBITDA and revenue targets with respect to the assets and capital stock purchased under the Purchase Agreement were achieved, then CAC would pay MedMatica an earn-out up to a maximum of $8 million. Further, if during the Earn-Out Period, certain additional and increased EBITDA and revenue targets with respect to the assets and capital stock purchased under the Purchase Agreement were achieved, then CAC would pay MedMatica an additional earn-out, up to a maximum of $5 million. At the end of the Earn-Out period, it was determined that no amounts were due to the seller.

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

The acquired accounts receivable was recorded at fair value, which represents amounts that have subsequently been paid or were expected to be paid by clients. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to have an expanded local presence in additional markets and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The purchase agreement provides that if revenue and EBITDA over the next 18 months exceeds certain specified amounts, there will be an earn-out payment to the seller equal to such excess, up to $13 million. It was estimated that the probable payment was approximately $5.6 million as of the acquisition date and this amount was recorded as part of the purchase price allocation as contingent consideration. At December 31, 2021, the Company determined that the fair value of the contingent consideration was approximately $3.1 million, based in part on the actual operating results since the acquisition. At the end of the 18-month period, it was determined that no earn-out payment was due to the seller and accordingly, there was no contingent consideration recorded as of December 31, 2022. The difference in the contingent consideration between December 31, 2022 and December 31, 2021 has been recorded as a change in contingent consideration in the consolidated statements of operations.

As part of the acquisition, $1.5 million of the purchase price was held in escrow, which represented $500,000 to be paid upon the achievement of agreed-upon revenue and backlog milestones, and the balance to be held for up to 18 months to satisfy certain indemnification obligations. During the third quarter of 2021, the initial portion of the escrow was settled whereby $250,000 was paid to the seller and $250,000 was offset against the working capital adjustment. An additional $71,000 that was held in escrow was also paid. Approximately $12.3 million in cash was paid at closing. The balance of $1.0 million escrow is included in consideration payable and restricted cash in the consolidated balance sheet at December 31, 2021. During the quarter ended December 31, 2022, $1.0 million was paid to the seller settling the remaining portion of the escrow.

The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned as a result of the medSR acquisition was approximately $29.7 million and $15.9 million for the years ended December 31, 2022 and 2021, respectively.

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

Year Ended December 31, 2021
($ in thousands, except per share amounts)
Total revenue	$157,390
Net income	$3,753
Net loss attributable to common shareholders	$(10,299)
Net loss per common share	$(0.71)

4. GOODWILL AND INTANGIBLE ASSETS – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Beginning gross balance	$61,186	$49,291
Acquisition, net of adjustments	-	11,895
Ending gross balance	$61,186	$61,186

At December 31, 2022, and 2021, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

Below is a summary of intangible asset activity for the years ended December 31, 2022 and 2021:

	Customer	Capitalized	Other Intangible
	Relationships	Software	Assets	Total
	($ in thousands)
COST
Balance, January 1, 2022	$47,597	$13,196	$9,632	$70,425
Additions	-	9,160	19	9,179
Translation loss	-	(809)	-	(809)
Balance, December 31, 2022	$47,597	$21,547	$9,651	$78,795
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2022	$33,851	$1,591	$4,205	$39,647
Amortization expense	5,672	3,341	615	9,628
Balance, December 31, 2022	39,523	4,932	4,820	49,275
Net book value	$8,074	$16,615	$4,831	$29,520

COST
Balance, January 1, 2021	$44,497	$5,760	$9,142	$59,399
Additions	-	7,636	-	7,636
Translation loss	-	(200)	-	(200)
Allocation from 2021 acquisition	3,100	-	490	3,590
Balance, December 31, 2021	$47,597	$13,196	$9,632	$70,425
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2021	$26,008	$245	$3,168	$29,421
Amortization expense	7,843	1,346	1,037	10,226
Balance, December 31, 2021	33,851	1,591	4,205	39,647
Net book value	$13,746	$11,605	$5,427	$30,778

The amount for capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent non-compete agreements, purchased and acquired software and trademarks. Amortization expense was approximately $9.8 million and $10.3 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average amortization period is three years.

As of December 31, 2022, future amortization expense scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2023	$13,632
2024	8,873
2025	5,665
2026	300
2027	300
Thereafter	750
Total	$29,520

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2022	2021
	($ in thousands)
Computer equipment	$5,831	$5,558
Office furniture and equipment	1,990	1,868
Transportation equipment	1,099	1,087
Leasehold improvements	3,460	1,623
Assets not placed in service	72	1,682
Total property and equipment	12,452	11,818
Less accumulated depreciation	(7,396)	(6,414)
Property and equipment – net	$5,056	$5,404

Depreciation expense was approximately $2.0 million and $1.9 million for the years ended December 31, 2022 and 2021, respectively.

6. CONCENTRATIONS

Financial Risks — As of December 31, 2022 and 2021, the Company held cash of approximately $1.8 million and $1.7 million, respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2022, two customers each individually accounted for approximately 6% of accounts receivable. As of December 31, 2021, two customers each individually accounted for approximately 5% of accounts receivable, respectively. During the years ended December 31, 2022 and 2021, there was one customer with sales of approximately 7% and 9% of total revenue, respectively.

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

Carrying amounts of net assets located outside the United States were approximately $8.5 million and $7.2 million as of December 31, 2022 and 2021, respectively. These balances exclude net intercompany receivables of approximately $1.0 million and $4.1 million as of December 31, 2022 and 2021, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	($ in thousands)
Current assets	$2,306	$2,189
Non-current assets	7,890	6,736
	10,196	8,925
Current liabilities	(1,500)	(1,575)
Non-current liabilities	(224)	(153)
Net assets	$8,472	$7,197

7. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(10,085)	$(11,216)
Weighted-average common shares used to compute basic and diluted loss per share	15,109,587	14,541,061
Net loss attributable to common shareholders per share - basic and diluted	$(0.67)	$(0.77)

At December 31, 2022, the 598,245 unvested restricted stock units (“RSUs”) as discussed in Note 15 and 1,128,489 unexercised warrants expiring between January 2023 and September 2023 with exercise prices between $5.00 and $10.00 have been excluded from the above calculations as they were anti-dilutive. At December 31, 2021, the 331,039 unvested equity RSUs and 3,152,140 unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

8. DEBT

SVB — During October 2017, the Company opened a revolving line of credit from Silicon Valley Bank (“SVB”) under a three-year agreement which replaced the previous credit facility from Opus. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for another year. During February 2023, the line of credit was increased to $25 million and the term was extended for two years. (See Note 20).

At both December 31, 2022 and 2021, there were $8 million of borrowings under the credit facility. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $100,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At December 31, 2022 and 2021, the Company was in compliance with all covenants.

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

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 4.55%.

Maturities of the outstanding notes payable and other obligations as of December 31, 2022 are as follows:

Years ending December 31	Line of Credit*	Vehicle Financing Notes	Insurance Financing	Total
	($ in thousands)
2023	$-	$7	$312	$319
2024	-	5	-	5
2025	8,000	5	-	8,005
2026	-	3	-	3
Total	$8,000	$20	$312	$8,332

*	The line of credit was repaid after the year-end.

9. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. The Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For many services the Company recognizes revenue as a percent of the amount the customer collects on the medical billing claims. The Company’s software is utilized at the time the provider sees the patient, and the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under the new standard.

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

The following table represents a disaggregation of revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$88,140	$105,531
Professional services	33,984	19,044
Printing and mailing services	2,207	1,538
Group purchasing services	945	967
Medical Practice Management:
Medical practice management services	13,550	12,519
Total	$138,826	$139,599

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions, which typically includes revenue cycle management services, is billed as a percentage of payments collected by our customers. The fee for our services often includes the ability to use our EHR and practice management software as well as RCM as part of the bundled fee.

Technology-assisted revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered. The Company typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The fee for these services typically includes use of practice management software and related tools (on a SaaS basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

Digital health services:

Our digital health services, which began generating revenue in 2022, include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. It also includes remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alerts the physician to changes which might trigger the need for additional follow-up visits. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the services. The performance obligation for remote patient monitoring is satisfied over time as the patient receives the services. The revenue for these services for the year ended December 31, 2022 was not material.

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered.

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

Our contracts for medical practice management services have approximately an additional 16 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month end.

Information about contract balances:

As of December 31, 2022, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $371,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
(Decrease) increase, net	(2,233)	(326)	301	1
Balance as of December 31, 2022	$14,773	$4,399	$1,386	$342

Balance as of January 1, 2021	$12,089	$4,105	$1,173	$305
medSR acquisition	5,187	-	20	-
(Decrease) increase, net	(270)	620	(108)	36
Balance as of December 31, 2021	$17,006	$4,725	$1,085	$341

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of the initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $643,000 and $931,000 at December 31, 2022 and 2021, respectively, and are included in the other assets amounts in the consolidated balance sheets.

10. SHAREHOLDERS’ EQUITY

Treasury stock

The Board of Directors of the Company previously approved common stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 common shares held as treasury stock at an aggregate cost of $662,000.

Common stock

The Company has the right to sell up to $50 million of its common stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the year ended December 31, 2022, no shares of common stock were issued under this ATM. During the year ended December 31, 2021, the Company sold 346,389 shares of common stock under its ATM and received net proceeds of approximately $2.7 million.

Holders of our common stock are entitled to one vote for each share held on all matters properly submitted to a vote of shareholders on which holders of common stock are entitled to vote. Holders of common stocks are entitled to receive dividends only at times and amounts as determined by the Board of Directors. The common stock is not entitled to pre-emptive rights, and is not subject to conversion, redemption or sinking fund provisions. The common stock is listed on the Nasdaq Global Market under the trading symbol “CCLD.”

Preferred stock

The Company has seven million authorized shares of preferred stock of which 5,360,000 have been designated as Series A shares and the balance have been designated as Series B shares.

The Company has the right to sell up to $35 million of its Series B Preferred Stock using an ATM facility. The underwriter receives 3% of the gross proceeds. During the year ended December 31, 2022, the Company sold 1,324,858 of shares of Series B Preferred Stock and received net proceeds of approximately $30.9 million. This includes 224,048 shares sold under the Company’s ATM. On March 18, 2022, the Company used a portion of the proceeds from selling Series B Preferred Stock to redeem 800,000 shares of Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

During the year ended December 31, 2021, the Company cancelled 215,822 shares of Series A Preferred Stock that were held in escrow from the CCH acquisition as the matters related to the escrow were settled in cash.

Since November 4, 2020, the Company may redeem, at its option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series A Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods. If the Company were to liquidate, dissolve or wind up, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Series A Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDP.”

Commencing on February 15, 2024 and prior to February 15, 2025, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.75 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2025 and prior to February 15, 2026, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.50 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2026 and prior to February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.25 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series B Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDO.”

Dividends on the Series A and Series B Preferred Stock of $2.75 and $2.19, respectively, annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. As of December 31, 2022, the Board of Directors has declared monthly dividends on the Series A and Series B Preferred Stock payable through February 2023.

Warrants

The Company has issued 6,603,489 warrants for its common stock, of which 1,128,489 remained outstanding at December 31, 2022. The outstanding warrants consist of 1,000,000 warrants at a $10.00 exercise price which expired in January 2023, 100,000 warrants at a $5.00 exercise price which will expire in July 2023, and 28,489 warrants at a $5.26 exercise price which will expire in September 2023. During the years ended December 31, 2022 and 2021, 125,000 and 858,000 warrants, respectively, were exercised at a $3.92 and $7.50 exercise price for total proceeds of approximately $6,435,000 in 2021. The warrants exercised in 2022 were a cashless exercise.

The Company incurs common and preferred stock offering costs which consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs. In connection with the 2022 and 2021 equity offerings, the Company incurred approximately $2.3 million and $223,000, respectively, of such costs, excluding underwriting commissions and placement agent fees which are recorded in additional paid-in capital in the consolidated balance sheets.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On December 9, 2022, an arbitrator rendered a decision in favor of MTBC Acquisition Corp. (“MAC”) and dismissed the claims brought against MAC by Randolph Pain Relief and Wellness Center (“RPRWC”), determining that RPRWC failed to prove any breach of the applicable billing services agreement and failed to prove that any alleged damages were due. RPRWC has until April 5, 2023 to file a summary action in Superior Court of New Jersey should it seek to have the decision overturned.

RPRWC was a client of Millennium Practice Management Associates, Inc. (“MPMA”), a subsidiary of MediGain, Inc., whose assets were purchased by MAC on October 3, 2016, after RPRWC terminated its billing services agreement with MPMA. After MAC’s purchase of MediGain’s assets, RPRWC demanded an arbitration proceeding against CareCloud and MAC before the American Arbitration Association for damages they alleged were caused by MPMA prior to the asset purchase.

On May 30, 2018, the Superior Court of New Jersey, Chancery Division, Somerset County (the “Chancery Court”) denied CareCloud’s and MAC’s request to enjoin the arbitration proceeding demanded by RPRWC.

CareCloud and MAC filed an appeal of the Chancery Court’s decision with the New Jersey Superior Court, Appellate Division. The Chancery Court stayed the arbitration pending the appeal. On appeal, CareCloud and MAC contended they were never party to the billing services agreement giving rise to the arbitration claim, did not assume the obligations of MPMA under such agreement, and any agreement to arbitrate disputes arising under such agreement did not apply to CareCloud or MAC as RPRWC terminated the agreement before the applicable asset purchase agreement took effect.

On April 23, 2019, the Appellate Division affirmed in part and reversed in part the Chancery Court’s order. The Appellate Division upheld the portion of the Chancery Court’s order requiring MAC to participate in the arbitration based on the Chancery Court’s finding that MAC had assumed MPMA’s contractual responsibilities. The Appellate Division, however, reversed the Chancery Court’s order requiring CareCloud to participate in the arbitration on the grounds that insufficient facts had been provided by RPRWC from which the court could conclude CareCloud was required to participate in the arbitration and remanded the matter back to the Chancery Court for further proceedings.

On February 6, 2020, the Chancery Court held that CareCloud cannot be compelled to participate in the arbitration. On March 25, 2020, the Chancery Court lifted the stay of arbitration relative to RPRWC and MAC. In its arbitration demand, RPRWC alleged that MPMA, a subsidiary of MediGain, LLC, breached the terms of the billing services agreement the parties had entered into and sought compensatory damages of $6.6 million and costs.

During the discovery phase of the arbitration, RPRWC served expert reports whereby RPRWC’s expert alleged that damages were estimated to be in the range of $9.8 million to $10.8 million. MAC served an expert report refuting the alleged damages.

In the event RPRWC files a summary action, MAC will continue to vigorously defend against RPRWC’s claim. It remains that since MAC is not a significant subsidiary of CareCloud pursuant to Rule 1-02(w) of Regulation S-X and CareCloud is not a party to this proceeding, we do not expect any outcome to have a material impact on the Company’s consolidated financial statements.

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

12. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2022 and 2021. The Company does not have any finance leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. There were no lease modifications during the years ended December 31, 2022 and 2021. The anticipated renewal for one lease was reassessed, resulting in an increase in ROU assets and liabilities of approximately $150,000. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis.

During the years ended December 31, 2022 and 2021, there were approximately $1.0 million and $959,000, respectively, of unoccupied lease charges for two of the Company’s facilities. During the year ended December 31, 2021, the Company recorded approximately $775,000 of impairment charges on a vendor contract and recorded a lease impairment of approximately $68,000 since the Company is no longer using certain leased facilities. There was no lease impairment recorded for the year ended December 31, 2022.

During the year ended December 31, 2022, there was a gain on lease termination of approximately $105,000. Additionally, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $203,000. These amounts are included in net loss on lease terminations, impairment and unoccupied lease charges in the consolidated statements of operations.

During the year ended December 31, 2021, the Company decided to terminate one of its leases in Pakistan which expired as of the end of the year. The Company did not renew this lease and consolidated its employees into the remaining facilities. As a result of the termination, the Company incurred a loss of approximately $18,000 which has been included in net loss on lease termination, impairment and unoccupied lease charges in the consolidated statements of operations.

Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of December 31, 2022, we had 31 leased properties, five in Medical Practice Management and 26 in Healthcare IT, with the remaining terms ranging from less than one year to thirteen years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 13.

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Operating lease cost	$3,714	$4,232
Short-term lease cost	92	54
Variable lease cost	29	31
Total - net lease cost	$3,835	$4,317

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2022 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,921	$6,940

Current operating lease liabilities	$2,273	$3,963
Non-current operating lease liabilities	3,207	4,545
Total operating lease liabilities	$5,480	$8,508

Operating leases:
ROU assets	$8,293	$10,535
Asset lease expense	(3,286)	(3,574)
Foreign exchange loss	(86)	(21)
ROU assets, net	$4,921	$6,940

Weighted average remaining lease term (in years):
Operating leases	5.1	4.3
Weighted average discount rate:
Operating leases	7.9%	6.8%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,743	$5,351

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$1,569	$2,790

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2023	$2,613
2024	1,333
2025	821
2026	286
2027	231
Thereafter	1,637
Total lease payments	6,921
Less: imputed interest	(1,441)
Total lease obligations	5,480
Less: current obligations	(2,273)
Long-term lease obligations	$3,207

13. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $58,000 for the year ended December 31, 2022 and approximately $23,000 for the year ended December 31, 2021. As of December 31, 2022 and 2021, the accounts receivable balance due from this customer was approximately $10,000 and $3,000 respectively, and is included in accounts receivable - net in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the years ended December 31, 2022 and 2021 was approximately $198,000 and $186,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the Company spent approximately $941,000 and $2.0 million, respectively, to upgrade the related party leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 and $13,000 for the years ended December 31, 2022 and 2021, respectively. On October 15, 2021, the Company entered into a one-year lease agreement with the Executive Chairman for an apartment for temporary housing in Dubai. This agreement was renewed in 2022 for an additional year.

Included in the ROU asset at December 31, 2022 is approximately $467,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2022 is approximately $158,000 and $301,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2021 is approximately $483,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2021 is approximately $174,000 and $305,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its non-independent directors whereby the director received 10,000 shares of Series B Preferred Stock in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. The payment was capitalized and is being amortized over the service period. The amortization is recorded as stock compensation in General and Administrative expense in the 2022 consolidated statement of operations. In addition, the Company may make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the director received 14,000 shares of Series B Preferred Stock in February 2023 and will receive an additional 14,000 shares in January 2024. All such shares of the Series B Preferred Stock are or will be issued in accordance with the Company’s Amended and Restated Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provides that any transaction fees due will be offset against the last two above payments before any amounts are due to the director.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2022, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $4,000 on behalf of talkMD for income taxes.

The Company was a party to a nonexclusive aircraft dry lease agreement with Kashmir Air, Inc. (“KAI”), which was owned by the Executive Chairman. The Company recorded an expense of approximately $80,000 for the year ended December 31, 2021. The lease for the aircraft was renewed as of April 1, 2021 and terminated on August 31, 2021. As a result of the lease termination, the Company incurred a loss of approximately $185,000 which was included in the net loss on lease termination, impairment and unoccupied lease charges in the December 31, 2021 consolidated statement of operations. As of December 31, 2021, the Company had no liability outstanding to KAI.

14. EMPLOYEE BENEFIT PLANS

The Company has qualified 401(k) plans covering all U.S. employees who have completed one month of service. The plans provide for matching contributions by the Company for employees of the Company and most U.S. subsidiaries, although there is no match for CPM employees. Employer contributions to the plans for the years ended December 31, 2022 and 2021 were approximately $549,000 and $697,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in our Pakistan Offices who have completed three months of service. The plan provides for monthly contributions by the Company which are equal to 10% of qualified employees’ basic monthly compensation. The Company’s contributions for the years ended December 31, 2022 and 2021 were approximately $329,000 and $479,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the years ended December 31, 2022 and 2021 was approximately $22,000 and $35,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

15. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. As of December 31, 2022, 1,498,492 shares of common stock and 33,769 and 100,000 shares of Series A and Series B Preferred Stock, respectively, are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During 2021, 628,361 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2021 through 2023. Included therein were 44,000 RSUs of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

During 2022, 777,715 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2022 through 2024. Included therein were 80,000 shares of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

During December 2022, it was agreed that certain bonuses to employees of medSR that were originally going to be paid in cash will be paid in common stock. The change of paying the bonuses in common stock resulted in approximately 135,000 shares being issued in February 2023. This change resulted in approximately $404,000 of stock compensation expense, which offset the amounts previously accrued.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the A&R Plan for the years ended December 31, 2022 and 2021:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2022	418,039	34,000	-
Granted	777,715	8,644	100,000
Vested	(465,455)	(42,644)	(19,538)
Forfeited	(84,824)	-	-
Outstanding and unvested shares at December 31, 2022	645,475	-	80,462

Outstanding and unvested shares at January 1, 2021	382,435	44,000	-
Granted	628,361	50,010	-
Vested	(491,025)	(60,010)	-
Forfeited	(101,732)	-	-
Outstanding and unvested shares at December 31, 2021	418,039	34,000	-

As of December 31, 2022 and 2021, there was approximately $1.4 million and $3.7 million, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2024. As of December 31, 2022, there was approximately $557,000 of total unrecognized compensation cost related to the Series B Preferred Stock RSUs classified as equity that will be expensed through 2023. There was no unrecognized compensation cost related to the Series A Preferred Stock RSUs for both the years ended December 31, 2022 and 2021.

Of the total outstanding and unvested common stock RSUs at December 31, 2022 and 2021, 598,245 and 331,039 RSUs, respectively, are classified as equity and 47,230 and 87,000 RSUs, respectively, are classified as a liability. For both 2022 and 2021, all of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2022 and 2021 and the amount of common and preferred shares available for grant at December 31, 2022 and 2021:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Shares available for grant at January 1, 2022	1,191,383	320,065	-
Shares added to the Plan	1,000,000	-	200,000
RSUs granted	(777,715)	(8,644)	(100,000)
Shares redesignated as Series B	-	(277,652)	-
RSUs forfeited	84,824	-	-
Shares available for grant at December 31, 2022	1,498,492	33,769	100,000

Shares available for grant at January 1, 2021	1,718,012	370,075	-
RSUs granted	(628,361)	(50,010)	-
RSUs forfeited	101,732	-	-
Shares available for grant at December 31, 2021	1,191,383	320,065	-

The liability for the cash-settled awards and accrued payroll taxes on equity awards was approximately $1.0 million at both December 31, 2022 and 2021, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2022 and 2021, approximately $105,000 and $97,000, respectively, was paid in connection with the cash-settled awards.

Series A Preferred Stock

In 2021, the Compensation Committee approved executive bonuses to be paid in 34,000 shares of Series A Preferred Stock with the final number of shares and the amount based on specified performance criteria being achieved during 2021. Also in 2021, 16,010 shares of Series A Preferred Stock were granted as performance bonuses and in lieu of sales commissions. Stock-based compensation expense recorded during 2021 for these awards was approximately $1.5 million, based on the fair value of the Series A Preferred Shares on the grant date. During January 2022, the Compensation Committee determined that the financial objectives were attained and all of the performance bonus shares were issued.

Series B Preferred Stock

In February 2022, the Compensation Committee approved executive bonuses to be paid in 34,000 shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2022. During February 2023, the Compensation Committee determined that the financial objectives were attained and all of the performance bonus shares were issued.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity the market price of our common stock or our Series A and Series B Preferred Stock on the date of grant is used in recording the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $4.27 and $9.16 for the years ended December 31, 2022 and 2021, respectively. The weighted average grant date fair value of the Series A Preferred Stock in connection with the RSUs was $26.69 and $28.52 for the years ended December 31, 2022 and 2021, respectively, and for the Series B Preferred Stock it was $25.24 for the year ended December 31, 2022. The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2022 and 2021:

Stock-based compensation included in the consolidated statements of operations:	Year Ended December 31,
	2022	2021
	($ in thousands)
Direct operating costs	$1,047	$1,142
General and administrative	2,598	3,302
Research and development	245	268
Selling and marketing	1,024	684
Total stock-based compensation expense	$4,914	$5,396

16. INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company estimated its income tax provision based upon the annual pre-tax income or loss. Although the Company reported GAAP earnings in 2021 and 2022, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2022 and December 31, 2021, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

The annual adjusted earnings and profits of our foreign affiliates pass through to the U.S. as federal and state taxable income under the Global Intangible Low-Taxed Income (“GILTI”) regime. For the tax years ended December 31, 2022 and 2021, the net GILTI from our foreign affiliates was absorbed against our current year U.S. consolidated loss. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Beginning balance	$86,728	$89,994
Current year valuation allowance increase (decrease)	5,363	(3,266)
Ending balance	$92,091	$86,728

The income (loss) before tax for financial reporting purposes during the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
	($ in thousands)
United States	$6,137	$1,048
Foreign	(528)	1,945
Total	$5,609	$2,993

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Current:
Federal	$-	$(285)
State	80	148
Foreign	21	5
	101	(132)
Deferred:
Federal	63	190
State	13	99
	76	289
Total income tax provision	$177	$157

The components of the Company’s deferred income taxes as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
	($ in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$221	$138
Deferred revenue	97	89
Property and intangible assets	2,213	2,422
State net operating loss (“NOL”) carryforwards	27,262	20,466
Federal net operating loss (“NOL”) carryforwards	57,179	57,602
Section 163(j) interest limitation	2,525	2,413
Stock based compensation	173	714
ASC 842 - ROU asset	(1,243)	(996)
Prepaid commissions	(253)	(213)
Cumulative balance translation adjustment	819	469
Section 267 limitation	7	7
Deferred payroll taxes	-	155
Credit carryovers	2,498	2,498
ASC 842 - Lease liability	1,386	1,398
Accrued compensation	171	272
Other	69	59
Valuation allowance	(92,091)	(86,728)
Total deferred tax assets	1,033	765
Deferred tax liabilities:
Goodwill amortization	(1,558)	(1,214)
Net deferred tax liability	$(525)	$(449)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. For tax purposes, goodwill from asset acquisitions is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company having indefinite life net operating losses under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability could remain on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the business is sold.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (21%) for 2022 and 2021 to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Federal provision at statutory rate	$1,178	$629
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	77	178
Non-deductible items	20	85
Impact of foreign operations	(137)	(561)
Subpart F GILTI inclusion	62	317
Stock based compensation	239	(399)
Change in contingent consideration	(649)	-
NOL carryback	-	(230)
Deferred true-up	858	550
Valuation allowance	(1,471)	(412)
Total income tax provision	$177	$157

At December 31, 2022 and 2021, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2022, all tax years since 2014 remain open to examination due to the carryover of unused net operating losses and tax credits in the United States by major taxing jurisdictions in which the Company is subject to tax. For the first six months of 2022, the Pakistan Federal Board of Revenue allowed a 100% tax credit against earnings from IT activities, which precludes the Pakistan subsidiaries from being subject to income taxes. A new tax became effective July 1, 2022, whereby IT companies are subject to a 0.25% tax deducted at the source on receipts received from foreign sources with no further tax being due. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The former Pakistan tax credit and foreign receipts tax does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate reconciliation at 21% for 2022 and 2021. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax credit and the foreign receipts tax.

As of December 31, 2022, the Company has a total federal NOL carry forward of approximately $273 million of which approximately $199 million will expire between 2034 and 2037, and the balance of approximately $74 million has an indefinite life. Out of the total federal NOL carry forward, approximately $238 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $211 million, of which $86 million relates to the State of New Jersey. These NOLs expire between 2034 and 2041.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balance sheets, other than the deferred tax liability related to the amortization of goodwill.

17. OTHER EXPENSE – NET

Other expense - net for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
	($ in thousands)
Foreign exchange (losses) gains	$(610)	$16
Other expense	(27)	(112)
Other expense - net	$(637)	$(96)

Foreign currency transaction gains and losses primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions.

18. SEGMENT REPORTING

The Company’s Chief Executive Officer and Executive Chairman serve as the CODM, organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management.

The Healthcare IT segment includes technology-assisted revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$125,276	$13,550	$-	$138,826
Operating expenses:
Direct operating costs	73,702	10,732	-	84,434
Selling and marketing	9,760	28	-	9,788
General and administrative	12,558	1,802	9,460	23,820
Research and development	4,401	-	-	4,401
Change in contingent consideration	(3,090)	-	-	(3,090)
Depreciation and amortization	11,368	357	-	11,725
Net loss on lease termination and unoccupied lease charges	1,138	-	-	1,138
Total operating expenses	109,837	12,919	9,460	132,216
Operating income (loss)	$15,439	$631	$(9,460)	$6,610

	Year Ended December 31, 2021
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$127,080	$12,519	$-	$139,599
Operating expenses:
Direct operating costs	76,981	9,937	-	86,918
Selling and marketing	8,755	31	-	8,786
General and administrative	13,910	2,080	8,283	24,273
Research and development	4,408	-	-	4,408
Change in contingent consideration	(2,515)	-	-	(2,515)
Depreciation and amortization	11,854	341	-	12,195
Net loss on lease termination, impairment and unoccupied lease charges	2,005	-	-	2,005
Total operating expenses	115,398	12,389	8,283	136,070
Operating income (loss)	$11,682	$130	$(8,283)	$3,529

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2022 or December 31, 2021.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at December 31, 2021 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of December 31, 2021, the contingent consideration was valued using a Monte Carlo simulation model. There was no contingent consideration recorded at December 31, 2022.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Year Ended December 31,
	2022	2021
	($ in thousands)
Balance - January 1,	$3,090	$-
Acquisitions	-	5,605
Change in fair value	(3,090)	(2,515)
Payments	-	-
Balance - December 31,	$-	$3,090

20. SUBSEQUENT EVENTS

During February 2023, SVB increased the Company’s line of credit to $25 million and extended the term of the agreement for two additional years. The financial covenants were also slightly modified for 2023 and subsequent years.

Subsequent to December 31, 2022, the Company sold approximately 60,000 shares of Series B Preferred Stock via an “at-the-market” offering, raising net proceeds of approximately $1.5 million.

