Form 10-Q
period 2023-03-31
CareCloud, Inc.
filed 2023-05-04
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

At April 27, 2023, the registrant had 15,592,608 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in our offshore offices in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations, growing our business and integrating of our newly acquired businesses;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, and other future debt facilities;

●	our ability to pay our monthly preferred dividends to the holders of our Series A and Series B preferred stock;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from the ongoing COVID-19 pandemic and the impact it may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$8,161	$12,299
Accounts receivable - net	14,646	14,773
Contract asset	5,018	4,399
Inventory	265	381
Current assets - related party	16	16
Prepaid expenses and other current assets	3,371	2,785
Total current assets	31,477	34,653
Property and equipment - net	4,520	5,056
Operating lease right-of-use assets	4,465	4,921
Intangible assets - net	28,535	29,520
Goodwill	61,186	61,186
Other assets	838	838
TOTAL ASSETS	$131,021	$136,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,191	$5,681
Accrued compensation	2,597	4,248
Accrued expenses	3,728	4,432
Operating lease liability (current portion)	2,095	2,273
Deferred revenue (current portion)	1,394	1,386
Notes payable (current portion)	84	319
Dividend payable	4,115	4,059
Total current liabilities	19,204	22,398
Notes payable	12	13
Borrowings under line of credit	10,000	8,000
Operating lease liability	2,822	3,207
Deferred revenue	350	342
Deferred tax liability	551	525
Total liabilities	32,939	34,485
COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 shares at March 31, 2023 and December 31, 2022. Series B, issued and outstanding 1,445,392 and 1,344,128 shares at March 31, 2023 and December 31, 2022, respectively	6	6
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 16,333,407 and 15,970,204 shares at March 31, 2023 and December 31, 2022, respectively. Outstanding 15,592,608 and 15,229,405 shares at March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	129,678	130,987
Accumulated deficit	(26,208)	(25,621)
Accumulated other comprehensive loss	(4,748)	(3,037)
Less: 740,799 common shares held in treasury, at cost at March 31, 2023 and December 31, 2022	(662)	(662)
Total shareholders’ equity	98,082	101,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,021	$136,174

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

($ in thousands, except share and per share amounts)

	March 31,
	2023	2022
NET REVENUE	$30,001	$35,341
OPERATING EXPENSES:
Direct operating costs	18,107	22,673
Selling and marketing	2,612	2,384
General and administrative	5,120	5,585
Research and development	1,078	985
Change in contingent consideration	-	(600)
Depreciation and amortization	3,038	2,940
Net loss on lease termination and unoccupied lease charges	269	158
Total operating expenses	30,224	34,125
OPERATING (LOSS) INCOME	(223)	1,216
OTHER:
Interest income	20	5
Interest expense	(150)	(100)
Other income - net	17	83
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(336)	1,204
Income tax provision	65	64
NET (LOSS) INCOME	$(401)	$1,140

Preferred stock dividend	3,931	4,037
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,332)	$(2,897)

Net loss per common share: basic and diluted	$(0.28)	$(0.19)
Weighted-average common shares used to compute basic and diluted loss per share	15,421,096	14,992,147

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

($ in thousands)

	March 31,
	2023	2022
NET (LOSS) INCOME	$(401)	$1,140
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(1,711)	(255)
COMPREHENSIVE (LOSS) INCOME	$(2,112)	$885

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2023 before adoption of ASC 326	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689
Cumulative effect of adopting ASC 326	-	-	-	-	-	-	-	(186)	-	-	(186)
Balance - January 1, 2023 after adoption	4,526,231	5	1,344,128	1	15,970,204	16	130,987	(25,807)	(3,037)	(662)	101,503
Net loss	-	-	-	-	-	-	-	(401)	-	-	(401)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,711)	-	(1,711)
Issuance of stock under the equity incentive plan	-	-	41,491	-	343,203	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,185	-	-	-	1,185
Shares issued for services	-	-	-	-	20,000	-	-	-	-	-	-
Issuance of Series B Preferred Stock	-	-	59,773	-	-	-	1,437	-	-	-	1,437
Preferred stock dividends	-	-	-	-	-	-	(3,931)	-	-	-	(3,931)
Balance - March 31, 2023	4,526,231	$5	1,445,392	$1	16,333,407	$16	$129,678	$(26,208)	$(4,748)	$(662)	$98,082

Balance - January 1, 2022	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	-	-	-	-	-	-	-	1,140	-	-	1,140
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(255)	-	(255)
Issuance of stock under the equity incentive plan	22,319	-	-	-	145,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	887	-	-	-	887
Redemption of Series A Preferred Stock	(800,000)	-	-	-	-	-	(20,000)	-	-	-	(20,000)
Issuance of Series B Preferred Stock	-	-	1,150,372	1	-	-	26,637	-	-	-	26,638
Stock issuance costs	-	-	-	-	-	-	(11)	-	-	-	(11)
Preferred stock dividends	-	-	-	-	-	-	(4,037)	-	-	-	(4,037)
Balance - March 31, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

($ in thousands)

	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(401)	$1,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,205	3,080
Lease amortization	683	832
Deferred revenue	16	104
Provision for doubtful accounts	97	131
Provision for deferred income taxes	26	36
Foreign exchange gain	(11)	(52)
Interest accretion	166	168
Gain on sale of assets	-	(6)
Stock-based compensation expense	1,072	887
Change in contingent consideration	-	(600)
Changes in operating assets and liabilities:
Accounts receivable	(156)	(1,618)
Contract asset	(619)	80
Inventory	116	86
Other assets	(615)	(97)
Accounts payable and other liabilities	(2,556)	(1,084)
Net cash provided by operating activities	1,023	3,087
INVESTING ACTIVITIES:
Purchases of property and equipment	(835)	(544)
Capitalized software	(2,204)	(2,253)
Net cash used in investing activities	(3,039)	(2,797)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(3,875)	(3,943)
Settlement of tax withholding obligations on stock issued to employees	(1,113)	(775)
Repayments of notes payable	(236)	(251)
Stock issuance costs	-	(11)
Proceeds from issuance of Series B Preferred Stock, net of expenses	1,437	26,638
Redemption of Series A Preferred Stock	-	(20,000)
Proceeds from line of credit	12,700	8,500
Repayment of line of credit	(10,700)	(10,500)
Net cash used in financing activities	(1,787)	(342)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(335)	(152)
NET DECREASE IN CASH AND RESTRICTED CASH	(4,138)	(204)
CASH AND RESTRICTED CASH - Beginning of the period	12,299	10,340
CASH AND RESTRICTED CASH - End of the period	$8,161	$10,136
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$4,115	$3,950
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$2	$-
Interest	$75	$40

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2023

AND 2022 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud,” the “Company,” “we,” “us” and/or “our”) is a leading provider of technology-enabled services and solutions that redefine the healthcare revenue cycle. We provide technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Healthcare organizations today operate in highly complex and regulated environments. Our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2023.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delays this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company adopted this guidance on January 1, 2023 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in accumulated deficit or other impacted balance sheet items upon adoption. The impact to the accumulated deficit as of January 1, 2023 for the allowance related to accounts receivable was a charge of approximately $186,000 and a corresponding increase to the allowance for doubtful accounts.

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements – Issue 2. The amendments in this update require that leasehold improvements associated with common control leases be: (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this update are effective for fiscal years beginning after December 15, 2023. The Company does not expect this update to have a material impact on the consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The following is the summary of the changes to the carrying amount of goodwill for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
	($ in thousands)
Beginning gross balance	$61,186	$61,186
Acquisitions	-	-
Ending gross balance	$61,186	$61,186

Intangible assets include customer contracts and relationships and covenants not-to-compete acquired in connection with acquisitions, as well as trademarks acquired and software costs. Intangible assets – net as of March 31, 2023, and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	22,959	21,547
Non-compete agreements	1,236	1,236
Other intangible assets	8,415	8,415
Total intangible assets	80,207	78,795
Less: Accumulated amortization	51,672	49,275
Intangible assets - net	$28,535	$29,520

The amount for capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent non-compete agreements, purchased intangibles. Amortization expense was approximately $2.5 million for both the three months ended March 31, 2023 and 2022. The weighted-average amortization period is three years.

As of March 31, 2023, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2023 (nine months)	$10,338
2024	9,498
2025	6,254
2026	1,395
2027	300
Thereafter	750
Total	$28,535

4. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(4,332)	$(2,897)
Weighted-average common shares used to compute basic and diluted loss per share	15,421,096	14,992,147
Net loss attributable to common shareholders per share - basic and diluted	$(0.28)	$(0.19)

At March 31, 2023, the 630,094 unvested equity restricted stock units (“RSUs”) as discussed in Note 11 and 128,489 unexercised warrants expiring between July 2023 and September 2023 with exercise prices between $5.00 to $5.26 have been excluded from the above calculations as they were anti-dilutive. At March 31, 2022, the 465,926 unvested equity RSUs and 2,152,140 unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

5. DEBT

Bank Debt —During October 2017, the Company opened a revolving line of credit with Silicon Valley Bank (“SVB”) under a three-year agreement. The Company’s credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for another year. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years. The financial covenants were also slightly modified for 2023 and subsequent years.

As of March 31, 2023 and December 31, 2022, there was $10 million and $8 million, respectively, of borrowings under the credit facility. Interest on the revolving line of credit is currently charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant. The credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $100,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants.

During September 2021, the credit agreement was modified to include CAC and medSR as borrowers. During January 2022, the credit agreement was modified to allow the Company to issue Series B Preferred Stock and pay monthly dividends on this stock, to use a portion of the Series B offering proceeds to redeem a portion of the Series A Preferred Stock that is outstanding and to allow for the potential exchange of shares of Series A Preferred Stock for Series B Preferred Stock.

During March 2023, SVB became a division of First-Citizens Bank & Trust Company. The agreements that governed the former SVB relationship remain in place. There was no change to the terms of the credit agreement and the Company has had full access to its cash balances.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of March 31, 2023 and December 31, 2022, the Company held cash of approximately $1.4 million and $1.8 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Vehicle Financing Notes — The Company financed certain vehicle purchases in the United States. The vehicle financing notes have six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is currently 4.55%.

6. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis. During the three months ended March 31, 2023 and 2022, there were approximately $153,000 and $263,000, respectively, of unoccupied lease charges for two of the Company’s facilities. During the quarter ended March 31, 2022, there was a gain on lease termination of approximately $105,000.

During the three months ended March 31, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less office space. Charges of approximately $71,000 were incurred as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the three months ended March 31, 2023, of approximately $45,000. This amount is included in net loss on lease terminations and unoccupied lease charges in the consolidated statements of operations.

Lease expense is included in direct operating costs and general and administrative expenses in the consolidated statements of operations based on the nature of the expense. As of March 31, 2023, we had 31 leased properties, five in Medical Practice Management and 26 in Healthcare IT, with remaining terms ranging from less than one year to thirteen years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 8.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Operating lease cost	$801	$972
Short-term lease cost	-	40
Variable lease cost	5	9
Total - net lease cost	$806	$1,021

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2023 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2023	December 31, 2022
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,465	$4,921

Current operating lease liabilities	$2,095	$2,273
Non-current operating lease liabilities	2,822	3,207
Total operating lease liabilities	$4,917	$5,480

Operating leases:
ROU assets	$5,207	$8,293
Asset lease expense	(683)	(3,286)
Foreign exchange loss	(59)	(86)
ROU assets, net	$4,465	$4,921

Weighted average remaining lease term (in years):
Operating leases	4.3	5.1
Weighted average discount rate:
Operating leases	10.1%	7.9%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$907	$1,212

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$287	$427

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2023 (nine months)	$2,057
2024	1,661
2025	952
2026	323
2027	229
Thereafter	1,643
Total lease payments	6,865
Less: imputed interest	(1,948)
Total lease obligations	4,917
Less: current obligations	(2,095)
Long-term lease obligations	$2,822

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On December 9, 2022, an arbitrator rendered a decision in favor of MTBC Acquisition Corp. (“MAC”) and dismissed the claims brought against MAC by Randolph Pain Relief and Wellness Center (“RPRWC”), determining that RPRWC failed to prove any breach of the applicable billing services agreement and failed to prove that any alleged damages were due. The deadline for RPRWC to file a summary action in Superior Court of New Jersey seeking to overturn the arbitrator’s decision was April 5, 2023 and no summary action was filed by such deadline. As such, the arbitrator’s decision dismissing RPRWC’s claims is final.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

8. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $19,000 and $5,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, and December 31, 2022, the accounts receivable balance due from this customer was approximately $9,000 and $10,000, respectively, and is included in accounts receivable - net in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, a temporary housing apartment for foreign visitors, a storage facility, its operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for both the three months ended March 31, 2023 and 2022 was approximately $51,000, and is included in direct operating costs, general and administrative expense and research and development expense in the consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company spent approximately $502,000 and $288,000 to upgrade the related party leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both March 31, 2023 and December 31, 2022.

Included in the ROU asset at March 31, 2023 is approximately $390,000 applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2023 is approximately $154,000 and $229,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2022 is approximately $467,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2022 is approximately $158,000 and $301,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its non-independent directors whereby the director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company may make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the director received 14,000 shares of Series B Preferred Stock in February 2023 and will receive an additional 14,000 shares in January 2024. All of the payments made were capitalized and are being amortized over the service period. The amortization is recorded as stock compensation in General and Administrative expense in the consolidated statement of operations. All such shares of the Series B Preferred Stock are or will be issued in accordance with the Company’s Amended and Restated Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provides that any transaction fees due will be offset against the last two above payments before any amounts are due to the director.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2023, talkMD had not yet commenced operations. Through March 31, 2023, the Company has paid approximately $4,000 on behalf of talkMD for income taxes.

9. SHAREHOLDERS’ EQUITY

The Company has the right to sell up to $35 million of its Series B Preferred Stock using its preferred stock at-the-market facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the three months ended March 31, 2023, the Company sold 59,773 shares of Series B Preferred Stock and received net proceeds of approximately $1.4 million under this ATM facility. The Company also has the right to sell up to $50 million of its common stock using a common stock ATM facility. The underwriters of the common stock ATM also receive 3% of the gross proceeds. During the three months ended March 31, 2023, no shares of common stock were issued under this ATM.

During the first quarter of 2022, the Company sold 1,150,372 shares of Series B Preferred Stock and received net proceeds of approximately $26.6 million. On March 18, 2022, the Company used a portion of these proceeds to redeem 800,000 shares of the Company’s 11% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

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

10. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. The Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For many services, the Company recognizes revenue as a percentage of the amount the customer collects on the medical billing claims. The Company’s software is utilized at the time the provider sees the patient, and the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under the standard.

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

The following table represents a disaggregation of revenue for the three months ended March 31:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$19,495	$23,242
Professional services	6,560	8,314
Printing and mailing services	713	463
Group purchasing services	186	134
Medical Practice Management:
Medical practice management services	3,047	3,188
Total	$30,001	$35,341

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions, which typically include revenue cycle management services, is billed as a percentage of payments collected by our customers. The fee for our services often includes the ability to use our EHR and practice management software as well as RCM as part of the bundled fee.

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

Digital health services:

Our digital health services, which began generating revenue in mid-2022, include chronic care management, where a care manager conducts remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. It also includes remote patient monitoring where our system monitors recordings from FDA-approved internet connected devices. These devices record patient trends and alerts the physician to changes which might trigger the need for additional follow-up visits. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the services. The performance obligation for remote patient monitoring is satisfied over time as the patient receives the services. The revenue for these services for the three months ended March 31, 2023 was approximately $146,000.

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

For all of the above revenue streams other than group purchasing services, revenue is recognized over time, which is approximately one month, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

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

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month-end.

Information about contract balances:

As of March 31, 2023, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.6 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $439,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable, Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2023	$14,773	$4,399	$1,386	$342
(Decrease) increase, net	(127)	619	8	8
Balance as of March 31, 2023	$14,646	$5,018	$1,394	$350

Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
Increase (decrease), net	1,487	(80)	55	49
Balance as of March 31, 2022	$18,493	$4,645	$1,140	$390

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $580,000 and $846,000 at March 31, 2023 and 2022, respectively, and are included in the other assets amounts in the consolidated balance sheets.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. The adoption of the ASU 2016-13 for trade accounts receivable was recorded as a charge to accumulated deficit of approximately $186,000 as of January 1, 2023.

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended March 31, 2023, no adjustment to the pools was necessary.

We utilize a loss-rate method to measure the expected credit loss for each pool. The loss rate is calculated using a three-year lookback period of write-offs and adjustments, divided by the revenue for each pool by aging category, net of customer payments during that period. We consider current and future economic conditions, internal forecasts, customer collection experience and credit memos issued during the current period when assessing loss rates. We reviewed these factors and concluded that no adjustments should be made to the historical loss rate data for the current quarter. In addition, the Company uses specific account identification in determining the total allowance for expected credit losses. Trade receivables are written off only after the Company has exhausted all collection efforts.

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Three Months Ended	Year Ended
	March 31, 2023	December 31, 2022
	($ in thousands)
Beginning balance	$823	$537
Adoption of ASC 326	186	-
Provision	97	740
Recoveries/adjustments	-	313
Write-offs	(163)	(767)
Ending balance	$943	$823

11. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. As of March 31, 2023, 971,616 shares of common stock and 38,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

Certain equity-based RSU agreements contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

In February 2022, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2022. These shares were awarded in early 2023 based on the achievement of the specified criteria.

In February 2023, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of shares and the amount based on specified criteria being achieved during the year 2023. For the three months ended March 31, 2023, an expense of approximately $123,000 was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the A&R Plan for the three months ended March 31, 2023 and 2022:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2023	645,475	-	80,462
Granted	546,851	-	62,000
Vested	(498,660)	-	(57,263)
Forfeited	(19,975)	-	-
Outstanding and unvested shares at March 31, 2023	673,691	-	85,199

Outstanding and unvested shares at January 1, 2022	418,039	34,000	-
Granted	360,398	-	34,000
Vested	(208,817)	(34,000)	-
Forfeited	(25,494)	-	-
Outstanding and unvested shares at March 31, 2022	544,126	-	34,000

The liability for the 43,597 cash-settled awards and the liability for withheld taxes in connection with the equity awards was approximately $246,000 and $1.0 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued compensation in the consolidated balance sheets. During the three months ended March 31, 2022, approximately $13,000 was paid in connection with the cash-settled awards. No amounts were paid in connection with cash-settled awards during the quarter ended March 31, 2023.

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

The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2023 and 2022:

Stock-based compensation included in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Direct operating costs	$88	$217
General and administrative	605	380
Research and development	37	70
Selling and marketing	342	220
Total stock-based compensation expense	$1,072	$887

12. INCOME TAXES

The income tax expense for the three months ended March 31, 2023 was approximately $65,000 comprised of a current tax expense of $39,000 and a deferred tax expense of $26,000. The income tax expense for the three months ended March 31, 2022 was approximately $64,000, comprised of a current tax expense of $28,000 and a deferred tax expense of $36,000.

The current income tax provision for the three months ended March 31, 2023 and 2022 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three months ended March 31, 2023 and 2022 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

During 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was approximately $45,000. This amount was recorded as a deferred tax benefit during the second quarter of 2022. Subsequently, the state deferred tax liability has been offset against the state net operating loss to the extent allowable.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. Under the CARES Act, the Company took advantage of the payroll tax deferral provision. In 2022, the remainder of the deferred payroll taxes of approximately $934,000 were paid.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of March 31, 2023 and December 31, 2022.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at March 31, 2023 or December 31, 2022.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at March 31, 2022 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of March 31, 2022, the contingent consideration was valued using a Monte Carlo simulation model. There was no contingent consideration recorded at March 31, 2023 or December 31, 2022 as the earn-out period ended November 30, 2022 and no amounts were determined payable to the seller as they did not meet the contractual terms.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Balance - January 1,	$-	$3,090
Acquisitions	-	-
Change in fair value	-	(600)
Payments	-	-
Balance - March 31,	$-	$2,490

14. SEGMENT REPORTING

The Company’s Chief Executive Officer and Executive Chairman jointly serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates the financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts that are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023. The following table presents revenues, operating expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$26,954	$3,047	$-	$30,001
Operating expenses:
Direct operating costs	15,693	2,414	-	18,107
Selling and marketing	2,604	8	-	2,612
General and administrative	2,496	448	2,176	5,120
Research and development	1,078	-	-	1,078
Depreciation and amortization	2,949	89	-	3,038
Loss on lease termination and unoccupied lease charges	269	-	-	269
Total operating expenses	25,089	2,959	2,176	30,224
Operating income (loss)	$1,865	$88	$(2,176)	$(223)

	Three Months Ended March 31, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$32,153	$3,188	$-	$35,341
Operating expenses:
Direct operating costs	20,011	2,662	-	22,673
Selling and marketing	2,376	8	-	2,384
General and administrative	3,400	437	1,748	5,585
Research and development	985	-	-	985
Change in contingent consideration	(600)	-	-	(600)
Depreciation and amortization	2,852	88	-	2,940
Net loss on lease termination and unoccupied lease charges	158	-	-	158
Total operating expenses	29,182	3,195	1,748	34,125
Operating income (loss)	$2,971	$(7)	$(1,748)	$1,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Update

In response to the COVID-19 pandemic, we implemented a business continuity plan to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the three months ended March 31, 2023.

Refer to Part I, Item 1A. Risk Factors, Risks Related to Our Business in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 for further discussion of the potential impact of the COVID-19 pandemic on our business.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company in excess of the FDIC insurance coverage limits. The Company performs periodic evaluation of the relative credit standing of this financial institutions to ensure its credit worthiness. As of March 31, 2023 and December 31, 2022, the Company held cash of approximately $1.4 million and $1.8 million, respectively, in the name of its subsidiaries at bank in Pakistan And Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Overview

The Company is a healthcare information technology company that provides technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Our integrated Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 500 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,500 team members that are approximately 13% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Adoption of our technology-enabled business solutions typically requires little or no upfront expenditure by a client. Additionally, for most of our solutions and customers, our financial performance is linked directly to the financial performance of our clients, as the vast majority of our revenues are based on a percentage of our clients’ collections. The fees we charge for our complete, integrated, end-to-end solution are very competitive and among the lowest in the industry. We estimate that we currently provide services to approximately 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals representing 80 specialties and subspecialties in 50 states. In addition, we serve approximately 150 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services, and are based, in part, upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices, consisting of one to ten providers, to large practices with over 3,000 providers operating in multiple states, to community hospitals.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 13% and 11% of total expenses for the three months ended March 31, 2023 and 2022, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 81% for both the three months ended March 31, 2023 and 2022). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net (loss) income:

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net revenue	$30,001	$35,341

GAAP net (loss) income	(401)	1,140

Provision for income taxes	65	64
Net interest expense	130	95
Foreign exchange gain	(8)	(56)
Stock-based compensation expense	1,072	887
Depreciation and amortization	3,038	2,940
Transaction and integration costs	72	102
Net loss on lease termination and unoccupied lease charges	269	158
Change in contingent consideration	-	(600)
Adjusted EBITDA	$4,237	$4,730

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating (loss) income:

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
Net revenue	$30,001	$35,341

GAAP net (loss) income	(401)	1,140
Provision for income taxes	65	64
Net interest expense	130	95
Other income - net	(17)	(83)
GAAP operating (loss) income	(223)	1,216
GAAP operating margin	(0.7%)	3.4%

Stock-based compensation expense	1,072	887
Amortization of purchased intangible assets	1,323	1,805
Transaction and integration costs	72	102
Net loss on lease termination and unoccupied lease charges	269	158
Change in contingent consideration	-	(600)
Non-GAAP adjusted operating income	$2,513	$3,568
Non-GAAP adjusted operating margin	8.4%	10.1%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net (loss) income:

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease termination and unoccupied lease charges;
●	Change in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net (loss) income to non-GAAP adjusted net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	($ in thousands)
GAAP net (loss) income	$(401)	$1,140

Foreign exchange gain	(8)	(56)
Stock-based compensation expense	1,072	887
Amortization of purchased intangible assets	1,323	1,805
Transaction and integration costs	72	102
Net loss on lease termination and unoccupied lease charges	269	158
Change in contingent consideration	-	(600)
Income tax expense related to goodwill	26	36
Non-GAAP adjusted net income	$2,353	$3,472

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2023	2022
GAAP net loss attributable to common shareholders, per share	$(0.28)	$(0.19)
Impact of preferred stock dividend	0.25	0.27
Net (loss) income per end-of-period share	(0.03)	0.08

Foreign exchange gain	0.00	0.00
Stock-based compensation expense	0.07	0.06
Amortization of purchased intangible assets	0.09	0.11
Transaction and integration costs	0.00	0.01
Net loss on lease termination and unoccupied lease charges	0.02	0.01
Change in contingent consideration	0.00	(0.04)
Income tax expense related to goodwill	0.00	0.00
Non-GAAP adjusted earnings per share	$0.15	$0.23

End-of-period common shares	15,592,608	15,062,651
In-the-money warrants and outstanding unvested RSUs	630,094	790,926
Total fully diluted shares	16,222,702	15,853,577
Non-GAAP adjusted diluted earnings per share	$0.15	$0.22

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of March 31, 2023 and 2022. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on preferred stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both March 31, 2023 and 2022, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 65% and 66% for the three months ended March 31, 2023 and 2022, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented 25% for each of the three months ended March 31, 2023 and 2022.

We earned approximately 10% and 9% of our revenue from medical practice management services during the three months ended March 31, 2023 and 2022, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Net Loss on Lease Termination and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Unoccupied lease charges represent the portion of the lease and related costs for that portion of the space that is vacant and not being utilized by the Company. One of the leases that had unoccupied space ended in February 2023. The Company was able to turn back to the landlord one of the other unused facilities effective January 1, 2022.

Interest and Other Income (Expense). Interest expense consists primarily of interest costs related to our line of credit, term loans and amounts due in connection with acquisitions, offset by interest income. Other income (expense) results primarily from foreign currency transaction gains/(losses) and income earned from temporary cash investments.

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2023 and December 31, 2022.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability (current portion) and operating lease liability (noncurrent portion) in the consolidated balance sheets at March 31, 2023 and December 31, 2022. The Company does not have any finance leases.

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

As of March 31, 2023 and December 31, 2022, the carrying amounts of internally-developed capitalized software in use was $17.0 million and $16.6 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2023	2022
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	60.3%	64.2%
Selling and marketing	8.7%	6.7%
General and administrative	17.1%	15.8%
Research and development	3.6%	2.8%
Change in contingent consideration	0.0%	(1.7%)
Depreciation and amortization	10.1%	8.3%
Net loss on lease termination and unoccupied lease charges	0.9%	0.4%
Total operating expenses	100.7%	96.5%

Operating (loss) income	(0.7%)	3.5%

Interest expense - net	0.4%	0.3%
Other income - net	0.0%	0.2%
(Loss) income before provision for income taxes	(1.1%)	3.4%
Income tax provision	0.2%	0.2%
Net (loss) income	(1.3%)	3.2%

Comparison of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Net revenue	$30,001	$35,341	$(5,340)	(15%)

Net Revenue. Net revenue of $30.0 million for the three months ended March 31, 2023 decreased by $5.3 million or 15% from net revenue of $35.3 million for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 includes $19.5 million relating to technology-enabled business solutions, $6.6 million related to professional services and $3.0 million for medical practice management services. Revenue was negatively impacted by two large accounts from a 2020 acquisition that were winding down at the time of the acquisition and which transitioned to the systems of their acquirers during 2022. Revenue from these customers for the three months ended March 31, 2023 and 2022 was $1.0 million and $3.6 million, respectively, and is expected to be approximately $1.0 million for the remainder of 2023. Excluding these customers, revenue for the three months ended March 31, 2023 would have been $29.0 million, a decrease of 8.8% from $31.8 million in the three months ended March 31, 2022. (Refer to Forward-Looking Statements disclosure on page 2 of this Form 10-Q.)

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Direct operating costs	$18,107	$22,673	$(4,566)	(20%)
Selling and marketing	2,612	2,384	228	10%
General and administrative	5,120	5,585	(465)	(8%)
Research and development	1,078	985	93	9%
Change in contingent consideration	-	(600)	600	100%
Depreciation	492	449	43	10%
Amortization	2,546	2,491	55	2%
Net loss on lease termination and unoccupied lease charges	269	158	111	70%
Total operating expenses	$30,224	$34,125	$(3,901)	(11%)

Direct Operating Costs. Direct operating costs of $18.1 million for the three months ended March 31, 2023 decreased by $4.6 million or 20% compared to direct operating costs of $22.7 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, salary costs decreased by $2.9 million and outsourcing and processing costs decreased by $1.7 million. The decrease in the salary costs was due to the decrease in the Pakistan exchange rate, a decrease in the U.S. headcount and the redeployment of employees performing functions that were classified as direct operating costs due to lower revenue as well as functions classified as research and development expense for the three months ended March 31, 2023.

Selling and Marketing Expense. Selling and marketing expense of $2.6 million for the three months ended March 31, 2023 increased by $228,000 or 10% from selling and marketing expense of $2.4 million for the three months ended March 31, 2022. The increase was primarily related to additional emphasis on sales and marketing activities.

General and Administrative Expense. General and administrative expense of $5.1 million for the three months ended March 31, 2023 decreased by $465,000 or 8% compared to general and administrative expense of $5.6 million for the three months ended March 31, 2022. The decrease was primarily due to the decrease in salary costs of $519,000.

Research and Development Expense. Research and development expense of $1.1 million for the three months ended March 31, 2023 increased by approximately $93,000 from research and development expense of $985,000 for the three months ended March 31, 2022. The increase was due to the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense. During the three months ended March 31, 2023 and 2022, the Company capitalized approximately $2.2 million and $2.3 million, respectively, of development costs in connection with its internal-use software.

Change in Contingent Consideration. There was no change in contingent consideration during the quarter ended March 31, 2023 as the balance of contingent consideration was $0 at December 31, 2022. The change of $600,000 for the three months ended March 31, 2022 reflects the estimated decrease in the fair value of the contingent consideration from the medSR acquisition.

Depreciation. Depreciation of $492,000 for the three months ended March 31, 2023, increased by $43,000 or 10% from the depreciation of $449,000 for the three months ended March 31, 2022.

Amortization Expense. Amortization expense of $2.5 million for the three months ended March 31, 2023, increased by $55,000 or 2% from amortization expense of $2.5 million for the three months ended March 31, 2022. The increase in amortization expense was due to the capitalization of intangibles.

Net Loss on Lease Termination and Unoccupied Lease Charges. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the three months ended March 31, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less space. Charges of approximately $71,000 were incurred as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the three months ended March 31, 2023, of approximately $45,000. Unoccupied lease charges represent the portion of the lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022.

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Interest income	$20	$5	$15	300%
Interest expense	(150)	(100)	(50)	(50%)
Other income - net	17	83	(66)	(80%)
Income tax provision	65	64	(1)	(2%)

Interest Income. Interest income of $20,000 for the three months ended March 31, 2023 increased by $15,000 from interest income of $5,000 for the three months ended March 31, 2022. The interest income represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $150,000 for the three months ended March 31, 2023 increased by $50,000 or 50% from interest expense of $100,000 for the three months ended March 31, 2022. Interest expense includes the amortization of deferred financing costs, which was $48,000 and $30,000 during the three months ended March 31, 2023 and 2022, respectively.

Other Income – net. Other income – net was $17,000 for the three months ended March 31, 2023 compared to other income – net of $83,000 for the three months ended March 31, 2022. Other income or expense primarily represents foreign currency transaction gains or losses. These transaction gains or losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts receivable/payable between the entities. Whenever the exchange rate varies, the gains or losses are recorded in the consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $65,000 for the three months ended March 31, 2023, compared to the provision for income taxes of $64,000 for the three months ended March 31, 2022. As a result of the Company having certain net operating losses with an indefinite life under the current federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2023 and 2022. During 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was $45,000. This amount was recorded during the second quarter of 2022. Subsequently, the state deferred tax liability has been offset against state net operating losses to the extent allowable.

The current income tax expense for the three months ended March 31, 2023 was approximately $39,000, and includes state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2023 and December 31, 2022.

Liquidity and Capital Resources

During the three months ended March 31, 2023, there was positive cash flow from operations of $1.0 million and at March 31, 2023, the Company had $8.2 million in cash and positive working capital of $12.3 million. The Company has a revolving line of credit, and as of March 31, 2023, there was $10 million outstanding. As of March 31, 2023, the unused borrowing base was approximately $5.5 million. During the three months ended March 31, 2023, the Company sold 59,773 shares of 8.75% Series B Preferred Stock and raised $1.4 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$1,023	$3,087	$(2,064)	(67%)
Net cash used in investing activities	(3,039)	(2,797)	(242)	(9%)
Net cash used in financing activities	(1,787)	(342)	(1,445)	(423%)
Effect of exchange rate changes on cash	(335)	(152)	(183)	(120%)
Net decrease in cash and restricted cash	$(4,138)	$(204)	$(3,934)	(1,928%)

The loss before income taxes was $336,000 for the three months ended March 31, 2023, which included $3.0 million of non-cash depreciation and amortization. The income before income taxes was $1.2 million for the three months ended March 31, 2022, which included $2.9 million of non-cash depreciation and amortization.

Operating Activities

Net cash provided by operating activities was $1.0 million and $3.1 million during the three months ended March 31, 2023 and 2022, respectively. This decrease was primarily the result of the decrease in net income of $1.5 million which included the following changes in non-cash items: an increase in depreciation and amortization of $125,000 and an increase in stock-based compensation of $185,000.

Accounts receivable increased by $156,000 for the three months ended March 31, 2023 compared with an increase of $1.6 million for the three months ended March 31, 2022. Accounts payable, accrued compensation and accrued expenses decreased by $2.6 million during the three months ended March 31, 2023 compared with a decrease of $1.1 million for the three months ended March 31, 2022. The contract asset and other assets increased by $699,000 and $518,000, respectively, during the quarter ended March 31, 2023.

Investing Activities

Net cash used in investing activities was $3.0 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures were $835,000 and $544,000 for the three months ended March 31, 2023 and 2022, respectively. The capital expenditures for the three months ended March 31, 2023 and 2022 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $2.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $1.8 million and $342,000 during the three months ended March 31, 2023 and 2022, respectively. Cash used in financing activities during the three months ended March 31, 2023 included $3.9 million of preferred stock dividends, $236,000 of repayments for debt obligations and $1.1 million of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities during the three months ended March 31, 2022 included $3.9 million of preferred stock dividends, $251,000 of repayments for debt obligations and $775,000 of tax withholding obligations paid in connection with stock awards issued to employees. During the three months ended March 31, 2022, the Company received net proceeds from the sale of Series B Preferred Stock of $26.6 million of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of March 31, 2023. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023, and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2023, talkMD had not yet commenced operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and l5d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 7, Commitments And Contingencies” of the Notes to Consolidated Financial Statements in this Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 2, 2023, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

We Maintain Our Cash at Financial Institutions, Often in Balances That Exceed Federally Insured Limits.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to the Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Principal Financial Officer pursuant to the Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: May 4, 2023

By:	/s/ Bill Korn
Bill Korn
Chief Financial Officer
Date: May 4, 2023

