Form 10-Q
period 2023-06-30
CareCloud, Inc.
filed 2023-08-03
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36529

CareCloud, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7 Clyde Road
Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCLD	Nasdaq Global Market
11% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	CCLDP	Nasdaq Global Market
8.75% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	CCLDO	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 30, 2023, the registrant had 15,628,097 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$7,666	$12,299
Accounts receivable - net	12,018	14,773
Contract asset	4,834	4,399
Inventory	402	381
Current assets - related party	16	16
Prepaid expenses and other current assets	2,880	2,785
Total current assets	27,816	34,653
Property and equipment - net	4,747	5,056
Operating lease right-of-use assets	4,427	4,921
Intangible assets - net	27,923	29,520
Goodwill	61,186	61,186
Other assets	737	838
TOTAL ASSETS	$126,836	$136,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,179	$5,681
Accrued compensation	3,147	4,248
Accrued expenses	3,933	4,432
Operating lease liability (current portion)	1,986	2,273
Deferred revenue (current portion)	1,242	1,386
Notes payable (current portion)	5	319
Dividend payable	4,120	4,059
Total current liabilities	19,612	22,398
Notes payable	11	13
Borrowings under line of credit	10,000	8,000
Operating lease liability	2,731	3,207
Deferred revenue	370	342
Deferred tax liability	589	525
Total liabilities	33,313	34,485
COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 shares at June 30, 2023 and December 31, 2022. Series B, issued and outstanding 1,454,392 and 1,344,128 shares at June 30, 2023 and December 31, 2022, respectively	6	6
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 16,368,896 and 15,970,204 shares at June 30, 2023 and December 31, 2022, respectively. Outstanding 15,628,097 and 15,229,405 shares at June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	126,857	130,987
Accumulated deficit	(28,040)	(25,621)
Accumulated other comprehensive loss	(4,654)	(3,037)
Less: 740,799 common shares held in treasury, at cost at June 30, 2023 and December 31, 2022	(662)	(662)
Total shareholders’ equity	93,523	101,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,836	$136,174

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET REVENUE	$29,362	$37,228	$59,363	$72,569
OPERATING EXPENSES:
Direct operating costs	17,476	21,787	35,583	44,460
Selling and marketing	2,580	2,426	5,192	4,810
General and administrative	5,916	6,394	11,036	11,979
Research and development	1,185	1,098	2,263	2,083
Change in contingent consideration	-	(630)	-	(1,230)
Depreciation and amortization	3,341	2,936	6,379	5,876
Net loss on lease terminations and unoccupied lease charges	153	463	422	621
Total operating expenses	30,651	34,474	60,875	68,599
OPERATING (LOSS) INCOME	(1,289)	2,754	(1,512)	3,970
OTHER:
Interest income	52	3	72	8
Interest expense	(327)	(107)	(477)	(207)
Other (expense) income - net	(186)	112	(169)	195
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(1,750)	2,762	(2,086)	3,966
Income tax provision	82	25	147	89
NET (LOSS) INCOME	$(1,832)	$2,737	$(2,233)	$3,877

Preferred stock dividend	3,910	3,776	7,841	7,813
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,742)	$(1,039)	$(10,074)	$(3,936)

Net loss per common share: basic and diluted	$(0.37)	$(0.07)	$(0.65)	$(0.26)
Weighted-average common shares used to compute basic and diluted loss per share	15,615,760	15,070,147	15,518,965	15,031,363

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
NET (LOSS) INCOME	$(1,832)	$2,737	$(2,233)	$3,877
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	94	(990)	(1,617)	(1,245)
COMPREHENSIVE (LOSS) INCOME	$(1,738)	$1,747	$(3,850)	$2,632

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2023 before adoption of ASC 326	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689
Cumulative effect of adopting ASC 326	-	-	-	-	-	-	-	(186)	-	-	(186)
Balance - January 1, 2023 after adoption	4,526,231	5	1,344,128	1	15,970,204	16	130,987	(25,807)	(3,037)	(662)	101,503
Net loss	-	-	-	-	-	-	-	(401)	-	-	(401)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,711)	-	(1,711)
Issuance of stock under the equity incentive plan	-	-	41,491	-	343,203	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,185	-	-	-	1,185
Shares issued for services	-	-	-	-	20,000	-	-	-	-	-	-
Issuance of Series B Preferred Stock	-	-	59,773	-	-	-	1,437	-	-	-	1,437
Preferred stock dividends	-	-	-	-	-	-	(3,931)	-	-	-	(3,931)
Balance - March 31, 2023	4,526,231	$5	1,445,392	$1	16,333,407	$16	$129,678	$(26,208)	$(4,748)	$(662)	$98,082

Balance - April 1, 2023	4,526,231	$5	1,445,392	$1	16,333,407	$16	$129,678	$(26,208)	$(4,748)	$(662)	$98,082
Net loss	-	-	-	-	-	-	-	(1,832)	-	-	(1,832)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	94	-	94
Issuance of stock under the equity incentive plan	-	-	9,000	-	15,489	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,089	-	-	-	1,089
Shares issued for services	-	-	-	-	20,000	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(3,910)	-	-	-	(3,910)
Balance - June 30, 2023	4,526,231	$5	1,454,392	$1	16,368,896	$16	$126,857	$(28,040)	$(4,654)	$(662)	$93,523

Balance - January 1, 2022	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	-	-	-	-	-	-	-	1,140	-	-	1,140
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(255)	-	(255)
Issuance of stock under the equity incentive plan	22,319	-	-	-	145,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	887	-	-	-	887
Redemption of Series A Preferred Stock	(800,000)	-	-	-	-	-	(20,000)	-	-	-	(20,000)
Issuance of Series B Preferred Stock	-	-	1,150,372	1	-	-	26,637	-	-	-	26,638
Stock issuance costs	-	-	-	-	-	-	(11)	-	-	-	(11)
Preferred stock dividends	-	-	-	-	-	-	(4,037)	-	-	-	(4,037)
Balance - March 31, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293

Balance - April 1, 2022	4,521,546	$5	1,150,372	$1	15,803,450	$16	$134,855	$(29,913)	$(2,009)	$(662)	$102,293
Net income	-	-	-	-	-	-	-	2,737	-	-	2,737
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(990)	-	(990)
Issuance of stock under the equity incentive plan	4,685	-	10,000	-	15,809	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,257	-	-	-	1,257
Redemption of Series A Preferred Stock	-	-	-	-	-	-	(5)	-	-	-	(5)
Issuance of Series B Preferred Stock	-	-	49,876	-	-	-	1,223	-	-	-	1,223
Stock issuance costs	-	-	-	-	-	-	(10)	-	-	-	(10)
Preferred stock dividends	-	-	-	-	-	-	(3,776)	-	-	-	(3,776)
Balance - June 30, 2022	4,526,231	$5	1,210,248	$1	15,819,259	$16	$133,544	$(27,176)	$(2,999)	$(662)	$102,729

For all periods presented, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

($ in thousands)

	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(2,233)	$3,877
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,663	6,159
Lease amortization	1,153	1,658
Deferred revenue	(116)	387
Provision for doubtful accounts	302	580
Provision for deferred income taxes	64	28
Foreign exchange loss (gain)	176	(159)
Interest accretion	325	323
Gain on sale of assets	-	(6)
Stock-based compensation expense	2,574	2,071
Change in contingent consideration	-	(1,230)
Changes in operating assets and liabilities:
Accounts receivable	2,267	(2,558)
Contract asset	(435)	25
Inventory	(21)	127
Other assets	(318)	(264)
Accounts payable and other liabilities	(2,993)	(2,892)
Net cash provided by operating activities	7,408	8,126
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,621)	(973)
Capitalized software	(4,456)	(4,654)
Net cash used in investing activities	(6,077)	(5,627)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(7,780)	(7,683)
Settlement of tax withholding obligations on stock issued to employees	(1,166)	(910)
Repayments of notes payable	(316)	(338)
Stock issuance costs	-	(21)
Proceeds from issuance of Series B Preferred Stock, net of expenses	1,437	27,860
Redemption of Series A Preferred Stock	-	(20,005)
Proceeds from line of credit	12,700	17,500
Repayment of line of credit	(10,700)	(18,500)
Net cash used in financing activities	(5,825)	(2,097)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(139)	(522)
NET DECREASE IN CASH AND RESTRICTED CASH	(4,633)	(120)
CASH AND RESTRICTED CASH - Beginning of the period	12,299	10,340
CASH AND RESTRICTED CASH - End of the period	$7,666	$10,220
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$4,120	$3,986
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$111	$128
Interest	$341	$93

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

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

CareCloud has its corporate office in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka. During the second quarter of 2023, the Company formed a wholly owned subsidiary, CareCloud ME Health Consultancy LLC, in the United Arab Emirates, which has not yet begun operations.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2023.

Significant Accounting Policies — During the six months ended June 30, 2023, there were no changes to the Company’s significant accounting policies, other than the adoption of ASU 2016-13 discussed below, from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

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

3. GOODWILL AND INTANGIBLE ASSETS-NET

The following is the summary of the carrying amount of goodwill for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
	($ in thousands)
Beginning gross balance	$61,186	$61,186
Acquisitions	-	-
Ending gross balance	$61,186	$61,186

Intangible assets – net as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	25,165	21,547
Non-compete agreements	1,236	1,236
Other intangible assets	8,417	8,415
Total intangible assets	82,415	78,795
Less: Accumulated amortization	54,492	49,275
Intangible assets - net	$27,923	$29,520

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense was approximately $5.4 million and $4.9 million for the six months ended June 30, 2023 and 2022. The weighted-average amortization period is three years.

As of June 30, 2023, future amortization scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2023 (six months)	$7,180
2024	10,237
2025	6,992
2026	2,464
2027	300
Thereafter	750
Total	$27,923

4. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(5,742)	$(1,039)	$(10,074)	$(3,936)
Weighted-average common shares used to compute basic and diluted loss per share	15,615,760	15,070,147	15,518,965	15,031,363
Net loss attributable to common shareholders per share - basic and diluted	$(0.37)	$(0.07)	$(0.65)	$(0.26)

At June 30, 2023, the 605,689 unvested equity restricted stock units (“RSUs”) as discussed in Note 11 and 128,489 unexercised warrants expiring between July 2023 and September 2023 with exercise prices between $5.00 to $5.26 have been excluded from the above calculations as they were anti-dilutive. At June 30, 2022, the 433,251 unvested equity RSUs and 1,353,489 unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

5. DEBT

Bank Debt —The Company has a revolving line of credit with Silicon Valley Bank (“SVB”). The Company’s credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years. The financial covenants were also slightly modified for 2023 and subsequent years.

As of June 30, 2023 and December 31, 2022, there was $10 million and $8 million, respectively, of borrowings under the credit facility. Interest on the revolving line of credit is currently charged at the prime rate plus 1.50%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five years exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the credit line in the third quarter of 2018, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant and expire in September 2023. The credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $100,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.

During March 2023, SVB became a division of First-Citizens Bank & Trust Company. The agreements that governed the former SVB relationship remain in place. There was no change to the terms of the credit agreement.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of June 30, 2023 and December 31, 2022, the Company held cash of approximately $75,000 and $1.8 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Vehicle Financing Notes — The Company financed certain vehicle purchases in the United States. The vehicle financing notes have six year terms and were issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is currently 4.55%.

6. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company does not have any finance leases.

As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rates, which are derived from information available at the lease commencement date, in determining the present value of lease payments. We give consideration to our bank financing arrangements, geographical location and collateralization of assets when calculating our incremental borrowing rates. We review our incremental borrowing rate on a quarterly basis.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. During the three and six months ended June 30, 2023, there were approximately $11,000 and $163,000, respectively, of unoccupied lease charges for two of the Company’s facilities. During the three and six months ended June 30, 2022, there were approximately $266,000 and $529,000, respectively, of unoccupied lease charges. During the six months ended June 30, 2022, there was a gain on lease termination of approximately $105,000.

During the six months ended June 30, 2023, the Miami office lease that we assumed in connection with an acquisition ended, and we entered into a new lease arrangement with the landlord for significantly less office space. Charges of approximately $71,000 were incurred as a result of vacating the former premises. During the three months ended June 30, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $197,000. This termination of lease resulted in additional costs for the three and six months ended June 30, 2023, of approximately $115,000 and $161,000, respectively. In addition, during the three months ended June 30, 2023, the Company paid approximately $27,000 to settle a claim regarding a lease termination in India. These amounts are included in net loss on lease terminations and unoccupied lease charges in the consolidated statements of operations.

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the consolidated statements of operations based on the nature of the expense. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 8.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Operating lease cost	$598	$905	$1,399	$1,877
Short-term lease cost	-	35	-	75
Variable lease cost	14	10	19	19
Total - net lease cost	$612	$950	$1,418	$1,971

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2023 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	June 30, 2023	December 31, 2022
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,427	$4,921

Current operating lease liabilities	$1,986	$2,273
Non-current operating lease liabilities	2,731	3,207
Total operating lease liabilities	$4,717	$5,480

Operating leases:
ROU assets	$5,640	$8,293
Asset lease expense	(1,153)	(3,286)
Foreign exchange loss	(60)	(86)
ROU assets, net	$4,427	$4,921

Weighted average remaining lease term (in years):
Operating leases	4.3	5.1
Weighted average discount rate:
Operating leases	12.3%	7.9%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$754	$1,158	$1,661	$2,370

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$433	$15	$720	$442

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2023 (six months)	$1,423
2024	1,847
2025	1,113
2026	362
2027	228
Thereafter	1,642
Total lease payments	6,615
Less: imputed interest	(1,898)
Total lease obligations	4,717
Less: current obligations	(1,986)
Long-term lease obligations	$2,731

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

8. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $31,000 and $6,000 for the three months ended June 30, 2023 and 2022, respectively, and $50,000 and $11,000 for the six months ended June 30, 2023 and 2022, respectively. As of both June 30, 2023, and December 31, 2022, the accounts receivable balance due from this customer was approximately $10,000, and is included in accounts receivable - net in the consolidated balance sheets.

The Company leases its corporate office in New Jersey, a temporary housing apartment for foreign visitors, a storage facility, its operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for both the three months ended June 30, 2023 and 2022 was approximately $50,000, and was approximately $102,000 and $101,000 for the six months ended June 30, 2023 and 2022, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company spent approximately $1.1 million and $432,000 to upgrade the related party leased facilities. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both June 30, 2023 and December 31, 2022. The Company also leases two facilities used for temporary housing from a U.S. employee for approximately $6,200 per month.

Included in the ROU asset at June 30, 2023 is approximately $346,000 applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2023 is approximately $152,000 and $189,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2022 is approximately $467,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2022 is approximately $158,000 and $301,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its former non-independent directors whereby that director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company may make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the former director received 14,000 shares of Series B Preferred Stock in February 2023 and will receive an additional 14,000 shares in January 2024. All of the payments made were capitalized and are being amortized over the service period. The amortization is recorded as stock compensation in general and administrative expense in the consolidated statement of operations. All such shares of the Series B Preferred Stock are or will be issued in accordance with the Company’s Amended and Restated 2014 Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provides that any transaction fees due will be offset against the last two above payments before any amounts are due to that former director. There were no transaction fees through June 30, 2023.

9. SHAREHOLDERS’ EQUITY

The Company has the right to sell up to $35 million of its Series B Preferred Stock using its preferred stock at-the-market facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the six months ended June 30, 2023, the Company sold 59,773 shares of Series B Preferred Stock and received net proceeds of approximately $1.4 million under this ATM facility. The Company also has the right to sell up to $50 million of its common stock using a common stock ATM facility. The underwriters of the common stock ATM also receive 3% of the gross proceeds. During the six months ended June 30, 2023, no shares of common stock were issued under this ATM.

During the six months ended June 30, 2022, the Company sold 1,210,248 shares of Series B Preferred Stock and received net proceeds of approximately $27.9 million. On March 18, 2022, the Company used a portion of these proceeds to redeem 800,000 shares of the Company’s 11% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

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

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Healthcare IT:	($ in thousands)
Technology-enabled business solutions	$19,620	$23,589	$39,115	$46,831
Professional services	5,504	9,824	12,064	18,138
Printing and mailing services	687	458	1,400	921
Group purchasing services	174	158	360	292
Medical Practice Management:
Medical practice management services	3,377	3,199	6,424	6,387
Total	$29,362	$37,228	$59,363	$72,569

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions, which typically include revenue cycle management services, is billed as a percentage of payments collected by our customers. The fee for our services often includes the ability to use our electronic health records (“EHR”) and practice management software as well as revenue cycle management (“RCM”) as part of the bundled fee.

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

For the majority of our revenue cycle management contracts, the total transaction price is variable because our obligation is to process an unknown quantity of claims, as and when requested by our customers over the contract period. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with variable consideration is subsequently resolved. Estimates to determine variable consideration such as payment-to-charge ratios, effective billing rates, and the estimated contractual payment periods are updated at each reporting date. Revenue is recognized over the performance period using the input method.

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

Our digital health services, which began generating revenue in mid-2022, include chronic care management, where a care manager conducts remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. It also includes remote patient monitoring where our system monitors recordings from FDA-approved internet connected devices. These devices record patient trends and alerts the physician to changes which might trigger the need for additional follow-up visits. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the services. The performance obligation for remote patient monitoring is satisfied over time as the patient receives the services. The revenue for these services for the three and six months ended June 30, 2023 was approximately $407,000 and $553,000, respectively.

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

Information about contract balances:

As of June 30, 2023, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.5 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $305,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2023	$14,773	$4,399	$1,386	$342
(Decrease) increase, net	(2,755)	435	(144)	28
Balance as of June 30, 2023	$12,018	$4,834	$1,242	$370

Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
Increase (decrease), net	1,978	(25)	365	22
Balance as of June 30, 2022	$18,984	$4,700	$1,450	$363

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $590,000 and $762,000 at June 30, 2023 and 2022, respectively, and are included in the other assets amounts in the consolidated balance sheets.

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the six months ended June 30, 2023, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Six Months Ended	Year Ended
	June 30, 2023	December 31, 2022
	($ in thousands)
Beginning balance	$823	$537
Adoption of ASC 326	186	-
Provision	302	740
Recoveries/adjustments	14	313
Write-offs	(468)	(767)
Ending balance	$857	$823

11. STOCK-BASED COMPENSATION

During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the Company’s Amended and Restated 2014 Equity Incentive Plan (the “A&R Plan”) for future issuance. As of June 30, 2023, 975,045 shares of common stock and 38,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

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

In February 2023, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of shares and the amount based on specified criteria being achieved during the year 2023. For the three and six months ended June 30, 2023, an expense of approximately $252,000 and $375,000, respectively, was recorded for these bonuses based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the A&R Plan for the six months ended June 30, 2023 and 2022:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2023	645,475	-	80,462
Granted	553,191	-	62,000
Vested	(520,770)	-	(66,263)
Forfeited	(29,744)	-	-
Outstanding and unvested shares at June 30, 2023	648,152	-	76,199

Outstanding and unvested shares at January 1, 2022	418,039	34,000	-
Granted	362,756	-	44,000
Vested	(234,874)	(34,000)	(10,000)
Forfeited	(35,870)	-	-
Outstanding and unvested shares at June 30, 2022	510,051	-	34,000

The liability for the 42,463 cash-settled awards and the liability for withheld taxes in connection with the equity awards was approximately $540,000 and $1.0 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued compensation in the consolidated balance sheets. During the six months ended June 30, 2022, approximately $13,000 was paid in connection with the cash-settled awards. No amounts were paid in connection with cash-settled awards during the six months ended June 30, 2023.

Stock-based compensation expense

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2023 and 2022:

Stock-based compensation included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Direct operating costs	$300	$201	$388	$418
General and administrative	848	765	1,453	1,145
Research and development	42	73	79	143
Selling and marketing	312	145	654	365
Total stock-based compensation expense	$1,502	$1,184	$2,574	$2,071

12. INCOME TAXES

The income tax expense for the three months ended June 30, 2023 was approximately $82,000 comprised of a current tax expense of $44,000 and a deferred tax expense of $38,000. The income tax expense for the six months ended June 30, 2023 was approximately $147,000 comprised of a current tax expense of $83,000 and a deferred tax expense of $64,000.

The income tax expense for the three months ended June 30, 2022 was approximately $25,000 comprised of a current tax expense of $34,000 and a deferred tax benefit of $9,000. The income tax expense for the six months ended June 30, 2022 was approximately $89,000 comprised of a current tax expense of $62,000 and a deferred tax expense of $27,000.

The current income tax provision for the six months ended June 30, 2023 and 2022 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision (benefit) for the three and six months ended June 30, 2023 and 2022 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, the federal deferred tax provision has been offset by the indefinite life net operating loss.

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

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of June 30, 2023 and December 31, 2022.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of assets and liabilities required to be measured at fair value are categorized based upon the level of judgement associated with the inputs used to measure their value in one of the following three categories:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at June 30, 2023 or December 31, 2022.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at June 30, 2022 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. As of June 30, 2022, the contingent consideration was valued using a Monte Carlo simulation model. There was no contingent consideration recorded at June 30, 2023 or December 31, 2022 as the earn-out period ended November 30, 2022 and no amounts were determined payable to the seller as they did not meet the contractual terms.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3 Six Months Ended June 30,
	2023	2022
	($ in thousands)
Balance - January 1,	$-	$3,090
Acquisitions	-	-
Change in fair value	-	(1,230)
Payments	-	-
Balance - June 30,	$-	$1,860

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

	Six Months Ended June 30, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$52,939	$6,424	$-	$59,363
Operating expenses:
Direct operating costs	30,634	4,949	-	35,583
Selling and marketing	5,174	18	-	5,192
General and administrative	5,746	896	4,394	11,036
Research and development	2,263	-	-	2,263
Depreciation and amortization	6,200	179	-	6,379
Loss on lease terminations and unoccupied lease charges	422	-	-	422
Total operating expenses	50,439	6,042	4,394	60,875
Operating income (loss)	$2,500	$382	$(4,394)	$(1,512)

	Three Months Ended June 30, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$25,985	$3,377	$-	$29,362
Operating expenses:
Direct operating costs	14,941	2,535	-	17,476
Selling and marketing	2,570	10	-	2,580
General and administrative	3,250	448	2,218	5,916
Research and development	1,185	-	-	1,185
Depreciation and amortization	3,251	90	-	3,341
Loss on lease terminations and unoccupied lease charges	153	-	-	153
Total operating expenses	25,350	3,083	2,218	30,651
Operating income (loss)	$635	$294	$(2,218)	$(1,289)

	Six Months Ended June 30, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$66,182	$6,387	$-	$72,569
Operating expenses:
Direct operating costs	39,296	5,164	-	44,460
Selling and marketing	4,797	13	-	4,810
General and administrative	6,982	857	4,140	11,979
Research and development	2,083	-	-	2,083
Change in contingent consideration	(1,230)	-	-	(1,230)
Depreciation and amortization	5,699	177	-	5,876
Net loss on lease terminations and unoccupied lease charges	621	-	-	621
Total operating expenses	58,248	6,211	4,140	68,599
Operating income (loss)	$7,934	$176	$(4,140)	$3,970

	Three Months Ended June 30, 2022
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$34,029	$3,199	$-	$37,228
Operating expenses:
Direct operating costs	19,285	2,502	-	21,787
Selling and marketing	2,421	5	-	2,426
General and administrative	3,582	420	2,392	6,394
Research and development	1,098	-	-	1,098
Change in contingent consideration	(630)	-	-	(630)
Depreciation and amortization	2,847	89	-	2,936
Net loss on lease terminations and unoccupied lease charges	463	-	-	463
Total operating expenses	29,066	3,016	2,392	34,474
Operating income (loss)	$4,963	$183	$(2,392)	$2,754

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2023 and 2022, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

COVID-19 Update

In response to the COVID-19 pandemic, we implemented a business continuity plan to respond quickly and provide ongoing guidance so that we could continue offering our clients uninterrupted products, services and support while also protecting our employees. We believe these actions have been successful and that the pandemic, and our responses, have not significantly affected our financial results for the six months ended June 30, 2023.

Refer to Part I, Item 1A. Risk Factors, Risks Related to Our Business in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023 for further discussion of the potential impact of the COVID-19 pandemic on our business.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First-Citizens Bank & Trust Company in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of June 30, 2023 and December 31, 2022, the Company held cash of approximately $75,000 and $1.8 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Overview

The Company is a healthcare information technology company that provides technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Our integrated Software-as-a-Service (“SaaS”) platform includes revenue cycle management (“RCM”), practice management (“PM”), electronic health record (“EHR”), business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems. The Company also offers printing and mailing and group purchasing services.

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

Our professional services solutions can be categorized as follows:

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 500 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,400 team members that are approximately 13% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 13% and 11% of total expenses for the six months ended June 30, 2023 and 2022, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 79% and 80% for the six months ended June 30, 2023 and 2022, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net (loss) income:

●	Income tax expense or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease terminations and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net revenue	$29,362	$37,228	$59,363	$72,569

GAAP net (loss) income	(1,832)	2,737	(2,233)	3,877

Provision for income taxes	82	25	147	89
Net interest expense	275	104	405	199
Foreign exchange loss (gain) / other expense	191	(108)	183	(164)
Stock-based compensation expense	1,502	1,184	2,574	2,071
Depreciation and amortization	3,341	2,936	6,379	5,876
Transaction and integration costs	107	306	179	408
Net loss on lease terminations and unoccupied lease charges	153	463	422	621
Change in contingent consideration	-	(630)	-	(1,230)
Adjusted EBITDA	$3,819	$7,017	$8,056	$11,747

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating (loss) income:

●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;

●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease terminations and unoccupied lease charges; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Net revenue	$29,362	$37,228	$59,363	$72,569

GAAP net (loss) income	(1,832)	2,737	(2,233)	3,877
Provision for income taxes	82	25	147	89
Net interest expense	275	104	405	199
Other expense (income) - net	186	(112)	169	(195)
GAAP operating (loss) income	(1,289)	2,754	(1,512)	3,970
GAAP operating margin	(4.4%)	7.4%	(2.5%)	5.5%

Stock-based compensation expense	1,502	1,184	2,574	2,071
Amortization of purchased intangible assets	1,251	1,651	2,574	3,456
Transaction and integration costs	107	306	179	408
Net loss on lease terminations and unoccupied lease charges	153	463	422	621
Change in contingent consideration	-	(630)	-	(1,230)
Non-GAAP adjusted operating income	$1,724	$5,728	$4,237	$9,296
Non-GAAP adjusted operating margin	5.9%	15.4%	7.1%	12.8%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net (loss) income:

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease terminations and unoccupied lease charges;
●	Change in contingent consideration; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net (loss) income to non-GAAP adjusted net income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
GAAP net (loss) income	$(1,832)	$2,737	$(2,233)	$3,877

Foreign exchange loss (gain) / other expense	191	(108)	183	(164)
Stock-based compensation expense	1,502	1,184	2,574	2,071
Amortization of purchased intangible assets	1,251	1,651	2,574	3,456
Transaction and integration costs	107	306	179	408
Net loss on lease terminations and unoccupied lease charges	153	463	422	621
Change in contingent consideration	-	(630)	-	(1,230)
Income tax expense (benefit) related to goodwill	38	(9)	64	27
Non-GAAP adjusted net income	$1,410	$5,594	$3,763	$9,066

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net loss attributable to common shareholders, per share	$(0.37)	$(0.07)	$(0.65)	$(0.26)
Impact of preferred stock dividend	0.25	0.25	0.51	0.52
Net (loss) income per end-of-period share	(0.12)	0.18	(0.14)	0.26

Foreign exchange loss (gain) / other expense	0.01	(0.01)	0.01	(0.01)
Stock-based compensation expense	0.10	0.08	0.16	0.14
Amortization of purchased intangible assets	0.08	0.11	0.16	0.22
Transaction and integration costs	0.01	0.02	0.01	0.03
Net loss on lease terminations and unoccupied lease charges	0.01	0.03	0.03	0.04
Change in contingent consideration	0.00	(0.04)	0.00	(0.08)
Income tax expense related to goodwill	0.00	0.00	0.01	0.00
Non-GAAP adjusted earnings per share	$0.09	$0.37	$0.24	$0.60

End-of-period common shares	15,628,097	15,078,460	15,628,097	15,078,460
In-the-money warrants and outstanding unvested RSUs	605,689	433,251	605,689	433,251
Total fully diluted shares	16,233,786	15,511,711	16,233,786	15,511,711
Non-GAAP adjusted diluted earnings per share	$0.09	$0.36	$0.23	$0.58

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of June 30, 2023 and 2022. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on preferred stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both June 30, 2023 and 2022, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 67% and 63% of our revenues during the three months ended June 30, 2023 and 2022, respectively, and 66% and 65% for the six months ended June 30, 2023 and 2022, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 22% and 28% of revenues for the three months ended June 30, 2023 and 2022, respectively, and 23% and 26% for the six months ended June 30, 2023 and 2022, respectively.

We earned approximately 11% of our revenue from medical practice management services during both the three and six months ended June 30, 2023 and approximately 9% during both the three and six months ended June 30, 2022. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Net Loss on Lease Terminations and Unoccupied Lease Charges. Net loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Unoccupied lease charges represent the portion of the lease and related costs for that portion of the space that is vacant and not being utilized by the Company. One of the leases that had unoccupied space ended in February 2023. The Company was able to turn back to the landlord one of the other unused facilities effective January 1, 2022.

Interest Income, Interest Expense and Other (Expense) Income. Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, term loans and the amortization of deferred financing costs. Other (expense) income results primarily from foreign currency transaction (losses)/gains.

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2023 and December 31, 2022.

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

Capitalized Software Costs:

As of June 30, 2023 and December 31, 2022, the carrying amounts of internally-developed capitalized software in use was $17.6 million and $16.6 million, respectively. The increase in the capitalized software costs represents the continued investment in proprietary technology.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	59.5%	58.5%	59.9%	61.3%
Selling and marketing	8.8%	6.5%	8.7%	6.6%
General and administrative	20.1%	17.2%	18.6%	16.5%
Research and development	4.0%	2.9%	3.8%	2.9%
Change in contingent consideration	0.0%	(1.7%)	0.0%	(1.7%)
Depreciation and amortization	11.4%	7.9%	10.7%	8.1%
Net loss on lease terminations and unoccupied lease charges	0.5%	1.2%	0.7%	0.9%
Total operating expenses	104.3%	92.5%	102.4%	94.6%

Operating (loss) income	(4.3%)	7.5%	(2.4%)	5.4%

Interest expense - net	0.9%	0.3%	0.7%	0.3%
Other (expense) income - net	(0.6%)	0.3%	(0.3%)	0.3%
(Loss) income before provision for income taxes	(5.8%)	7.5%	(3.4%)	5.4%
Income tax provision	0.3%	0.1%	0.2%	0.1%
Net (loss) income	(6.1%)	7.4%	(3.6%)	5.3%

Comparison of the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	($ in thousands)
Net revenue	$29,362	$37,228	$(7,866)	(21%)	$59,363	$72,569	$(13,206)	(18%)

Net Revenue. Net revenue of $29.4 million and $59.4 million for the three and six months ended June 30, 2023, respectively, decreased by $7.9 million or 21% and $13.2 million or 18% from net revenue of $37.2 million and $72.6 million for the three and six months ended June 30, 2022, respectively. Revenue for the three and six months ended June 30, 2023 includes $19.6 million and $39.1 million relating to technology-enabled business solutions, $5.5 million and $12.1 million related to professional services and $3.4 million and $6.4 million for medical practice management services, respectively.

There was a $4.3 million and $6.1 million decrease in project-based professional services revenue for the three and six months ended June 30, 2023 compared to the same periods in the prior year. The 2023 revenue was also negatively impacted by two large accounts that had each been acquired prior to our beginning to serve them after a 2020 acquisition. They were each winding down at the time of our acquisition and transitioned to the systems of their acquirers during 2022. Revenue from these two customers for the three months ended June 30, 2023 and 2022 was $1.0 million and $4.2 million, respectively. Revenue from these customers for the six months ended June 30, 2023 was $2.0 million, accounting for approximately $5.7 million of the decline in revenue. Revenue from these customers is expected to be approximately $0.5 million for the remainder of 2023. (Refer to Forward-Looking Statements disclosure on page 2 of this Form 10-Q.)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	($ in thousands)
Direct operating costs	$17,476	$21,787	$(4,311)	(20%)	$35,583	$44,460	$(8,877)	(20%)
Selling and marketing	2,580	2,426	154	6%	5,192	4,810	382	8%
General and administrative	5,916	6,394	(478)	(7%)	11,036	11,979	(943)	(8%)
Research and development	1,185	1,098	87	8%	2,263	2,083	180	9%
Change in contingent consideration	-	(630)	630	(100%)	-	(1,230)	1,230	(100%)
Depreciation	511	482	29	6%	1,003	931	72	8%
Amortization	2,830	2,454	376	15%	5,376	4,945	431	9%
Net loss on lease terminations and unoccupied lease charges	153	463	(310)	(67%)	422	621	(199)	(32%)
Total operating expenses	$30,651	$34,474	$(3,823)	(11%)	$60,875	$68,599	$(7,724)	(11%)

Direct Operating Costs. Direct operating costs of $17.5 million and $35.6 million for the three and six months ended June 30, 2023, respectively, decreased by $4.3 million or 20% and $8.9 million or 20% compared to direct operating costs of $21.8 million and $44.5 million for the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, salary costs decreased by $3.1 million and $6.0 million, outsourcing and processing costs decreased by $621,000 and $2.3 million and other costs such as medical supplies, vaccines, rent and consultancy fees decreased by $173,000 and $594,000, respectively. The decrease in the salary costs was due to the decrease in the Pakistan exchange rate, a decrease in the U.S. headcount and the redeployment of employees performing functions that were classified as direct operating costs due to lower revenue as well as functions classified as research and development expense for the six months ended June 30, 2023.

Selling and Marketing Expense. Selling and marketing expense of $2.6 million and $5.2 million for the three and six months ended June 30, 2023, respectively, increased by $154,000 or 6% and $382,000 or 8% from selling and marketing expense of $2.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively. The increase was the result of additional emphasis on sales and marketing activities.

General and Administrative Expense. General and administrative expense of $5.9 million and $11.0 million for the three and six months ended June 30, 2023, respectively, decreased by $478,000 or 7% and $943,000 or 8% compared to general and administrative expense of $6.4 million and $12.0 million for the three and six months ended June 30, 2022, respectively. The decrease was primarily due to the decrease in salary costs of $558,000 and $1.1 million for the three and six months ended June 30, 2023, respectively.

Research and Development Expense. Research and development expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2023, respectively, increased by approximately $87,000 or 8% and $180,000 or 9% from research and development expense of $1.1 million and $2.1 million for the three and six months ended June 30, 2022, respectively. The increase was due to the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense. During the six months ended June 30, 2023 and 2022, the Company capitalized approximately $4.5 million and $4.7 million, respectively, of development costs in connection with its internal-use software.

Change in Contingent Consideration. There was no change in contingent consideration during the six months ended June 30, 2023 as the balance of contingent consideration was $0 at December 31, 2022. The change of $630,000 and $1.2 million for the three and six months ended June 30, 2022, respectively, reflected the estimated decrease in the fair value of the contingent consideration from the medSR acquisition.

Depreciation. Depreciation of $511,000 and $1.0 million for the three and six months ended June 30, 2023, respectively, increased by $29,000 or 6% and $72,000 or 8% from the depreciation of $482,000 and $931,000 for the three and six months ended June 30, 2022, respectively.

Amortization Expense. Amortization expense of $2.8 million and $5.4 million for the three and six months ended June 30, 2023, respectively, increased by $376,000 or 15% and $431,000 or 9% from amortization expense of $2.5 million and $4.9 million for the three and six months ended June 30, 2022, respectively. The increase in amortization expense was due to placing certain internal-use software into production and commencing amortization on that balance.

Net Loss on Lease Terminations and Unoccupied Lease Charges. Net loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the six months ended June 30, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less space. Charges of $71,000 were incurred as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the three and six months ended June 30, 2023, of $115,000 and $161,000, respectively. In addition, during the three months ended June 30, 2023, the Company paid $27,000 to settle a claim regarding a lease termination in India. Unoccupied lease charges represent the portion of the lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022. Unoccupied lease charges for the three and six months ended June 30, 2023 were $11,000 and $163,000, respectively. During the three and six months ended June 30, 2022, there were $266,000 and $529,000, respectively, of unoccupied lease charges.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
	($ in thousands)
Interest income	$52	$3	$49	1,633%	$72	$8	$64	800%
Interest expense	327	107	220	206%	477	207	270	130%
Other (expense) income - net	(186)	112	(298)	(266%)	(169)	195	(364)	(187%)
Income tax provision	82	25	57	228%	147	89	58	65%

Interest Income. Interest income of $52,000 and $72,000 for the three and six months ended June 30, 2023, respectively, increased by $49,000 and $64,000 from interest income of $3,000 and $8,000 for the three and six months ended June 30, 2022, respectively. The interest income represents interest earned on temporary cash investments and late fees from customers.

Interest Expense. Interest expense of $327,000 and $477,000 for the three and six months ended June 30, 2023, respectively, increased by $220,000 and $270,000 from interest expense of $107,000 and $207,000 for the three and six months ended June 30, 2022, respectively. The increase in interest expense was due to increased use of the line of credit. Interest expense includes the amortization of deferred financing costs, which was $80,000 and $61,000 during the six months ended June 30, 2023 and 2022, respectively.

Other (Expense) Income – net. Other expense – net was $186,000 and $169,000 for the three and six months ended June 30, 2023, respectively, compared to other income – net of $112,000 and $195,000 for the three and six months ended June 30, 2022, respectively. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $82,000 and $147,000 for the three and six months ended June 30, 2023, respectively, compared to the provision for income taxes of $25,000 and $89,000 for the three and six months ended June 30, 2022, respectively. As a result of the Company having certain net operating losses with an indefinite life under the current federal tax rules, the federal deferred tax liability was offset against the federal net operating loss to the extent allowable in 2023 and 2022. During 2022, it was determined that for the states that follow the federal rules regarding indefinite life net operating losses, the offset to the state deferred tax liability was $45,000. This amount was recorded during the second quarter of 2022. Subsequently, the state deferred tax liability has been offset against state net operating losses to the extent allowable.

The current income tax expense for the three and six months ended June 30, 2023 was approximately $44,000 and $83,000, respectively, and includes state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2023 and December 31, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had total cash of $7.7 million and net working capital of $8.2 million. For the three months ended June 30, 2023, cash provided by operations was $6.4 million offset by cash used in investing and financing activities of $7.1 million, resulting in a decrease in cash of $0.5 million for the three month period, after accounting for the effect of $0.2 million of exchange rate changes.

The Company is currently looking at various ways to increase its revenue through organic growth via its current salesforce, which would generate additional gross margin with no change to operating expenses. A number of clients have signed up for the new CareCloud Wellness offering, and as this volume ramps up, it will generate additional margin. There is also significant effort being expended in increasing the professional services business, where clients are charged “cost-plus,” generating additional margin. Concurrently, the Company is reviewing its expenses and capital expenditures and has begun and will continue to reduce spending in non-critical areas, to reduce cash usage even without additional revenue.

Additional funding, if necessary, could come from the sale of the Company’s three public securities, i.e., sales of its common stock or one or both of its two series of Nasdaq-listed preferred stock. There are active “at-the-market” facilities to sell common stock and Series B preferred stock, and the Company can sell shares utilizing its existing shelf registration facility. Further, additional capital could be obtained from the Company’s credit line since the amount drawn is less than the borrowing base and the Company is in compliance with all covenants. Accordingly, we believe our cash on hand, our cash flows from operations and our ability to raise capital, if necessary, will be sufficient to fund our operations for the next 12 months and beyond.

The Company has a revolving line of credit, and as of June 30, 2023, there was $10 million outstanding. As of June 30, 2023, the unused borrowing base was approximately $4.4 million. During the six months ended June 30, 2023, the Company sold 59,773 shares of 8.75% Series B Preferred Stock and raised $1.4 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2023	2022	2023	2022	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$6,385	$5,039	$7,408	$8,126	$(718)	(9%)
Net cash used in investing activities	(3,038)	(2,830)	(6,077)	(5,627)	(450)	(8%)
Net cash used in financing activities	(4,038)	(1,755)	(5,825)	(2,097)	(3,728)	(178%)
Effect of exchange rate changes on cash	196	(370)	(139)	(522)	383	73%
Net (decrease) increase in cash and restricted cash	$(495)	$84	$(4,633)	$(120)	$(4,513)	(3,761%)

The loss before income taxes was $1.8 million and $2.1 million for the three and six months ended June 30, 2023, respectively, which included $3.3 million and $6.4 million of non-cash depreciation and amortization, respectively. The income before income taxes was $2.8 million and $4.0 million for the three and six months ended June 30, 2022, respectively, which included $2.9 million and $5.9 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $7.4 million and $8.1 million during the six months ended June 30, 2023 and 2022, respectively. This decrease was primarily the result of the decrease in net income of $6.1 million which included the following changes in non-cash items: an increase in depreciation and amortization of $504,000 and an increase in stock-based compensation of $503,000. The decrease in the net income was partially offset by the change in accounts receivable which decreased by $2.3 million for the six months ended June 30, 2023, compared with an increase of $2.6 million for the six months ended June 30, 2022. Accounts payable, accrued compensation and accrued expenses decreased by $3.0 million during the six months ended June 30, 2023, compared with a decrease of $2.9 million for the six months ended June 30, 2022. The contract asset increased by $460,000 during the six months ended June 30, 2023 compared to the prior period.

Investing Activities

Net cash used in investing activities was $6.1 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively. Capital expenditures were $1.6 million and $973,000 for the six months ended June 30, 2023 and 2022, respectively. The capital expenditures for the six months ended June 30, 2023 and 2022 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $4.5 million and $4.7 million for the six months ended June 30, 2023 and 2022, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $5.8 million and $2.1 million during the six months ended June 30, 2023 and 2022, respectively. Cash used in financing activities during the six months ended June 30, 2023 included $7.8 million of preferred stock dividends, $316,000 of repayments for debt obligations and $1.2 million of tax withholding obligations paid in connection with stock awards issued to employees. During the six months ended June 30, 2023, the Company sold 59,773 shares of Series B Preferred Stock and received net proceeds of approximately $1.4 million. Cash used in financing activities during the six months ended June 30, 2022 included $7.7 million of preferred stock dividends, $338,000 of repayments for debt obligations and $910,000 of tax withholding obligations paid in connection with stock awards issued to employees. During the six months ended June 30, 2022, the Company received net proceeds from the sale of Series B Preferred Stock of $27.9 million of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock. Net proceeds and repayments on the line of credit were $2.0 million and $1.0 million, respectively, for the six months ended June 30, 2023 and 2022, respectively.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of June 30, 2023. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: August 3, 2023

By:	/s/ Lawrence J. Steenvoorden
Lawrence J. Steenvoorden
Chief Financial Officer
Date: August 3, 2023

