Form 10-K
period 2023-12-31
CareCloud, Inc.
filed 2024-03-21
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $30.4 million, based on the last reported trading price of the common stock on that date, as reported on the Nasdaq Global Market.

At March 19, 2024, the registrant had 16,118,492 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2024 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”) in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer and President, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank, a division of First Citizens Bank, and other future debt facilities;

●	our ability to resume and then continue to pay our monthly dividends to the holders of our Series A and Series B preferred stock;

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (the “SEC”).

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

Summary of Risk Factors

The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained in “Risk Factors” in Part 1, Item 1A below.

Risks Related to our Business

●	We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
●	If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.
●	The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.
●	Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.
●	We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.
●	Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.
●	If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.
●	If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.
●	As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.
●	We are required to collect sales and use taxes on certain products and services we sell in certain jurisdictions. We may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
●	If we lose the services of Mahmud Haq as Executive Chairman, A. Hadi Chaudhry as Chief Executive Officer and President, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.
●	We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights and we may incur significant costs in enforcing our intellectual property rights.

●	Claims by others that we infringe or may infringe on their intellectual property could force us to incur significant costs or revise the way we conduct our business.
●	Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
●	Our proprietary software or service delivery platform may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
●	If our security measures are breached or fail, and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
●	Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in revenue.
●	Disruptions in internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.
●	We may be subject to liability for the content we provide to our customers and their patients.
●	We are subject to the effects of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.
●	Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
●	Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.
●	Our goodwill has been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.
●	We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations.
●	We depend on key information systems and third-party service providers.
●	Systems failures or cyberattacks and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.
●	We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational and competitive harm, legal liability, and adversely affect our results of operations.
●	Rapid technological change in the telehealth industry presents us with significant risks and challenges.
●	Our business, financial condition, results of operations and growth may be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

Risks Related to Our Acquisition Strategy

●	At the current prices of our common and Preferred Stock, we may be unable to execute accretive acquisitions.
●	We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.
●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.
●	Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Regulatory Risks

●	The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.
●	If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act and Cures Act, our business, financial condition and results of operations will be adversely affected.
●	If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.
●	If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
●	Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.

●	Additional regulation of the disclosure of medical information outside the United States may adversely affect our operations and may increase our costs.
●	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Risks Related to Ownership of Shares of Our Common Stock

●	Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.
●	Future sales of shares of our common stock could depress the market price of our common stock.
●	Mahmud Haq currently controls 31.7% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.
●	Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.
●	Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.
●	We do not intend to pay cash dividends on our common stock.
●	Complying with the laws and regulations affecting public companies may increase our costs and the demands on management and could harm our operating results.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.
●	New climate disclosure rules, if adopted by the SEC, may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

Risks Related to Ownership of Shares of Our Preferred Stock

●	In December 2023 we suspended the dividends on the Preferred Stock and they have not been reinstated. If and when they are reinstated, we may not be able to continue to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.
●	Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.
●	We may issue additional shares of Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
●	Market interest rates may materially and adversely affect the value of the Preferred Stock.
●	Holders of the Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.
●	Our Preferred Stock has not been rated.
●	We may redeem the Series A and Series B Preferred Stock at any time.
●	The market price of our Preferred Stock is variable and is substantially affected by various factors.
●	A holder of Preferred Stock has extremely limited voting rights.
●	The Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.
●	While the dividend on the Preferred Stock is suspended, we may be unable to raise additional capital without incurring excessive dilution.

PART I

Item 1. Business

Overview

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud”, the “Company,” “we,” “us” and/or “our”) is a leading provider of technology-enabled services and solutions that redefine the healthcare revenue cycle management process. We provide technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Healthcare organizations today operate in highly complex and regulated environments. Our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:

○	Revenue Cycle Management (“RCM”) services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:

○	Electronic Health Records, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors, and potentially qualify for government incentives;
○	Practice Management (“PM”) software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine, and other automated tools designed to maximize reimbursement;
○	Artificial intelligence (“AI”):

●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:
●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records (“EHR”) workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.

●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payer involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.
●	CareCloud cirrusAI integrates with CareCloud’s EHR solution, talkEHR, making it easily accessible to providers of all sizes.

○	Patient Experience Management (“PXM”) solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:

○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:

○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.

Our medical practice management solutions include:

●	Medical practice management:

○	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

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

Market Overview

In June 2023, Centers for Medicare & Medicaid Services (“CMS”)1 reported that over 2022-2031 the average National Health Expenditures (“NHE”) growth (5.4%) is projected to outpace that of average Gross Domestic Product (“GDP”) growth (4.6%) resulting in an increase in the health spending share of GDP from 18.3% in 2021 to 19.6% in 2031.

Additionally, analysts from The Brainy Research have estimated the U.S. Healthcare IT industry market to be approximately $105 billion in 2022 and is projected to reach $370.5 billion by 2032, growing at a 13.4% compound annual growth rate (“CAGR”).2 Its largest sub-segment, RCM, is reported to be nearly $140 billion in 2022 and is estimated to grow at a 10% CAGR through 2030 according to Grand View Research.3 The U.S. EHR market is expected to be valued at $40 billion by 2030 with a CAGR of 12.5% from 2022 to 2030.4 The Telehealth market is estimated to be approximately $30 billion in 2022 with a CAGR of 23% from 2023 to 2030.5

Our Market Opportunity

Considering the evolving needs of our clients and the market, we believe we continue to be uniquely positioned to provide tremendous value and support for our clients. We believe there are dynamics at play that are significantly increasing the market need for our products and services. These market dynamics present opportunities for us to innovate and focus on impacting the day-to-day challenges our clients face as they work to provide excellent patient care, all while managing and expanding their businesses.

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

There are continuing legislative and regulatory reform efforts, as well as growing compliance requirements mandated by the federal government and other governmental agencies. This ever-evolving regulatory landscape increases the pressure placed on healthcare organizations to stay abreast of these changes and to remain in compliance. The complexities associated with emerging reimbursement models and continued government regulations present opportunities for us as healthcare organizations seek out partners that offer a broad range of software and services to help meet their needs.

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

Further compounding the burden of rising health insurance cost is the ongoing shift in patient demographics. As the national population ages into Medicare eligibility, the reimbursement received for procedures and services provided to these patients decreases. Medicaid is now the largest insurance product in the country and continues to grow. Reimbursements overall are not increasing at the same rate as costs, driving providers and practices to search for increased efficiencies and savings wherever possible.

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

1 CMS – National Health Expenditure Historical

2 The Brainy Research – US Healthcare IT Market

3 U.S. Revenue Cycle Management Market Size Report, 2030 (grandviewresearch.com)

4 US Electronic Health Record Market Set to Surge to $39.993 Billion by 2030 with Notable CAGR of 12.5% (yahoo.com)

5 Healthcare IT Market in US Size, Share, Trends | Report 2030 (alliedmarketresearch.com)

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

Our Business Strategy

The Company is focused on reducing costs, returning to profitability and generating positive free cash flow in order to resume paying the Preferred Stock dividends. CareCloud is a market leading provider of technology-enabled and integrated end-to-end Software-as-a-Service (“SaaS”) solutions that help our clients with the business of medicine. Our mission is to redefine the next generation of technology-enabled revenue cycle solutions. To that end, we invest significant resources toward improving our current offerings and building new solutions that help transform our clients’ organizations with next generation technology. We expect to have increased software capabilities and offer additional complementary business services that will address the needs of the ever-changing, dynamic market conditions of the U.S. healthcare space.

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

Enhancing our solutions. We intend to continue to enhance our solutions with new functionality and features leveraging our own teams, partnerships, and acquisitions. We will continue to dedicate resources to research and development to bolster our existing applications and drive new opportunities for innovation on behalf of our clients.

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

Relentlessly driving organic growth to expand our client base. We believe the market for our expansive value proposition is underserved, and we will continue to make investments to create awareness of our brand, optimize our sales and implementation lifecycles, and capture greater market share. We are investing in our sales and marketing activities, partners, and products to expand our client footprint.

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

Leveraging significant cost advantages provided by our technology and global workforce. Our unique business model includes our cloud-based software and a cost-effective offshore workforce located in our Offshore Offices. We believe this operating model provides us with significant cost advantages compared to other revenue cycle management companies and it allows us to significantly reduce the operational costs of the companies we acquire.

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

Through the combination of our continued development of next generation solutions and strategic acquisition strategy, we provide comprehensive products and services tailored for small medical practices, large physician groups and health systems, as well as industry partners. We continue to optimize our technology offerings by integrating them into our application ecosystem and with other industry solutions. The interconnectivity of our solutions will continue driving a consolidation of brands within our product architecture, aimed at improving the awareness and alignment of our products to targeted industry segments.

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

Clients

We estimate that as of December 31, 2023, we provided software and services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, therapists, physician assistants and other clinicians that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals, representing 80 specialties and subspecialties in 50 states allowing for low revenue concentration risk.

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

Sales and Marketing

Over the past several years, organic growth has been a company-wide focus. We have developed sales and marketing capabilities aimed at driving the growth of our client base, including small medical practices, large groups, and health systems. We expect to expand by selling our complete suite of software and services to new clients and up-selling additional solutions into our existing client base. We have a direct sales force including team members focused on specific functional or divisional areas, such as CareCloud Force (workforce augmentation) and medSR (healthcare IT consulting). This direct sales force is supplemented by offshore staff who support our sales and marketing efforts 24 hours per day. In addition, our direct sales are augmented through our partner initiatives and marketing campaigns. We continue to leverage and optimize various digital channels to present our solutions, identify national events to demonstrate our integrated capabilities and expand our participation in thought leadership and social communications to connect with the healthcare community.

Our Growth Levers

We believe that we are in a good position to grow through organic growth and partnerships.

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

Many of our competitors have longer operating histories, greater brand recognition and greater financial marketing. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by various governmental initiatives, and consolidation in both the information technology and healthcare industries. Large groups and health systems that have grown through consolidation often realize economies of scale by establishing billing and management offices to perform many of the services we offer themselves. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

We believe we have a competitive advantage, as we are able to deliver our industry-leading solutions at competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with a global team that includes more than 300 experienced health industry experts onshore. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,200 team members at labor costs that we believe are approximately one-tenth the cost of comparable U.S. employees.

Our unique business model has allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into an accretive acquisition.

Employees

Including the employees of our subsidiaries, as of December 2023, the Company employed approximately 3,600 people worldwide on a full-time basis. Approximately 71% of our employees are focused on service and client delivery functions, approximately 10% are assigned to research and development, and approximately 2% are engaged in sales and marketing. The balance of the employees is classified as general and administrative, which includes support staff to maintain our offshore offices, a function that many businesses in other geographies might choose to outsource. We also utilize the services of a small number of part-time employees. In addition, all officers of the Company work on a full-time basis. During 2024, we anticipate further reducing our employee count.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2023, approximately 38% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company.

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

We are a smaller reporting company. As a smaller reporting company, we may take advantage of specified reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As a smaller reporting company, we have reduced disclosure obligations regarding executive compensation in our Annual Report, periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. This year the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. The Company is a non-accelerated filer.

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

The market for revenue cycle management and healthcare IT solutions is highly competitive, and we expect competition to increase in the future. We face competition from other providers of both integrated and stand-alone practice management, EHR and RCM solutions, including competitors who utilize a web-based platform and providers of locally installed software systems. Our competitors include larger healthcare IT companies, such as athenahealth, Inc., eClinicalWorks, Greenway Medical Technologies, Inc., NextGen, R1 RCM and Veradigm, all of which may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Many of our competitors have longer operating histories, greater brand recognition and greater financial marketing and other resources than us. We also compete with various regional RCM companies, some of which may continue to consolidate and expand into broader markets. We expect that competition will continue to increase as a result of incentives provided by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and consolidation in both the information technology and healthcare industries. Competitors may introduce products or services that render our products or services obsolete or less marketable. Even if our products and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive products or services to our products and services. In addition, our competitive edge could be diminished or completely lost if our competition develops similar offshore operations in Pakistan or other countries, such as India and the Philippines, where labor costs are lower than those in the U.S. (although higher than in Pakistan). Pricing pressures could negatively impact our margins, growth rate and market share.

In order to operate more efficiently, control costs and improve profitability, we incurred $645,000 of restructuring costs in 2023, primarily consisting of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. We expect to incur approximately an additional $250,000 of restructuring costs in 2024. There can be no assurance that these actions will achieve their intended benefits.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.

Our business depends on our ability to adapt to evolving technologies and industry standards and upgrade existing products and introduce new products and services accordingly. If we cannot adapt to changing technologies and industry standards, including changing requirements of third-party applications and software and meet the requirements of our customers, our products and services may become obsolete, and our business would suffer significantly. Because both the healthcare industry and the healthcare IT technology market are constantly evolving, our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, educate our customers to adopt these new technologies, and successfully assist them in transitioning to our new products and services. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements, emerging industry standards or changing third party applications, and, as a result, our business and reputation could materially suffer. We may not be able to introduce new products or services on schedule, or at all, or such products or services may not achieve market acceptance or existing products or services may cease to function properly. A failure by us to timely adapt to ever changing technologies or our failure to regularly upgrade existing or introduce new products or to introduce these products on schedule could cause us to not only lose our current customers but also fail to attract new customers.

The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 3,200 employees in our Offshore Offices. Approximately 98% of our offshore employees are in our Pakistan Offices and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in our Pakistan Offices, and our ability to maintain our Offshore Offices, is an essential element of our business model, as the labor costs where our Pakistan Offices are located are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in our Pakistan Offices are negatively impacted.

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

We believe that the labor costs in our Offshore Offices are approximately 9% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

Under most of our customer contracts, which include RCM, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the Affordable Care Act (“ACA”) or fluctuations in medical appointments due to future pandemics;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inactions reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

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

Vendors of products and services like ours are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determine that taxes should have, but have not, been paid with respect to our products or services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Nevertheless, customers may be reluctant to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our products and services going forward will effectively increase the cost of those products and services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the states in which such taxes are imposed.

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

We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights and we may incur significant costs in enforcing our intellectual property rights.

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

Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give our competitors access to our technology and could materially and adversely impact our business and operating results. Any increase in the unauthorized use of our intellectual property could also divert the efforts of our technical and management personnel and result in significant additional expense to us, which could materially and adversely impact our operating results. Finally, we may be required to spend significant resources to monitor and protect our intellectual property rights, including with respect to legal proceedings, which could result in substantial costs and diversion of resources and could materially and adversely impact our business, financial condition and operating results.

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

Our physicians rely on our platforms (including the platforms we acquired) to be certified by the Office of the National Coordinator for Health Information Technology (“ONC”). If this certification were to be challenged, we might face liability related to any incentive that the physicians received in reliance upon such certification.

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

Our customers and the industry leaders enacting regulatory requirements are concerned with and often require that our products and services be interoperable with other third-party healthcare information technology suppliers. Although our products comply with the latest ONC standards and provide seamless and secure access, use and sharing of electronic health records, market forces or regulatory authorities could create software interoperability standards that would apply to our solutions, and if our products and services are not consistent with those standards, we could be forced to incur substantial development costs. There currently exists a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the healthcare information technology industry. However, those standards are subject to continuous modification and refinement. Maintaining compliance with industry interoperability standards and related requirements could result in larger than expected software development expenses and administrative expenses in order to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to change or enhance our products and services to be in compliance with these varying and evolving standards. If our products and services are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our solutions.

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

Our goodwill has been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We perform an annual goodwill impairment test on October 31st of each year, or more frequently if indicators for potential impairment exist. As a result of the annual goodwill impairment test, we recorded impairment charges of approximately $2 million. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization or enterprise value for a sustained period of time. While we believe the assumptions used in determining whether there was an impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecast for revenue and operating margin, selection of guideline public companies or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in additional future impairments. There was a triggering event at August 31, 2023, but it was determined that there was no impairment. During December 2023, the Company had an additional triggering event as a result of the suspension of the dividends on the Preferred Stock. As a result of the December triggering event, the Company recorded additional impairment charges of approximately $40 million and we cannot predict if or when additional future goodwill impairments may occur. Any additional goodwill impairments could have material adverse effects on our operating results, net assets, or our cost of, or access to, capital, which could harm our business. See Note 3, Goodwill and Intangible Assets - Net, to our consolidated financial statements in this Annual Report on Form 10-K for more details.

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

Although we have procedures in place to identify related party transactions, it is possible that such transactions could occur without being contemporaneously identified, reviewed and approved by the Audit Committee.

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

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational and competitive harm, legal liability, and adversely affect our results of operations.

We currently incorporate artificial intelligence (“AI”) solutions into our intelligent cloud products, and these applications will become important in our operations over time. Our competitors or other third parties may incorporate AI into their products and offerings quicker or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the sensitive data of customers analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications for analysis of sensitive data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and its various uses will require significant resources to develop, test and maintain our intelligence cloud platform, offerings, services, and features to help us implement AI ethically in order to minimize any unintended, harmful impact.

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

We are subject to risks related to a public health crisis such as a global pandemic similar to the coronavirus (COVID-19). Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based may impose “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of public health emergencies. Such orders or restrictions, and the perception that such orders or restrictions could occur, could result in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others.

A recession or prolonged economic contraction as a result of health emergencies could harm the business and results of operations of our enterprise customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere. The occurrence of any such events may lead to reduced income for customers and reduced size of workforces, which could reduce our revenue and harm our business, financial condition and results of operations.

The prolonged impact of these public health emergencies is highly uncertain and unpredictable, depending upon the severity and duration of the emergency and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Acquisition Strategy

At the current prices of our common and Preferred Stock, we may be unable to execute accretive acquisitions.

Historically we have used our common and Preferred Stock to pay for acquisitions. Due to the depressed market prices of these securities, we may not be able to use these securities to execute future acquisitions.

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

The 21st Century Cures Act (the “Cures Act”), passed by Congress in 2016, is meant to improve various aspects of the healthcare industry, including interoperability and information blocking. The Cures Act’s interoperability provisions relate to Information Exchange and Certification administered by the ONC. The certification involves complex and specific requirements related to various types of requests for the access, exchange or use of Electronic Health Information. In addition, the information blocking rule aims to resolve concerns that individuals in the healthcare industry intentionally prevent the exchange of information between multiple stakeholders. The Cures Act allows for penalties for stakeholders, including but not limited to, health IT developers and providers who do not comply with same. While we remain committed to efficient exchange of information in the healthcare industry and continue meeting all new certification requirements, failure to comply with these regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.

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

The HITECH Act provides financial incentives for healthcare providers that demonstrate “meaningful use” of an EHR and mandates use of health information technology systems that are certified according to technical standards developed under the supervision of the U.S. Department of Health and Human Services (“HHS”). The HITECH Act also imposes certain requirements upon governmental agencies to use, and requires healthcare providers, health plans, and insurers contracting with such agencies to use, systems that are certified according to such standards. The healthcare IT industry continues to experience changes as a result of new laws, regulations, and changes to healthcare industry standards. For instance, the meaningful use incentive program has since expired and has been consolidated, among other incentive programs, within the Merit-based Incentive Payment System (“MIPS”), which was created as part of the Quality Payment Program (“QPP”), launched by CMS after passage of the Medicare Access and CHIP Reauthorization Act (“MACRA”). MACRA and regulations promulgated by it change the way CMS rewards clinicians in the healthcare industry by rewarding value-based care over volume-based care. MIPS requires substantial reporting mechanisms based on clinical quality measures that highly depend on reporting feature within EHR systems.

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

Our products and services may be significantly impacted by healthcare reform initiatives and will be subject to increasing regulatory requirements, either of which could negatively impact our business in a multitude of ways. If substantive healthcare reform or applicable regulatory requirements are adopted, we may have to change or adapt our products and services to comply. Reform or changing regulatory requirements may also render our products or services obsolete or may block us from accomplishing our work or from developing new products or services. This may in turn impose additional costs upon us to adapt to the new operating environment or to further develop or modify our products and services. Such reforms may also make the introduction of new products and service costlier or more time-consuming than we currently anticipate. These changes may also prevent our introduction of new products and services or make the continuation or maintenance of our existing products and services unprofitable or impossible.

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

Mahmud Haq currently controls 31.7% of our outstanding shares of common stock, which will prevent investors from influencing significant corporate decisions.

Mahmud Haq, our founder and Executive Chairman, beneficially owns 31.7% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 4,526,231 shares of Series A Preferred Stock and 1,468,792 of Series B Preferred Stock have been issued as of December 31, 2023. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

As a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. As a “smaller reporting company,” we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We were not required to have this attestation performed for the years 2023 or 2022. In future years, if we are required to have our independent registered public accounting firm attest the effectiveness of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Risks Related to Ownership of Shares of Our Preferred Stock

In December 2023 we suspended the dividends on the Preferred Stock and they have not been reinstated. If and when they are reinstated, we may not be able to continue to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities), and to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender, Silicon Valley Bank, a division First Citizens Bank, (“SVB”), which include, among other things, generating adjusted EBITDA or complying with a minimum liquidity ratio at times when we are utilizing our line of credit. If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, including restricting us from making dividend payments.

Notwithstanding these factors, during December 2023, the Company suspended the dividends on the Preferred Stock. If and when the dividends are reinstated, we may not maintain sufficient cash to continue to pay dividends on the Preferred Stock and we cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make the Preferred Stock dividend payments that are currently due or in arrears and to fund our other liquidity needs. Our ability to pay dividends may again be impaired if any of the risks described in this document, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition, remaining in compliance with our affirmative and negative loan covenants with SVB, which we may be unable to do in the future, and other factors as our Board of Directors may deem relevant from time to time.

Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.

Our Series A Preferred Stock ranks pari passu to our Series B Preferred Stock with respect to the distribution of assets upon our liquidation, dissolution or winding-up of our affairs. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Preferred Stock. Also, the Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Preferred Stock. At December 31, 2023, our total liabilities equaled approximately $36.1 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Preferred Stock. Our Credit Agreement with SVB restricts the payment of dividends in the event of any event of default, including failure to meet certain financial covenants. There can be no assurance that we will remain in compliance with the SVB Credit Agreement, and if we default, we may be contractually prohibited from paying dividends on the Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Preferred Stock and may result in dilution to owners of the Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Preferred Stock and will dilute the value of their holdings.

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

Our Preferred Stock has not been rated.

We have not sought to obtain a rating for the Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Preferred Stock. Also, we may elect in the future to obtain a rating for the Preferred Stock, which could adversely affect the market price of the Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing it on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Preferred Stock.

We may redeem the Series A and Series B Preferred Stock at any time.

Since November 4, 2020, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. On March 18, 2022, we redeemed 800,000 shares of the Series A Preferred Stock in accordance with our amended and restated certificate of designations for the Series A Preferred Stock. Since February 15, 2024, we may, at our option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, paying a small premium if we choose to redeem any Series B Preferred Stock prior to February 15, 2027. Also, upon the occurrence of a change of control, we may, at our option, redeem the Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred. We may have an incentive to redeem the Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend on the Preferred Stock. If we redeem the Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Preferred Stock, the shares of Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption. The Company also intends to allow holders of the Series A Preferred Stock in the future to exchange their shares of the Series A Preferred Stock into an equivalent number of shares of the Series B Preferred Stock. Currently, the dividends on the Preferred Stock are suspended. At the time of redemption, any accumulated and unpaid dividends up to, but not including the date of redemption, is required to be paid.

The market price of our Preferred Stock is variable and is substantially affected by various factors.

The market price of our Preferred Stock is subject to wide fluctuations in response to numerous factors. These factors include, but are not limited to, the following:

●	suspension of the dividend payments in December 2023;
●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Preferred Stock;

●	trading prices of similar securities;
●	the annual yield from dividends on the Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	our financial condition, performance and prospects of our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
●	our issuance of additional preferred equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

A holder of Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owns approximately 31.7% of our outstanding shares of common stock. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Preferred Stock.

Voting rights for holders of the Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our Board of Directors, subject to limitations, in the event that eighteen monthly dividends (whether or not consecutive) payable on the Preferred Stock are in arrears, and with respect to voting on amendments to our articles of incorporation or articles of amendment relating to the Preferred Stock that materially and adversely affect the rights of the holders of Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Preferred Stock. Other than the limited circumstances and except to the extent required by law, holders of Preferred Stock do not have any other voting rights.

The Preferred Stock is not convertible, and investors will not realize a corresponding upside if the price of the common stock increases.

The Preferred Stock is not convertible into the common stock and earns dividends at a fixed rate. Accordingly, an increase in the market price of our common stock will not necessarily result in an increase in the market price of our Preferred Stock. The market value of the Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Preferred Stock.

While the dividend on the Preferred Stock is suspended, we may be unable to raise additional capital without incurring excessive dilution.

In December 2023, we suspended payment on the Preferred Stock dividends. While the dividend is suspended, we are not able to use our at-the-market (“ATM”) facilities or utilize our shelf registration statement. Additionally, investors may not have interest in purchasing our securities while the dividend is suspended.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include internal and external threats, data loss, phishing attacks, distributed denial of service attacks, third party risks, unpatched systems, weak authentications and zero-day vulnerabilities.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, the Company conducts proactive cybersecurity reviews of systems and applications, audits applicable data policies, performs penetration testing using external third-party tools and techniques to test security controls, conducts employee training, monitors emerging laws and regulations related to data protection and information security and implements appropriate changes.

We have implemented incident response and breach management processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses are overseen by leaders from our Information Security, Compliance and Legal teams regarding matters of cybersecurity.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact. As of the date of this Form 10-K, we have not experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations.

We also conduct exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.

As part of the above processes, we regularly engage consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. For 2023, our Information Security Management System is compliant with ISO 27001. We also had a SOC 2, Type 2 review performed for the year 2023.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Disruptions in internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products” included as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Our Vice President of IT Infrastructure is responsible for overseeing the Company’s cybersecurity. He has a Bachelor’s degree in computer science and has 16 years of extensive experience spanning diverse IT domains, with a specialized emphasis on Information Security across endpoints, servers, data centers, cloud infrastructure, and enterprise applications. He has been actively overseeing the strategic implementation of cybersecurity in accordance with information security management standards, HIPAA, and SOC 2 policies and procedures throughout the entire organization. This multifaceted responsibility involves managing and ensuring compliance with internationally recognized standards such as the ISO 27001 framework, healthcare regulatory guidelines under HIPAA and other recognized standards.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Our Cybersecurity subcommittee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. Members of the Cybersecurity subcommittee receive updates on a quarterly basis from senior management, including leaders from our Information Security, Finance, Internal Audit, Compliance and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents, (if any), and status on key information security initiatives.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Technology department. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Cybersecurity subcommittee on any appropriate items.

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2023 we lease approximately 73,000 square feet of office space in 15 locations throughout the U.S., with lease terms that are typically five years or less. We also lease approximately 40,000 square feet for five pediatric offices in the Midwest, with leases that will expire between December 2025 and April 2036.

We lease approximately 14,000 square feet of land in Islamabad, Pakistan, where we constructed modular buildings used for office space and computer server facilities for three years expiring on September 30, 2024, with the first two years under a non-cancellable lease. The Company also leases a total of approximately 255,000 square feet of office space in Bagh and Karachi, Pakistan, and in Sri Lanka. The lease in Sri Lanka expires in March 2024 and we intend to renew it for an additional year at expiration.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC; Meridian Medical Management, Inc.; and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The deadline for Ramapo to file a summary action in New Jersey seeking to overturn the arbitrator’s decision is April 20, 2024. The Company’s portion of the settlement is approximately $32,000 and our insurance will pay the balance. The Company’s portion has been recorded in accrued expenses in the December 31, 2023 consolidated balance sheet.

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

Common Stockholders

As of December 31, 2023, there were approximately 6,800 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2023.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2023, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	753,495	493,579
Equity compensation plan approved by security holders - preferred shares	57,199	71,769
Total	810,694	565,348

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2023 and 2022 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Annual Report on Form 10-K.

Overview

The Company is a healthcare information technology company that provides technology-enabled business solutions and Software-as-a-Service offerings (“SaaS”), which are often bundled, but are occasionally provided individually, together with related business services to healthcare providers and hospitals throughout the United States. The SaaS component is not material to the overall contract compared to the stand-alone value of RCM. Our integrated SaaS platform includes technology-enabled revenue cycle management (“RCM”), practice management (“PM”), electronic health records (“EHR”), artificial intelligence (“AI”) tools, business intelligence, telehealth, patient experience management (“PXM”) solutions and complementary software tools and business services for high-performance medical groups and health systems.

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are sometimes provided as individual offerings and often provided in combination with each other, including:

○	RCM services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform or through a third-party system;
○	AI tools are designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care;
○	EHRs, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors and potentially qualify for government incentives;

○	PM software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	PXM solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, including contactless digital check-in solutions, messaging and online appointment scheduling tools;
○	CareCloud Wellness, a digital health solution which includes chronic care management interactions with certified care managers, remote patient monitoring which feeds patient data directly to the EHR and highlights exceptions, and telehealth solutions which allow healthcare providers to conduct remote patient visits;
○	Business intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data;
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies;
○	Interoperability and data transformation software to support the complex realities of data exchange with healthcare trading partners, including labs, insurance companies, and other healthcare IT vendors;
○	Customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;
○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle with staffing shortages.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

Our offshore operations in Pakistan and Sri Lanka together accounted for approximately 9% and 14% of total expenses for the years ended December 31, 2023 and 2022, respectively. A significant portion of those expenses were personnel-related costs (approximately 76% and 79% of foreign costs for the years ended December 31, 2023 and 2022, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net (loss) income:

●	Income tax (benefit) provision or the cash requirements to pay our taxes;

●	Interest expense or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Goodwill impairment charges;
●	Net loss on lease terminations, unoccupied lease charges and restructuring costs; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Net revenue	$117,059	$138,826

GAAP net (loss) income	(48,674)	5,432

(Benefit) provision for income taxes	(364)	177
Net interest expense	1,040	364
Foreign exchange loss / other expense	918	712
Stock-based compensation expense, net of restructuring costs	4,716	4,914
Depreciation and amortization	14,402	11,725
Transaction and integration costs	286	876
Goodwill impairment charges	42,000	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	1,105	1,138
Change in contingent consideration	-	(3,090)
Adjusted EBITDA	$15,429	$22,248

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating (loss) income:

●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Goodwill impairment charges;
●	Net loss on lease terminations, unoccupied lease charges and restructuring costs; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Net revenue	$117,059	$138,826

GAAP net (loss) income	(48,674)	5,432
(Benefit) provision for income taxes	(364)	177
Net interest expense	1,040	364
Other expense - net	883	637
GAAP operating (loss) income	(47,115)	6,610
GAAP operating margin	(40.2%)	4.8%

Stock-based compensation expense, net of restructuring costs	4,716	4,914
Amortization of purchased intangible assets	4,975	6,277
Transaction and integration costs	286	876
Goodwill impairment charges	42,000	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	1,105	1,138
Change in contingent consideration	-	(3,090)
Non-GAAP adjusted operating income	$5,967	$16,725
Non-GAAP adjusted operating margin	5.1%	12.0%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net (loss) income:

●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Goodwill impairment charges;
●	Net loss on lease terminations, unoccupied lease charges and restructuring costs;
●	Change in contingent consideration; and
●	Income tax (benefit) provision resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net (loss) income to non-GAAP adjusted net income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	($ in thousands)
GAAP net (loss) income	$(48,674)	$5,432

Foreign exchange loss / other expense	918	712
Stock-based compensation expense, net of restructuring costs	4,716	4,914
Amortization of purchased intangible assets	4,975	6,277
Transaction and integration costs	286	876
Goodwill impairment charges	42,000	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	1,105	1,138
Change in contingent consideration	-	(3,090)
Income tax (benefit) provision related to goodwill	(525)	75
Non-GAAP adjusted net income	$4,801	$16,334

	Year Ended December 31,
	2023	2022
GAAP net loss attributable to common shareholders, per share	$(4.11)	$(0.67)
Impact of preferred stock dividend	1.04	1.03
Net (loss) income per end-of-period share	(3.07)	0.36

Foreign exchange loss / other expense	0.06	0.05
Stock-based compensation expense	0.30	0.32
Amortization of purchased intangible assets	0.31	0.41
Transaction and integration costs	0.02	0.06
Goodwill impairment charges	2.65	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	0.07	0.07
Change in contingent consideration	0.00	(0.20)
Income tax (benefit) provision related to goodwill	(0.04)	0.00
Non-GAAP adjusted earnings per share	$0.30	$1.07

End-of-period common shares	15,880,092	15,229,405
In-the-money warrants and outstanding unvested RSUs	733,908	598,245
Total fully diluted shares	16,614,000	15,827,650
Non-GAAP adjusted diluted earnings per share	$0.29	$1.03

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of December 31, 2023 and 2022. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends on the Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Consolidated Statements of Operations Data

	Years Ended December 31,
	2023	2022	2021	2020	2019
	($ in thousands, except per share data)
Net revenue	$117,059	$138,826	$139,599	$105,122	$64,439
Operating expenses:
Direct operating costs	70,817	84,434	86,918	64,821	41,186
Selling and marketing	9,650	9,788	8,786	6,582	1,522
General and administrative	21,464	23,820	24,273	22,811	17,912
Research and development	4,736	4,401	4,408	9,311	871
Change in contingent consideration	-	(3,090)	(2,515)	(1,000)	(344)
Depreciation and amortization	14,402	11,725	12,195	9,905	3,006
Goodwill impairment charges	42,000	-	-	-	-
Net loss on lease terminations, impairment, unoccupied lease charges and restructuring costs	1,105	1,138	2,005	963	219
Total operating expenses	164,174	132,216	136,070	113,393	64,372

Operating (loss) income	(47,115)	6,610	3,529	(8,271)	67

Interest expense - net	(1,040)	(364)	(440)	(446)	(121)
Other (expense) income - net	(883)	(637)	(96)	7	(625)
(Loss) income before (benefit) provision for income taxes	(49,038)	5,609	2,993	(8,710)	(679)
Income tax (benefit) provision	(364)	177	157	103	193
Net (loss) income	$(48,674)	$5,432	$2,836	$(8,813)	$(872)
Preferred stock dividend	15,674	15,517	14,052	13,877	6,386
Net loss attributable to common shareholders	$(64,348)	$(10,085)	$(11,216)	$(22,690)	$(7,258)
Weighted average common shares outstanding basic and diluted	15,669,472	15,109,587	14,541,061	12,678,845	12,087,947
Net loss per common share: basic and diluted	$(4.11)	$(0.67)	$(0.77)	$(1.79)	$(0.60)

Consolidated Balance Sheet Data

	As of December 31,
	2023	2022	2021	2020	2019
	($ in thousands)
Cash	$3,331	$12,299	$10,340	$20,925	$19,994
Working capital - net (1)	(57)	12,255	5,997	15,795	19,823
Total assets	77,826	136,174	140,848	137,999	56,402
Total liabilities	36,109	34,485	42,917	36,754	13,565
Shareholders’ equity	41,717	101,689	97,931	101,245	42,837

(1)	Working capital-net is defined as current assets less current liabilities.

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

	Years Ended December 31,
	2023	2022	2021	2020	2019
	($ in thousands)
Adjusted EBITDA	$15,429	$22,248	$22,119	$10,871	$8,101

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	($ in thousands, except per share data)
Net revenue	$28,416	$29,280	$29,362	$30,001	$32,534	$33,723	$37,228	$35,341
Operating expenses:
Direct operating costs	16,974	18,260	17,476	18,107	19,568	20,406	21,787	22,673
Selling and marketing	2,121	2,337	2,580	2,612	2,474	2,504	2,426	2,384
General and administrative	4,946	5,482	5,916	5,120	5,341	6,500	6,394	5,585
Research and development	1,213	1,260	1,185	1,078	1,150	1,168	1,098	985
Change in contingent consideration	-	-	-	-	(200)	(1,660)	(630)	(600)
Depreciation and amortization	4,120	3,903	3,341	3,038	3,039	2,810	2,936	2,940
Goodwill impairment charges	42,000	-	-	-	-	-	-	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	675	8	153	269	210	307	463	158
Total operating expenses	72,049	31,250	30,651	30,224	31,582	32,035	34,474	34,125

Operating (loss) income	(43,633)	(1,970)	(1,289)	(223)	952	1,688	2,754	1,216

Interest expense - net	(335)	(300)	(275)	(130)	(83)	(82)	(104)	(95)
Other (expense) income - net	(292)	(422)	(186)	17	(337)	(495)	112	83
(Loss) income before (benefit) provision for income taxes	(44,260)	(2,692)	(1,750)	(336)	532	1,111	2,762	1,204
Income tax (benefit) provision	(568)	57	82	65	33	55	25	64
Net (loss) income	$(43,692)	$(2,749)	$(1,832)	$(401)	$499	$1,056	$2,737	$1,140

Preferred stock dividend	3,917	3,916	3,910	3,931	3,855	3,849	3,776	4,037
Net loss attributable to common shareholders	$(47,609)	$(6,665)	$(5,742)	$(4,332)	$(3,356)	$(2,793)	$(1,039)	$(2,897)
Net loss per common share:
Basic and diluted	$(3.04)	$(0.42)	$(0.37)	$(0.28)	$(0.22)	$(0.18)	$(0.07)	$(0.19)

Adjusted EBITDA	$4,128	$3,245	$3,819	$4,237	$5,684	$4,817	$7,017	$4,730

Reconciliation of net (loss) income to adjusted EBITDA

The following table contains a reconciliation of net (loss) income to adjusted EBITDA by year.

	Years Ended December 31,
	2023	2022	2021	2020	2019
	($ in thousands)
Net (loss) income	$(48,674)	$5,432	$2,836	$(8,813)	$(872)
Depreciation	2,001	1,952	1,927	1,354	909
Amortization	12,401	9,773	10,268	8,551	2,097
Foreign exchange loss / other expense	918	712	241	71	827
Interest expense - net	1,040	364	440	446	121
Income tax (benefit) provision	(364)	177	157	103	193
Stock-based compensation expense, net of restructuring costs	4,716	4,914	5,396	6,502	3,216
Transaction and integration costs	286	876	1,364	2,694	1,735
Goodwill impairment charges	42,000	-	-	-	-
Net loss on lease terminations, impairment, unoccupied lease charges and restructuring costs	1,105	1,138	2,005	963	219
Change in contingent consideration	-	(3,090)	(2,515)	(1,000)	(344)
Adjusted EBITDA	$15,429	$22,248	$22,119	$10,871	$8,101

The following table contains a reconciliation of net (loss) income to adjusted EBITDA by quarter.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	($ in thousands)
Net (loss) income	$(43,692)	$(2,749)	$(1,832)	$(401)	$499	$1,056	$2,737	$1,140
Depreciation	505	493	511	492	547	474	482	449
Amortization	3,615	3,410	2,830	2,546	2,492	2,336	2,454	2,491
Foreign exchange loss (gain) / other expense	309	426	191	(8)	353	523	(108)	(56)
Net interest expense	335	300	275	130	83	82	104	95
Income tax (benefit) provision	(568)	57	82	65	33	55	25	64
Stock-based compensation expense, net of restructuring costs	933	1,209	1,502	1,072	1,515	1,328	1,184	887
Transaction and integration costs	16	91	107	72	152	316	306	102
Goodwill impairment charges	42,000	-	-	-	-	-	-	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	675	8	153	269	210	307	463	158
Change in contingent consideration	-	-	-	-	(200)	(1,660)	(630)	(600)
Adjusted EBITDA	$4,128	$3,245	$3,819	$4,237	$5,684	$4,817	$7,017	$4,730

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

Providers and Practices Served: As of December 31, 2023 and December 31, 2022, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 practices. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2023 and 2022 were 91% and 98% of the number of practices that renewed, respectively. These renewal percentages are not indicative of the loss of revenue due to non-renewal.

Sources of Revenue

Revenue: We primarily derive our on-going revenues from technology-enabled business solutions, reported in our Healthcare IT segment, which typically includes revenue cycle management and is billed as a percentage of payments collected by our customers. This fee includes the ability to use our EHR, practice management systems and other software as part of the bundled fee. These solutions accounted for approximately 65% and 63% of our revenues during the years ended December 31, 2023 and 2022, respectively. This includes customers utilizing our proprietary product suites, as well as customers from acquisitions of RCM companies which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. It also includes SaaS fees, for clients not utilizing revenue cycle management services. When clients utilize our revenue cycle management services, basic SaaS services are included at no additional charge. Revenue is also generated from coding, credentialing, indexing, transcription and other ancillary services.

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

We earned approximately 1% of our revenue from group purchasing services during both the years ended December 31, 2023 and 2022. We earned approximately 11% and 10% of our revenue from medical practice management services during the years ended December 31, 2023 and 2022, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, costs to operate the three managed practices, including facility lease costs, supplies, insurance and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Operations in our Offshore Offices together accounted for approximately 11% of direct operating costs for both the years ended December 31, 2023 and 2022. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses, which includes onshore and offshore personnel.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, facility lease costs and insurance, software license fees and outside professional fees. Our Offshore Offices accounted for approximately 17% and 23% of general and administrative expenses for the years ended December 31, 2023 and 2022, respectively.

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

Goodwill Impairment Charges. Goodwill impairment charges, which were related to the Healthcare IT reporting unit, represent the impairment recorded as it was determined that the fair value of the goodwill was less than the carrying value.

Net Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Net loss on lease termination represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022. Restructuring costs, which were incurred in 2023, primarily consist of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

Interest and Other Income (Expense). Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, motor vehicle loans and amounts due in connection with acquisitions. Other income (expense) results primarily from foreign currency transaction gains (losses).

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company reported GAAP earnings in 2022, it incurred losses historically and in 2023 and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2023 and December 31, 2022. For the global intangible low-taxed income (“GILTI”) tax, companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company records the GILTI provisions as they are incurred each period.

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

Technology-enabled business solutions:

Our technology-enabled business solutions include our revenue cycle management and SaaS services. Revenue cycle management services are the recurring process of submitting and following up on claims with health insurance companies in order for the healthcare providers to receive payment for the services they rendered, assisted by our proprietary technology. CareCloud typically invoices customers on a monthly basis based on the actual collections received by its customers and the agreed-upon rate in the sales contract. The services include use of practice management software and related tools (on a SaaS basis), electronic health records (on a SaaS basis), medical billing services and use of mobile health solutions. We consider the services to be one performance obligation since the promises are not distinct in the context of the contract. The performance obligation consists of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. As a result of the annual impairment test, an impairment of approximately $2 million was recorded. The Company will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Medical Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow approach, the trading price of publicly traded stock and the guideline public company method. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. There was a triggering event at August 31, 2023, but it was determined that there was no impairment. Due to a triggering event in December 2023, an additional impairment test was performed. As a result, the Company recorded an additional impairment of approximately $40 million. No impairment charges were recorded during the year ended December 31, 2022.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year Ended December 31,
	2023	2022
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	60.5%	60.8%
Selling and marketing	8.2%	7.0%
General and administrative	18.3%	17.2%
Research and development	4.0%	3.2%
Change in contingent consideration	-	(2.2%)
Depreciation and amortization	12.3%	8.4%
Goodwill impairment charges	35.9%	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	0.9%	0.8%
Total operating expenses	140.1%	95.2%

Operating (loss) income	(40.1%)	4.8%

Interest expense - net	0.9%	0.3%
Other expense - net	(0.8%)	(0.5%)
(Loss) income before (benefit) provision for income taxes	(41.8%)	4.0%
Income tax (benefit) provision	(0.3%)	0.1%
Net (loss) income	(41.5%)	3.9%

Comparison of 2023 and 2022

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Net revenue	$117,059	$138,826	$(21,767)	(16%)

Net revenue. Net revenue of $117.1 million for the year ended December 31, 2023 decreased by $21.8 million or 16% from revenue of $138.8 million for the year ended December 31, 2022. Revenue for the years ended December 31, 2023 and December 31, 2022 includes $76.6 million and $88.1 million relating to technology-enabled business solutions, $23.0 million and $34.0 million related to professional services and $13.4 million and $13.6 million for medical practice management services, respectively.

There was a $9.5 million decrease in project-based professional services revenue for the year ended December 31, 2023 as compared to 2022. The 2023 technology-enabled business solutions revenue was negatively impacted by two large accounts that had each been previously acquired prior to our beginning to serve them after a 2020 acquisition. The services provided to them were each winding down at the time of our acquisition and they both transitioned to the systems of their acquirers during 2022. Revenue from these two customers for the year ended December 31, 2023 was approximately $3.1 million, accounting for approximately $9.0 million of the decline in revenue. Revenue from these customers is expected to be approximately $300,000 for the year 2024. (Refer to Forward-Looking Statements disclosure on page 2 of this Form 10-K.)

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Direct operating costs	$70,817	$84,434	$(13,617)	(16%)
Selling and marketing	9,650	9,788	(138)	(1%)
General and administrative	21,464	23,820	(2,356)	(10%)
Research and development	4,736	4,401	335	8%
Change in contingent consideration	-	(3,090)	3,090	100%
Depreciation	2,001	1,952	49	3%
Amortization	12,401	9,773	2,628	27%
Goodwill impairment charges	42,000	-	42,000	100%
Net loss on lease terminations, unoccupied lease charges and restructuring costs	1,105	1,138	(33)	(3%)
Total operating expenses	$164,174	$132,216	$31,958	24%

Direct Operating Costs. Direct operating costs of $70.8 million for the year ended December 31, 2023 decreased by $13.6 million or 16% from direct operating costs of $84.4 million for the year ended December 31, 2022. Salary costs decreased by $9.4 million due to the decrease in the Pakistan exchange rate, a decrease in the U.S. headcount and the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense. Outsourcing and other customer processing costs decreased by $3.1 million and other costs such as medical supplies, vaccines, rent and consultancy fees decreased by $957,000.

Selling and Marketing Expense. Selling and marketing expense of $9.7 million for the year ended December 31, 2023 decreased by $138,000 or 1% from selling and marketing expense of $9.8 million for the year ended December 31, 2022. The decrease for the year ended December 31, 2023 was due to lower spending on selling and marketing activities.

General and Administrative Expense. General and administrative expense of $21.5 million for the year ended December 31, 2023 decreased by $2.4 million or 10% from general and administrative expense of $23.8 million for the year ended December 31, 2022. Salary costs decreased by $1.1 million due to the decrease in headcount and the Pakistan exchange rate. The Company’s contributions to community based projects and to a new academic institution in the Bagh area, a community where the Company has a large employee base, decreased by $1.0 million. Other costs such as computer expenses, utilities and office supplies decreased by $646,000. This increase was offset by a $635,000 increase in consulting expenses.

Research and Development Expense. Research and development expense of $4.7 million for the year ended December 31, 2023 increased by $335,000 or 8% from research and development expense of $4.4 million for the year ended December 31, 2022. The increase was due to the redeployment of employees performing functions that were previously classified as direct operating costs to functions classified as research and development expense which was offset by a decrease in the U.S. headcount. During the years ended December 31, 2023 and 2022, the Company capitalized approximately $8.6 million and $9.2 million of development costs in connection with its internal-use software, respectively.

Change in Contingent Consideration. The change of $3.1 million for the year ended December 31, 2022 reflected the estimated decrease in the fair value of the contingent consideration from the medSR acquisition. There was no contingent consideration liability recorded at December 31, 2023 or 2022.

Depreciation. Depreciation was $2.0 million for both the years ended December 31, 2023 and 2022.

Amortization Expense. Amortization expense of $12.4 million for the year ended December 31, 2023 increased by $2.6 million or 27% from amortization expense of $9.8 million for the year ended December 31, 2022. The increase in amortization expense was due to the amortization on certain internal-use software placed into production.

Goodwill Impairment Charges. Goodwill impairment charges represent the impairment recorded as it was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at both the annual impairment test date of October 31 and as a result of a triggering event in December 2023.

Net Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Net loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the year ended December 31, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less space. Charges of $102,000 for the year ended December 31, 2023, were incurred as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the year ended December 31, 2023 of $162,000. In addition, during the year ended December 31, 2023, the Company paid $27,000 to settle a claim regarding a lease termination in India. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022. Unoccupied lease charges for the year ended December 31, 2023 were $169,000. In addition, there was $645,000 of restructuring costs being recorded in 2023, whereas in 2022, there were no restructuring costs. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Interest income	$154	$41	$113	276%
Interest expense	(1,194)	(405)	(789)	(195%)
Other expense - net	(883)	(637)	(246)	(39%)
Income tax (benefit) provision	(364)	177	(541)	306%

Interest Income. Interest income of $154,000 for the year ended December 31, 2023 increased by $113,000 or 276% from interest income of $41,000 for the year ended December 31, 2022. The interest income represents interest earned on temporary cash investments, which increased due to rising interest rates and late fees from customers.

Interest Expense. Interest expense of $1.2 million for the year ended December 31, 2023 increased by $789,000 or 195% from interest expense of $405,000 for the year ended December 31, 2022. The increase in interest expense was due to the increased use of the line of credit and increases in interest rates. Interest expense on the line of credit was $906,000 and $138,000 and the amortization of deferred financing costs was $169,000 and $124,000 during the years ended December 31, 2023 and 2022, respectively.

Other Expense - net. Other expense - net was $883,000 for the year ended December 31, 2023 compared to other expense - net of $637,000 for the year ended December 31, 2022. Other expense primarily represents foreign currency transaction gains and losses. There were foreign exchange losses of $790,000 and $610,000 for the years ended December 31, 2023 and 2022, respectively. Transaction gains and losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts receivable/payable between the entities. Whenever the exchange rate varies, the gains and losses are recorded in the consolidated statements of operations.

Income Tax (Benefit) Provision. There was a $364,000 benefit for income taxes for the year ended December 31, 2023 compared to the provision for income taxes of $177,000 for the year ended December 31, 2022.

The current income tax expense for the year ended December 31, 2023 was approximately $161,000 compared to a current income tax expense of approximately $101,000 for the year ended December 31, 2022. The current provision for 2023 and 2022 primarily relates to state and foreign income taxes. The pre-tax loss and pre-tax income was $49 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively. The Company has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2023 and 2022.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, goodwill from asset acquisitions is tax deductible and amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is recorded over the amortization period, will have an indefinite life. As a result of the Company incurring tax losses for 2023 and 2022 which have an indefinite life under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable. The remaining deferred tax liability remains on the Company’s consolidated balance sheet indefinitely unless there is an impairment of goodwill (for financial reporting purposes) or a portion of the related business is sold. In 2023, there was a goodwill impairment charge of $42 million, a portion of which was allocated to the tax deductible portion of the goodwill balance. The impairment charge resulted in the reversal of the entire deferred tax liability at December 31, 2023.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of December 31, 2023, the Company has a total federal NOL carry forward of approximately $274 million of which approximately $198 million will expire between 2034 and 2037, and the balance of approximately $76 million has an indefinite life. Out of the total federal NOL carry forward, approximately $238 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $199 million, of which $86 million relates to the State of New Jersey. These NOLs expire starting in 2025.

Liquidity and Capital Resources

During the year ended December 31, 2023, there was positive cash flow from operations of $15.5 million and at year-end, the Company had $3.3 million in cash and negative working capital of $57,000. During the year ended December 31, 2022, there was positive cash flow from operations of $21.2 million and at year-end, the Company had $12.3 million in cash and positive working capital of $12.3 million. The Company has a revolving line of credit with SVB, and as of December 31, 2023, there was $10 million outstanding. During the year ended December 31, 2023, the Company sold 59,773 shares of 8.75% Series B Preferred Stock and raised $1.4 million in net proceeds after fees and expenses. During the year ended December 31, 2022, the Company sold 1,324,858 shares of 8.75% Series B Preferred Stock and raised $30.9 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the years presented.

	Year Ended December 31,		Change
	2023	2022	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$15,461	$21,151	$(5,690)	(27%)
Net cash used in investing activities	(11,613)	(11,767)	154	1%
Net cash used in financing activities	(13,285)	(7,650)	(5,635)	(74%)
Effect of exchange rate changes on cash	469	225	244	108%
Net (decrease) increase in cash	$(8,968)	$1,959	$(10,927)	(558%)

The loss before income taxes was $49 million for the year ended December 31, 2023, of which $42 million was a non-cash goodwill impairment charge and $14.4 million was non-cash depreciation. The income before income taxes for the year ended December 31, 2022 was $5.6 million, which included $11.7 million of non-cash depreciation and amortization.

In fiscal year 2023, the Company incurred a net loss of $48.7 million compared to $5.4 million of net income in fiscal year 2022, and at December 31, 2023, had cash of $3.3 million and a working capital deficit of $57,000. The decrease in cash for fiscal 2023 was $9 million compared to an increase in cash of $2 million in fiscal 2022. The Company also has $10 million drawn on its line of credit. Together, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated by focusing on cost-control. Management developed a plan that was substantially implemented during fiscal 2023 to improve liquidity in its operations through reductions in payroll and operating expenses. After the reduction is implemented and through employee attrition, the Company expects an improvement of approximately $10 million in annualized free cash flow, which represents approximately 14% of total payroll cost. This reduction will result in approximately $5 million in annualized payroll expense savings. In addition, the Company instituted certain other expense reductions. The Company also suspended its Preferred Stock dividends in December 2023 resulting in cash savings of $1.3 million per month. Additional headcount reductions occurred in early 2024. Additional cost reductions will continue throughout the year. The Company is focused on reducing costs, returning to profitability, generating positive cash flow and maintaining compliance with its debt covenants. Although there are no guarantees that the Company will be successful, it believes that such initiatives will enable it to continue as a going concern through at least the next twelve months.

Management continues to focus on the Company’s overall profitability, including managing expenses, and to the extent possible growing revenue, and expects that these efforts will continue to enhance our liquidity and financial position. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of the financial statements issuance.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on prime rate which had been increasing through 2023 but now appears to be remaining steady.

Operating Activities

Cash provided by operating activities was $15.5 million and $21.2 million during the years ended December 31, 2023 and 2022, respectively. The decrease in the net income of $54.1 million included the following changes in non-cash items: a goodwill impairment charge of $42 million, an increase in depreciation and amortization of $2.6 million and a decrease in the change in contingent consideration of $3.1 million. Revenue decreased by $21.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, offset by a decrease in cash operating expenses of $15.8 million for the same period.

Accounts receivable decreased by $2.2 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Accounts payable, accrued compensation and accrued expenses increased by $3.3 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively.

Investing Activities

Cash used in investing activities during the year ended December 31, 2023 was $11.6 million, a decrease of $154,000 compared to $11.8 million during the year ended December 31, 2022. Capitalized software was $8.6 million and $9.2 million during the years ended December 31, 2023 and 2022, respectively. Purchases of property and equipment were $3.1 million and $2.6 million during the years ended December 31, 2023 and 2022, respectively.

Financing Activities

Cash used by financing activities during the year ended December 31, 2023 was $13.3 million, compared to $7.7 million of cash used for the year ended December 31, 2022. Cash provided by financing activities during 2023 includes $1.4 million of net proceeds from issuing 59,773 shares, offset by $888,000 of repayments for debt obligations, and $14.3 million of preferred stock dividends. Cash provided by financing activities during 2022 includes $30.9 million of net proceeds from issuing 1,324,858 shares of Series B Preferred Stock of which $20.0 million was used to redeem 800,000 shares of Series A Preferred Stock, offset by $1.0 million of repayments for debt obligations, and $15.3 million of preferred stock dividends. There was also $1.5 million of payments to settle the tax withholding obligations in 2023 compared to $1.2 million in 2022. The net proceeds from the line of credit were $2.0 million during the year ended December 31, 2023. There were no net proceeds from the line of credit during the year ended December 31, 2022.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2023, talkMD had not yet commenced operations. The Company has made arrangements to have the income tax returns prepared for talkMD and will advance the funds for the required taxes. Cumulatively, the Company has paid approximately $5,000 on behalf of talkMD for income taxes. We do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2023, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Our management, including our Chief Executive Officer and Interim Chief Financial Officer, has concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Our management has performed its assessment according to the guidelines established by COSO. Our management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading agreement or non-Rule 10b5-1 trading agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2024 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2023 (“2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2023 and 2022
(ii)	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
(iii)	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023 and 2022
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

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

3.8	Certificate of Correction to Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.9	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.10	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.11	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.12	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.13	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.14	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.15	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.16	Seventh Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.17	Certificate of Correction to Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.18	Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.4 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.19	Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.20	Certificate of Correction to First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.21	First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.5 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.22	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015, and incorporated herein by reference).

4.3	Form of stock certificate of the 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-A on January 31, 2022 and incorporated herein by reference).

4.4	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.5 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.7	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.6 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Stock issued by the Company on June 16, 2020 with respect to the Meridian transaction (filed as Exhibit 4.7 to the Company’s Form S-1 filed on August 20, 2020, and incorporated herein by reference).

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.9 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4*	Second Amendment to MTBC, Inc. Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6 *	Third Amendment to Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022, and incorporated herein by reference).

10.7 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.8	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of March 23, 2021 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2021, and incorporated herein by reference).

10.11 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.12	Employment Agreement and Bonus Agreement between the Company and Larry Steenvoorden each dated as of July 6, 2023 (filed as Exhibit 10.1 and 10.2, respectively, to the Company’s Form 8-K filed on July 11, 2023 and incorporated herein by reference).

10.13	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.14	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.15	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.16	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank (filed as Exhibit 10.16 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

10.17	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.18	Joinder and Fifth Loan Modification Agreement dated September 21, 2021, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 22, 2021 and incorporated herein by reference).

10.19	Sixth Loan Modification Agreement dated January 27, 2022, by and between the Company and SVB (filed as Exhibit 10.19 to the Company’s Form 10-Q filed on May 9, 2022 and incorporated herein by reference).

10.20	Seventh Loan Modification Agreement dated February 17, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 21, 2023 and incorporated herein by reference).

10.21	Eighth Loan Modification Agreement dated August 31, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 1, 2023 and incorporated herein by reference).

10.22	Underwriting Agreement dated January 28, 2022 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on January 31, 2022, and incorporated herein by reference).

10.23	At Market Issuance Sales Agreement dated February 14, 2022 by and between CareCloud, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.24	Consulting Agreement dated June 3, 2022 by and between the Company and Hill City Advisors, LLC (filed as Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.25	Amendment to Consulting Agreement dated February 16, 2023 by and between the Company and Hill City Advisors, LLC (filed as Exhibit 10.23 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.26	Additional Statement of Work dated January 29, 2024 added as Exhibit B to the Consulting Agreement between the Company and Hill City Advisors, LLC.

10.27	Consulting Agreement dated January 9, 2024, and as amended February 12, 2024, by and between the Company and Korn Intellect, LLC.

21.1	List of subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date:	March 21, 2024

By:	/s/ Norman Roth
Norman Roth
Interim Chief Financial Officer and Corporate Controller
Date:	March 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 21, 2024
Mahmud Haq	Executive Chairman and Director

/s/ A. Hadi Chaudhry		March 21, 2024
A. Hadi Chaudhry	Principal Executive Officer, President and Director

/s/ Norman Roth		March 21, 2024
Norman Roth	Principal Financial and Accounting Officer

/s/ Anne Busquet		March 21, 2024
Anne Busquet	Director

/s/ John N. Daly		March 21, 2024
John N. Daly	Director

/s/ Bill Korn		March 21, 2024
Bill Korn	Director

/s/ Cameron Munter		March 21, 2024
Cameron Munter	Director

/s/ Lawrence Sharnak		March 21, 2024
Lawrence Sharnak	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CareCloud, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CareCloud, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Healthcare IT Reporting Unit

As described further in Note 2, 3, and 19 to the consolidated financial statements, the Company performed its annual goodwill impairment assessment as of October 31, 2023, on its Healthcare IT (HIT) reporting unit. In addition, the Company identified triggering events on August 31, 2023 and December 12, 2023 that resulted in goodwill impairment assessments of HIT for each of the respective dates. For the annual impairment test date and at December 12, 2023, the Company concluded that the fair value of the HIT reporting unit was less than the carrying value at these dates, leading to the Company recording an impairment charge. We identified the Company’s goodwill impairment assessment over the HIT reporting unit for each of those assessment dates as a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment as of August 31, 2023, October 31, 2023 and December 12, 2023 is a critical audit matter are the significant management estimates and judgements related to forecasts of expected future cash flows required to estimate the HIT reporting unit’s fair value. Management’s significant estimates and judgements include the determination of the discount rates, revenue growth rates, operating margins, long-term growth rate, and weightings assigned to the valuation methodologies used. Auditing these estimates requires a high degree of auditor judgement, including the use of professionals with specialized skills and knowledge.

Our audit procedures related to the goodwill impairment assessment included the following, among others:

●	We assessed management’s ability to forecast by comparing historical projections to actual results.
●	We evaluated management’s revenue growth rates, operating margins, and cash flows for consistency with relevant historical data and trends, recent changes in the business, underlying business strategies, and external industry data and forecasts used at each impairment testing date.
●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies, inputs, and assumptions utilized by management, including the long-term growth rate and discount rate.
●	We performed sensitivity analyses on discount rates used to evaluate the impact that changes in these assumptions have on management’s conclusion.

Going Concern Analysis

As described further in Note 2 to the consolidated financial statements, as of and for the year end December 31, 2023, the Company generated a net loss of $48.7 million, suspended the dividend on its Series A and B Preferred Stock and had negative working capital of $57,000 and cash of $3.3 million. These factors, among others, raised substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least once year from the date of the issuance of the financial statements; however, management believes its plan to mitigate these conditions alleviates this substantial doubt. Management’s plan includes an assessment of liquidity, judgments about the Company’s future activities and compliance with terms of its lending arrangement that are based on estimates of future cash flows. Significant assumptions used in the Company’s forecasted model of liquidity include forecasted revenue and accounts receivable, costs, and cash flows. Changes in these assumptions could have a material impact on the forecasted liquidity and going concern assessment. We identified the going concern analysis as a critical audit matter.

The principal consideration for our determination that the going concern analysis is a critical audit matter are the significant judgements and assumptions involved in determining whether it is probable that management’s plans will be effectively implemented and alleviate substantial doubt about the Company’s ability to continue as a going concern. More specifically, there was a high degree of auditor judgment and subjectivity in performing our procedures to evaluate the reasonableness of the Company’s forecasted financial results.

Our audit procedures related to the going concern assessment included the following, among others:

●	We evaluated the Company’s forecasted financial results and ability to meet obligations as they come due for at least twelve months from the issuance date of these financial statements by:

○	Comparing the Company’s forecasted future financial results to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) forward-looking guidance set forth by the Company within their earnings release, (4) industry data, and (5) forecasted balances against actual results of the first two months of fiscal year 2024.
○	Performing sensitivity analyses on the Company’s forecasted cash flows and liquidity covenant calculations by adjusting management’s projected cash balances using actual results subsequent to year end and adjusted levels of revenue growth.

●	We evaluated management’s plans, including estimated cost savings and probability that the Company will be able to successfully implement these plans to alleviate substantial doubt about the Company’s ability to continue as a going concern.
●	We assessed the appropriateness of the disclosures included within the consolidated financial statements relating to liquidity and going concern.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Iselin, New Jersey
March 21, 2024

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$3,331	$12,299
Accounts receivable - net	11,888	14,773
Contract asset	5,094	4,399
Inventory	465	381
Current assets - related party	16	16
Prepaid expenses and other current assets	2,449	2,785
Total current assets	23,243	34,653
Property and equipment - net	5,317	5,056
Operating lease right-of-use assets	4,365	4,921
Intangible assets - net	25,074	29,520
Goodwill	19,186	61,186
Other assets	641	838
TOTAL ASSETS	$77,826	$136,174
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,798	$5,681
Accrued compensation	3,444	4,248
Accrued expenses	5,065	4,432
Operating lease liability (current portion)	1,888	2,273
Deferred revenue (current portion)	1,380	1,386
Notes payable (current portion)	292	319
Dividend payable	5,433	4,059
Total current liabilities	23,300	22,398
Notes payable	37	13
Borrowings under line of credit	10,000	8,000
Operating lease liability	2,516	3,207
Deferred revenue	256	342
Deferred tax liability	-	525
Total liabilities	36,109	34,485
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 shares at December 31, 2023 and December 31, 2022. Series B, issued and outstanding 1,468,792 and 1,344,128 shares at December 31, 2023 and December 31, 2022, respectively	6	6
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 16,620,891 and 15,970,204 shares at December 31, 2023 and December 31, 2022, respectively. Outstanding 15,880,092 and 15,229,405 shares at December 31, 2023 and December 31, 2022, respectively	17	16
Additional paid-in capital	120,706	130,987
Accumulated deficit	(74,481)	(25,621)
Accumulated other comprehensive loss	(3,869)	(3,037)
Less: 740,799 common shares held in treasury, at cost at December 31, 2023 and December 31, 2022	(662)	(662)
Total shareholders’ equity	41,717	101,689
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,826	$136,174

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

($ in thousands, except share and per share amounts)

	December 31,
	2023	2022
NET REVENUE	$117,059	$138,826
OPERATING EXPENSES:
Direct operating costs	70,817	84,434
Selling and marketing	9,650	9,788
General and administrative	21,464	23,820
Research and development	4,736	4,401
Change in contingent consideration	-	(3,090)
Depreciation and amortization	14,402	11,725
Goodwill impairment charges	42,000	-
Net loss on lease terminations, unoccupied lease charges and restructuring costs	1,105	1,138
Total operating expenses	164,174	132,216
OPERATING (LOSS) INCOME	(47,115)	6,610
OTHER:
Interest income	154	41
Interest expense	(1,194)	(405)
Other expense - net	(883)	(637)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(49,038)	5,609
Income tax (benefit) provision	(364)	177
NET (LOSS) INCOME	$(48,674)	$5,432

Preferred stock dividend	15,674	15,517
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(64,348)	$(10,085)

Net loss per common share: basic and diluted	$(4.11)	$(0.67)
Weighted-average common shares used to compute basic and diluted loss per share	15,669,472	15,109,587

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

($ in thousands)

	December 31,
	2023	2022
NET (LOSS) INCOME	$(48,674)	$5,432
OTHER COMPREHENSIVE LOSS, NET OF TAX
Foreign currency translation adjustment (a)	(832)	(1,283)
COMPREHENSIVE (LOSS) INCOME	$(49,506)	$4,149

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2023 before adoption of ASC 326	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689
Cumulative effect of adopting ASC 326	-	-	-	-	-	-	-	(186)	-	-	(186)
Balance - January 1, 2023 after adoption	4,526,231	5	1,344,128	1	15,970,204	16	130,987	(25,807)	(3,037)	(662)	101,503
Net loss	-	-	-	-	-	-	-	(48,674)	-	-	(48,674)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(832)	-	(832)
Stock issued under the equity incentive plan	-	-	64,891	-	610,687	1	-	-	-	-	1
Issuance of Series B Preferred Stock (1)	-	-	59,773	-	-	-	1,427	-	-	-	1,427
Shares issued for services	-	-	-	-	40,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	3,966	-	-	-	3,966
Preferred stock dividends	-	-	-	-	-	-	(15,674)	-	-	-	(15,674)
Balance - December 31, 2023	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717

Balance - January 1, 2022	5,299,227	$5	-	$-	15,657,641	$16	$131,379	$(31,053)	$(1,754)	$(662)	$97,931
Net income	-	-	-	-	-	-	-	5,432	-	-	5,432
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,283)	-	(1,283)
Stock issued under the equity incentive plan	27,004	-	19,270	-	303,491	-	-	-	-	-	-
Redemption of Series A Preferred Stock	(800,000)	-	-	-	-	-	(20,005)	-	-	-	(20,005)
Exercise of common stock warrants	-	-	-	-	9,072	-	-	-	-	-	-
Issuance of Series B Preferred Stock (1)	-	-	1,324,858	1	-	-	30,900	-	-	-	30,901
Stock issuance costs	-	-	-	-	-	-	(32)	-	-	-	(32)
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	4,262	-	-	-	4,262
Preferred stock dividends	-	-	-	-	-	-	(15,517)	-	-	-	(15,517)
Balance - December 31, 2022	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689

(1)	Amounts are net of issuance cost of approximately $71,000 and $2.3 million for 2023 and 2022, respectively.

For 2022, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

For 2023, the preferred stock dividends were paid monthly from January through November at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

($ in thousands)

	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(48,674)	$5,432
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,889	12,318
Lease amortization	2,152	3,286
Deferred revenue	(92)	302
Provision for expected credit losses	454	740
Deferred income taxes (benefit) provision	(525)	76
Foreign exchange loss	790	610
Interest accretion	688	596
Goodwill impairment charges	42,000	-
Stock-based compensation expense	4,886	4,914
Change in contingent consideration	-	(3,090)
Changes in operating assets and liabilities:
Accounts receivable	2,246	1,493
Contract asset	(695)	326
Inventory	(84)	122
Other assets	682	619
Accounts payable and other liabilities	(3,256)	(6,593)
Net cash provided by operating activities	15,461	21,151
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,063)	(2,588)
Capitalized software and other intangible assets	(8,550)	(9,179)
Net cash used in investing activities	(11,613)	(11,767)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(14,300)	(15,314)
Settlement of contingent obligation	-	(1,000)
Settlement of tax withholding obligations on stock issued to employees	(1,524)	(1,197)
Repayments of notes payable	(888)	(1,003)
Stock issuance costs	-	(32)
Proceeds from issuance of Series B Preferred Stock, net of expenses	1,427	30,901
Redemption of Series A Preferred Stock	-	(20,005)
Proceeds from line of credit	14,700	25,500
Repayment of line of credit	(12,700)	(25,500)
Net cash used in financing activities	(13,285)	(7,650)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	469	225
NET (DECREASE) INCREASE IN CASH	(8,968)	1,959
CASH - Beginning of the year	12,299	10,340
CASH - End of the year	$3,331	$12,299
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$5,433	$4,059
Purchase of prepaid insurance and motor vehicle with assumption of notes	$656	$695
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$144	$153
Interest	$927	$162

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity and Going Concern — Primarily due to a decline in revenue associated with our Healthcare IT segment and a goodwill impairment of $42 million, the Company generated a net loss of $48.7 million and had a net decrease in cash of $9.0 million for the year ended December 31, 2023. At December 31, 2023, the Company had negative working capital of $57,000 and cash of $3.3 million. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated by focusing on cost-control. As discussed in Note 13, the Company approved a restructuring plan to reduce headcount and operating costs and generate positive cash flow. In addition, the Company has suspended the dividend on the Company’s Preferred Stock, which saves approximately $1.3 million of cash each month. The dividend will continue to accrue in arrears each month since it is cumulative, but would not be a legal obligation until the dividend is reinstated. The dividend will not be recorded as a liability until its declared by the Board of Directors. The Company projects that this restructuring plan, that was implemented in 2023 and will be completed by the end of 2024, will reduce expenses, thereby reducing ongoing liquidity needs to enable continuation of operations and compliance with debt covenants for the foreseeable future. Although there are no guarantees that the Company will be successful, it believes such initiatives will enable it to continue as a going concern through at least the next twelve months.

Segment Reporting — The Company views its operations as comprising two operating segments, Healthcare IT and Medical Practice Management. The chief operating decision maker (“CODM”) monitors and reviews financial information at these segment levels for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of goodwill and long-lived assets, (2) depreciable lives of assets, (3) allowance for expected credit losses, (4) contingent consideration, (5) estimates of variable consideration related to the contract asset, (6) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life, (7) stock-based compensation, and (8) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

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

The Company’s revenue arrangements generally do not include a general right of refund for services provided (See Note 8, Revenue, for additional information).

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $4.0 million and $4.5 million of advertising costs for the years ended December 31, 2023 and 2022, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets in the accompanying consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2023 and 2022, the Company capitalized approximately $8.6 million and $9.2 million, respectively, primarily consisting of salaries and payroll-related costs of employees and consultants who devoted time to the development of internal-use software projects.

Accounts Receivable — Accounts receivable are stated at their net realizable value. Accounts receivable are presented on the consolidated balance sheet net of an allowance for expected credit losses, which is established based on a lifetime estimated credit loss expected to occur for trade accounts receivable.

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

There was no impairment of internal-use software costs, intangible assets, operating lease right of use assets or property and equipment during the years ended December 31, 2023 and 2022.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The goodwill impairment test for the Healthcare IT segment is performed using the discounted cash flow approach, the trading price of publicly traded stock, and the guideline public company method. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. The Company had a triggering event at August 31, 2023, but it was determined that no goodwill impairment existed at that time. The Company had an additional triggering event in December 2023. It was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at October 31 and on December 12, 2023 (triggering event). Accordingly, impairment charges of approximately $2.0 million and $40.0 million, respectively, were recorded. (See Note 3.) No impairment charges were recorded during the year ended December 31, 2022.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2023 and 2022.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2023 and 2022, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2023 and 2022, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors had declared monthly dividends on the Series A and Series B Preferred Stock through February 2024. However, in December 2023, the dividends on the Preferred Stock were suspended. The dividend scheduled for payment on December 15, 2023 together with the remaining dividends that were declared, have been accrued in the consolidated balance sheet. Future monthly dividends will continue to accrue in arrears but will not be recorded as a liability until declared by the Board of Directors. Preferred Stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank, a division of First Citizens Bank (“SVB”).

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other expense – net in the consolidated statements of operations and amounted to losses of approximately $790,000 and $610,000 for the years ended December 31, 2023 and 2022, respectively.

Net Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs — Net loss on lease termination represents the write-off of leasehold improvements as the result of early lease terminations. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacated and not being utilized by the Company. The Company was able to turn back to the landlord one of the unused facilities effective January 1, 2022. Restructuring costs which were incurred in 2023, primarily consist of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. (See Note 13.)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delayed this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company adopted this guidance on January 1, 2023 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in accumulated deficit or other impacted balance sheet items upon adoption. The impact to the accumulated deficit as of January 1, 2023 for the allowance related to accounts receivable was a charge of approximately $186,000 and a corresponding increase to the allowance for expected credit losses.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Disclosures. The amendments in this update improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The expected impact would only be to the financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this update to have a material impact on the consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At December 31, 2023, and 2022, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Beginning gross balance	$61,186	$61,186
Acquisitions	-	-
Impairment charges	(42,000)	-
Ending gross balance	$19,186	$61,186

As a result of a triggering event in December 2023 resulting from the suspension of the Preferred Stock dividend, the Company updated its annual goodwill impairment test that was performed as of October 31, 2023 for the Healthcare IT segment. It was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at both October 31 and as a result of the triggering event. Accordingly, impairment charges of approximately $2.0 million and $40.0 million, respectively, were recorded.

Below is a summary of intangible asset activity for the years ended December 31, 2023 and 2022:

	Customer	Capitalized	Other Intangible
	Relationships	Software	Assets	Total
	($ in thousands)
COST
Balance, January 1, 2023	$47,597	$21,547	$9,651	$78,795
Additions	-	8,548	2	8,550
Translation loss	-	(716)	-	(716)
Balance, December 31, 2023	$47,597	$29,379	$9,653	$86,629
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2023	$39,523	$4,932	$4,820	$49,275
Amortization expense	4,849	7,426	126	12,401
Translation loss	-	(121)	-	(121)
Balance, December 31, 2023	44,372	12,237	4,946	61,555
Net book value	$3,225	$17,142	$4,707	$25,074

COST
Balance, January 1, 2022	$47,597	$13,196	$9,632	$70,425
Additions	-	9,160	19	9,179
Translation loss	-	(809)	-	(809)
Balance, December 31, 2022	$47,597	$21,547	$9,651	$78,795
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2022	$33,851	$1,591	$4,205	$39,647
Amortization expense	5,672	3,485	615	9,772
Translation loss	-	(144)	-	(144)
Balance, December 31, 2022	39,523	4,932	4,820	49,275
Net book value	$8,074	$16,615	$4,831	$29,520

As a result of a triggering event in December 2023, we also reviewed our other long term assets for impairment. We determined that the fair value of these assets exceeded their carrying value and that there was no impairment.

The amount for capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent non-compete agreements, purchased and acquired software and trademarks. Amortization expense was approximately $12.4 million and $9.8 million for the years ended December 31, 2023 and 2022, respectively. The weighted-average amortization period is three years.

As of December 31, 2023, future amortization expense scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2024	$11,634
2025	8,384
2026	4,006
2027	300
2028	300
Thereafter	450
Total	$25,074

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2023	2022
	($ in thousands)
Computer equipment	$5,510	$5,831
Office furniture and equipment	1,985	1,990
Transportation equipment	1,129	1,099
Leasehold improvements	5,350	3,460
Assets not placed in service	-	72
Total property and equipment	13,974	12,452
Less accumulated depreciation	(8,657)	(7,396)
Property and equipment – net	$5,317	$5,056

Depreciation expense was approximately $2.0 million for both the years ended December 31, 2023 and 2022.

As a result of a triggering event in December 2023, we also reviewed our property and equipment for impairment. We determined that the fair value of these assets exceeded their carrying value and that there was no impairment.

5. CONCENTRATIONS

Financial Risks — As of December 31, 2023 and 2022, the Company held cash of approximately $255,000 and $1.8 million, respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts. The cash held by each U.S. operating company was below the federal insurance limit at December 31, 2023.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2023, two customers each individually accounted for approximately 7% of accounts receivable. As of December 31, 2022, two customers each individually accounted for approximately 6% of accounts receivable. During the years ended December 31, 2023 and 2022, there was one customer with sales of approximately 9% and 7% of total revenue, respectively.

Geographical Risks — The Company’s offices in Islamabad and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office known as Azad Jammu and Kashmir. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Bagh office now operates as the main operational center for the Company. The Company’s operations outside the United States are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the countries in which it operates and by the general state of these countries’ economies. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in local countries’ telecommunications industries, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance, and rates and methods of taxation.

Carrying amounts of net assets located outside the United States were approximately $7.6 million and $8.5 million as of December 31, 2023 and 2022, respectively. These balances exclude net intercompany receivables of approximately $1.0 million as of both December 31, 2023 and 2022, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	($ in thousands)
Current assets	$806	$2,306
Non-current assets	8,250	7,890
	9,056	10,196
Current liabilities	(1,250)	(1,500)
Non-current liabilities	(240)	(224)
Net assets	$7,566	$8,472

6. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(64,348)	$(10,085)
Weighted-average common shares used to compute basic and diluted loss per share	15,669,472	15,109,587
Net loss attributable to common shareholders per share - basic and diluted	$(4.11)	$(0.67)

At December 31, 2023, the 733,908 unvested restricted stock units (“RSUs”) as discussed in Note 15 have been excluded from the above calculations as they were anti-dilutive. All of the warrants previously outstanding expired unexercised in 2023 and are excluded from the above calculations. At December 31, 2022, the 598,245 unvested equity RSUs and 1,128,489 unexercised warrants have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

7. DEBT

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement which replaced the previous credit facility. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for two years. During February 2023, the line of credit was increased to $25 million and the term was extended for two years through October 13, 2025. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was increased from the prime rate plus 1.5% to the prime rate plus 2.0%. The requirement for the minimum liquidity ratio was slightly reduced. These amendments expire March 31, 2024 and the credit facility reverts to its previous terms.

As of December 31, 2023 and 2022, there was $10 million and $8 million, respectively, of borrowings under the credit facility. Interest on the SVB revolving line of credit is currently charged at the prime rate plus 2.0%. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB. At December 31, 2023, the remaining borrowing base was approximately $4.6 million.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant and expired unexercised in September 2023. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $100,000. These covenants include a minimum level of adjusted EBITDA or a minimum liquidity ratio, one of which must be satisfied when borrowings are outstanding. At December 31, 2023 and 2022, the Company was in compliance with all covenants.

During January 2022, the agreement with SVB was modified to allow the Company to issue Series B Preferred Stock and pay monthly dividends on this stock, to use a portion of the offering proceeds to redeem a portion of the Series A Preferred Stock that is outstanding and to allow for the potential exchange of shares of Series A Preferred Stock for Series B Preferred Stock.

During March 2023, SVB became a division of First Citizens Bank & Trust Company. The agreements that governed the former SVB relationship remain in place. As a result, there were no changes to the terms of the credit agreement.

Vehicle Financing Notes — The Company finances certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes typically have three to six year terms and are issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 8.56%.

Maturities of the outstanding notes payable and other obligations as of December 31, 2023 are as follows:

Years ending December 31,	Line of Credit	Vehicle Financing Notes	Insurance Financing	Total
	($ in thousands)
2024	$-	$12	$280	$292
2025	10,000	12	-	10,012
2026	-	11	-	11
2027	-	7	-	7
2028	-	7	-	7
Total	$10,000	$49	$280	$10,329

8. REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account under ASC 606. The Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For many services the Company recognizes revenue as a percentage of the amount the customer collects on the medical billing claims. The Company’s software is utilized at the time the provider sees the patient, and the Company estimates the value of the consideration it will earn over the remaining contractual period as our services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under the new standard.

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

The following table represents a disaggregation of revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$76,640	$88,140
Professional services	23,022	33,984
Printing and mailing services	2,968	2,207
Group purchasing services	1,053	945
Medical Practice Management:
Medical practice management services	13,376	13,550
Total	$117,059	$138,826

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions, which typically includes revenue cycle management services, is billed as a percentage of payments collected by our customers. The fee for our services often includes the ability to use our EHR and practice management software as well as RCM as part of the bundled fee. The SaaS component is not a material portion of the contract compared to the stand-alone value of RCM.

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

Our digital health services, which began generating revenue in 2022, include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alerts the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the years ended December 31, 2023 and 2022, was approximately $1.5 million and $208,000, respectively. The revenue for remote patient monitoring for the years ended December 31, 2023 and 2022 was approximately $400,000 and $6,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at December 31, 2023 and 2022 was approximately $100,000 and $2.0 million, respectively.

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

For all of the above revenue streams other than group purchasing services and chronic care management, revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

There were no unsatisfied performance obligations for contracts with an original duration greater than one year. The Company has elected to utilize the practical expedient available within the guidance for contracts with an expected duration of one year or less.

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

Our contracts for medical practice management services have approximately an additional 15 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month end.

Information about contract balances:

As of December 31, 2023, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $4.7 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $374,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable – Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2023	$14,773	$4,399	$1,386	$342
(Decrease) increase, net	(2,885)	695	(6)	(86)
Balance as of December 31, 2023	$11,888	$5,094	$1,380	$256

Balance as of January 1, 2022	$17,006	$4,725	$1,085	$341
(Decrease) increase, net	(2,233)	(326)	301	1
Balance as of December 31, 2022	$14,773	$4,399	$1,386	$342

Deferred revenue:

The amount of deferred revenue at the beginning of the year and recognized during the year ended December 31, 2023 and 2022 was approximately $1.1 million and $1.3 million, respectively.

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of the initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $517,000 and $643,000 at December 31, 2023 and 2022, respectively, and are included in the other assets amounts in the consolidated balance sheets. The amortization of deferred sales commissions during the years ended December 31, 2023 and 2022 was approximately $487,000 and $594,000, respectively.

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the year ended December 31, 2023, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Beginning balance	$823	$537
Adoption of ASC 326	186	-
Provision	454	740
Recoveries/adjustments	107	313
Write-offs	(691)	(767)
Ending balance	$879	$823

9. SHAREHOLDERS’ EQUITY

Treasury stock

The Board of Directors of the Company previously approved common stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 common shares held as treasury stock at an aggregate cost of $662,000.

Common stock

The Company had the right to sell up to $50 million of its common stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the years ended December 31, 2023 and 2022, no shares of common stock were issued under this ATM. This right terminated when the Company suspended the Preferred Stock dividends.

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

Preferred stock

The Company has seven million authorized shares of preferred stock of which 4,526,231 have been designated as Series A shares and the balance have been designated as Series B shares.

The Company also had the right to sell up to $35 million of its Series B Preferred Stock using an ATM facility. This right terminated when the Company suspended the Preferred Stock dividends. The underwriter received 3% of the gross proceeds. During the year ended December 31, 2023, the Company sold 59,773 of shares of Series B Preferred Stock under the Company’s ATM and received net proceeds of approximately $1.4 million. During the year ended December 31, 2022, the Company sold 1,324,858 shares of Series B Preferred Stock and received net proceeds of approximately $30.9 million. This includes 224,048 shares sold under the Company’s ATM. On March 18, 2022, the Company used a portion of the proceeds from selling Series B Preferred Stock to redeem 800,000 shares of Series A Preferred Stock for $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date.

Since November 4, 2020, the Company has the right to redeem, at its option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series A Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods, at which time they are entitled to appoint two additional directors to our Board of Directors. If the Company were to liquidate, dissolve or wind up, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Series A Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDP.”

Since February 15, 2024 and prior to February 15, 2025, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.75 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2025 and prior to February 15, 2026, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.50 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2026 and prior to February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.25 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series B Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDO.”

Dividends on the Series A and Series B Preferred Stock of $2.75 and $2.19, respectively, annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. In October, 2023, the Board of Directors had declared monthly dividends on the Series A and Series B Preferred Stock payable through February 2024; however, on December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends will defer approximately $1.3 million in cash dividend payments each month. During this suspension, dividends will continue to accrue in arrears on the Series A and Series B Preferred Stock. The Board of Directors will regularly review and consider when the suspension should be lifted.

Warrants

The Company has issued 6,603,489 warrants for its common stock, of which 1,128,489 remained outstanding at December 31, 2022. All of these warrants expired unexercised during 2023 and there were no warrants outstanding at December 31, 2023. During the year ended December 31, 2022, 125,000 warrants were exercised at a $3.92 exercise price. The warrants were exercised via a cashless exercise.

The Company incurs common and preferred stock offering costs which consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs. In connection with the 2023 and 2022 equity offerings, the Company incurred approximately $71,000 and $2.3 million, respectively, of such costs, including underwriting commissions and placement agent fees. For the year ended December 31, 2022, there was $32,000 of fees paid for comfort letters in connection with the equity offerings.

10. COMMITMENTS AND CONTINGENCIES

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

On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC; Meridian Medical Management, Inc.; and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The deadline for Ramapo to file a summary action in New Jersey seeking to overturn the arbitrator’s decision is April 20, 2024. The Company’s portion of the settlement is approximately $32,000 and the insurance company will pay the balance. The Company’s portion has been recorded in accrued expenses at December 31, 2023 in the consolidated balance sheet.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

11. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2023 and 2022. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. There was one lease modification during the year ended December 31, 2023 and none during the year ended December 31, 2022. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis.

During the years ended December 31, 2023 and 2022, there were approximately $169,000 and $1.0 million, respectively, of unoccupied lease charges for two of the Company’s facilities. There were no lease impairments recorded for the years ended December 31, 2023 and 2022.

During the year ended December 31, 2022, there was a gain on lease termination of approximately $105,000. Additionally, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs of approximately $203,000. These amounts are included in the net loss on lease terminations, unoccupied lease charges and restructuring costs in the consolidated statements of operations.

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the consolidated statements of operations based on the nature of the expense. As of December 31, 2023, we had 32 leased properties, five in Medical Practice Management and 27 in Healthcare IT, with the remaining terms ranging from less than one year to twelve years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 12.

The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Operating lease cost	$2,669	$3,714
Short-term lease cost	-	92
Variable lease cost	32	29
Total - net lease cost	$2,701	$3,835

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2023 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,365	$4,921

Operating lease liabilities (current portion)	$1,888	$2,273
Operating lease liabilities	2,516	3,207
Total operating lease liabilities	$4,404	$5,480

Operating leases:
ROU assets	$6,571	$8,293
Asset lease expense	(2,152)	(3,286)
Foreign exchange loss	(54)	(86)
ROU assets, net	$4,365	$4,921

Weighted average remaining lease term (in years):
Operating leases	4.5	5.1
Weighted average discount rate:
Operating leases	13.3%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,244	$4,743

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$1,682	$1,569

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2024	$2,304
2025	1,295
2026	538
2027	416
2028	347
Thereafter	1,427
Total lease payments	6,327
Less: imputed interest	(1,923)
Total lease obligations	4,404
Less: current obligations	(1,888)
Long-term lease obligations	$2,516

12. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $125,000 and $58,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the accounts receivable balance due from this customer was approximately $18,000 and $10,000, respectively, and is included in accounts receivable - net in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the years ended December 31, 2023 and 2022 was approximately $256,000 and $198,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company spent approximately $1.8 million and $941,000, respectively, to upgrade the related party leased facilities. During the years ended December 31, 2023 and 2022, the Company temporarily advanced the Executive Chairman approximately $330,000 and $42,000, respectively, to purchase vacant land surrounding the Bagh facility for the sole use and benefit of the Company in order to expedite the purchase on the Company’s behalf as only individuals with citizenship in Kashmir are allowed to purchase land in this region. All advanced amounts were repaid shortly after the advance was made. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 for both the years ended December 31, 2023 and 2022. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,200 per month.

Included in the ROU asset at December 31, 2023 is approximately $331,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2023 is approximately $182,000 and $142,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2022 is approximately $467,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2022 is approximately $158,000 and $301,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its former non-independent directors whereby that director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company may make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the former director received 14,000 shares of Series B Preferred Stock in February 2023 and received an additional 14,000 shares in January 2024. All of the payments made were expensed during the year ended December 31, 2023. The amortization is recorded as stock compensation in general and administrative expense in the consolidated statement of operations. All such shares of the Series B Preferred Stock were issued in accordance with the Company’s Amended and Restated 2014 Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provides that any transaction fees due will be offset against the last two above payments before any amounts are due to that former director. There were no transaction fees through December 31, 2023. (See Note 20.)

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2023, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $5,000 on behalf of talkMD for income taxes.

13. RESTRUCTURING COSTS

On October 2, 2023, the Company committed to effectively align resources with business priorities and improve profitability through a reduction in the workforce for the Healthcare IT segment. The Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of employees to execute its long-term vision. In addition, the Company instituted certain other expense reductions.

The difference between the free cash flow and the expense savings represents amounts which were previously capitalized as part of software capitalization. A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $900,000 related to the reduction in workforce of which approximately $645,000 was incurred in 2023, with the remaining expenses to be incurred in 2024. These restructuring expenses consisted of one-time termination benefits, including but not limited to, severance payments and healthcare benefits. Also as previously noted, the dividends on the Preferred Stock have been suspended in order to increase cash flow.

The following table summarizes restructuring costs which are included in net loss on lease termination, unoccupied lease charges and restructuring costs in the December 31, 2023 consolidated statement of operations:

Year ended December 31, 2023
($ in thousands)
Severance and separation costs	$439
Equity awards acceleration costs associated with severance	170
Other exit related costs	36
Total restructuring and other costs	$645

The expense associated with the restructuring is included in net loss on lease terminations, unoccupied lease charges and restructuring cost in the consolidated statement of operations for the year ended December 31, 2023. This line also includes $291,000 for net loss on lease terminations and $169,000 for unoccupied lease charges. The liabilities associated with restructuring costs are included in accrued expenses and other current liabilities in the December 31, 2023 consolidated balance sheet. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Equity awards acceleration costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2023	$-	$-	$-	$-
Additions	439	170	36	645
Payments and other adjustments	(294)	(170)	(10)	(474)
Balance as of December 31, 2023	$145	$-	$26	$171

14. EMPLOYEE BENEFIT PLANS

The Company has qualified 401(k) plans covering all U.S. employees who have completed one month of service. The plans provide for matching contributions by the Company for employees of the Company and most U.S. subsidiaries, although there is no match for CPM employees. Employer contributions to the plans for the years ended December 31, 2023 and 2022 were approximately $587,000 and $549,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in our Pakistan Offices who have completed three months of service. The plan provides for monthly contributions by the Company which are equal to 10% of qualified employees’ basic monthly compensation. The Company’s contributions for the years ended December 31, 2023 and 2022 were approximately $394,000 and $329,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the years ended December 31, 2023 and 2022 was approximately $24,000 and $22,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

15. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. As of December 31, 2023, 493,579 shares of common stock, 33,769 shares of Series A Preferred Stock and 38,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During 2023, 1,098,976 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2023 through 2025. Included therein were 30,000 RSUs of common stock granted over two years equally to the five outside members of the Board of Directors with 25% of the shares vesting every six months.

During 2022, 777,715 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2022 through 2024. Included therein were 80,000 shares of common stock granted over two years equally to the four outside members of the Board of Directors with 25% of the shares vesting every six months.

During December 2022, it was agreed that certain bonuses to employees of medSR that were originally going to be paid in cash would be paid in common stock. The change of paying the bonuses in common stock resulted in approximately 135,000 shares being issued in February 2023. This change resulted in approximately $404,000 of stock compensation expense, which offset the amounts previously accrued.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the A&R Plan for the years ended December 31, 2023 and 2022:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2023	645,475	-	80,462
Granted	1,098,976	-	62,000
Vested	(896,893)	-	(85,263)
Forfeited	(94,063)	-	-
Outstanding and unvested shares at December 31, 2023	753,495	-	57,199

Outstanding and unvested shares at January 1, 2022	418,039	34,000	-
Granted	777,715	8,644	100,000
Vested	(465,455)	(42,644)	(19,538)
Forfeited	(84,824)	-	-
Outstanding and unvested shares at December 31, 2022	645,475	-	80,462

As of December 31, 2023 and 2022, there was approximately $1.3 million and $1.4 million, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2025. As of December 31, 2023 and 2022, there was approximately $351,000 and $557,000, respectively, of total unrecognized compensation cost related to the Series B Preferred Stock RSUs classified as equity that will be, or was, expensed through the following year. There was no unrecognized compensation cost related to the Series A Preferred Stock RSUs for both the years ended December 31, 2023 and 2022.

Of the total outstanding and unvested common stock RSUs at December 31, 2023 and 2022, 733,908 and 598,245 RSUs, respectively, are classified as equity and 19,587 and 47,230 RSUs, respectively, are classified as a liability. For both 2023 and 2022, all of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2023 and 2022 and the amount of common and preferred shares available for grant at December 31, 2023 and 2022:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Shares available for grant at January 1, 2023	1,498,492	33,769	100,000
RSUs granted	(1,098,976)	-	(62,000)
RSUs forfeited	94,063	-	-
Shares available for grant at December 31, 2023	493,579	33,769	38,000

Shares available for grant at January 1, 2022	1,191,383	320,065	-
Shares added to plan	1,000,000	-	200,000
RSUs granted	(777,715)	(8,644)	(100,000)
Shares redesignated as Series B	-	(277,652)	-
RSUs forfeited	84,824	-	-
Shares available for grant at December 31, 2022	1,498,492	33,769	100,000

The liability for the cash-settled awards and accrued payroll taxes on equity awards was approximately $767,000 and $1.0 million at December 31, 2023 and 2022, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2023 and 2022, approximately $19,000 and $105,000, respectively, was paid in connection with the cash-settled awards.

Series A Preferred Stock

In 2021, the Compensation Committee granted executive bonuses to be paid in 34,000 shares of Series A Preferred Stock with the final number of shares and the amount based on specified performance criteria being achieved during 2021. Also in 2021, 16,010 shares of Series A Preferred Stock were granted as performance bonuses and in lieu of sales commissions. During January 2022, the Compensation Committee determined that the financial objectives were attained and all of the performance bonus shares were issued.

Series B Preferred Stock

In February 2023, the Compensation Committee granted executive bonuses to be paid in 34,000 shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2023. During October, the Compensation Committee approved for issuance 10,000 of the above shares to one of the executives who retired. The remaining shares will not be issued.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or Preferred Stock on the date of grant is used to record the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $3.40 and $4.27 for the years ended December 31, 2023 and 2022, respectively. The weighted average grant date fair value of the Series A Preferred Stock in connection with the RSUs was $26.69 for the year ended December 31, 2022. There were no grants of the Series A Preferred Stock in 2023. For the Series B Preferred Stock, the weighted average grant date fair value was $25.07 and $25.24 for the years ended December 31, 2023 and 2022, respectively. The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Stock-based compensation included in the consolidated statements of operations:	2023	2022
	($ in thousands)
Direct operating costs	$891	$1,047
General and administrative	2,835	2,598
Research and development	135	245
Selling and marketing	855	1,024
Net loss on lease terminations, unoccupied lease charges and restructuring costs	170	-
Total stock-based compensation expense	$4,886	$4,914

16. INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company estimated its income tax provision based upon the annual pre-tax income or loss. Although the Company reported GAAP earnings in 2022 and 2023, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2023 and December 31, 2022, with the exception of a net deferred tax liability relating to the amortization of intangibles for tax purposes.

The annual adjusted earnings and profits of our foreign affiliates pass through to the U.S. as federal and state taxable income under the Global Intangible Low-Taxed Income (“GILTI”) regime. For the tax years ended December 31, 2023 and 2022, the net GILTI from our foreign affiliates was absorbed against our current year U.S. consolidated loss. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Beginning balance	$92,091	$86,728
Current year valuation allowance (decrease) increase	(4,494)	5,363
Ending balance	$87,597	$92,091

The (loss) income before tax for financial reporting purposes during the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
	($ in thousands)
United States	$(48,985)	$6,137
Foreign	(53)	(528)
Total	$(49,038)	$5,609

The (benefit) provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Current:
Federal	$-	$-
State	123	80
Foreign	38	21
	161	101
Deferred:
Federal	(252)	63
State	(273)	13
	(525)	76
Total income tax (benefit) provision	$(364)	$177

The components of the Company’s deferred income taxes as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
	($ in thousands)
Deferred tax assets:
Allowance for expected credit losses	$228	$221
Deferred revenue	68	97
Property and intangible assets	1,933	2,213
State net operating loss (“NOL”) carryforwards	19,749	27,262
Federal net operating loss (“NOL”) carryforwards	57,562	57,179
Section 163(j) interest limitation	2,731	2,525
Stock based compensation	-	173
ASC 842 - ROU asset	(1,026)	(1,243)
Prepaid commissions	(303)	(253)
Cumulative balance translation adjustment	988	819
Section 267 limitation	6	7
Credit carryovers	2,498	2,498
ASC 842 - Lease liability	1,031	1,386
Accrued compensation	80	171
Other	(59)	69
Section 174 Costs	3,799	-
Valuation allowance	(87,597)	(92,091)
Total deferred tax assets	1,688	1,033
Deferred tax liabilities:
Goodwill amortization	(1,688)	(1,558)
Net deferred tax liability	$-	$(525)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, in 2023 the Company recorded a $42 million goodwill impairment charge, which partially reduced the basis of the tax-deductible goodwill. For tax purposes, goodwill from asset acquisitions is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). The resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company having indefinite life net operating losses under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net loss deferred tax assets to the extent allowable.

Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it is not netted against the Company’s deferred tax assets when determining the required valuation allowance in accordance with ASC 740 guidelines. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense.

A reconciliation of the federal statutory income tax rate (21%) to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Federal (benefit) provision at statutory rate	$(10,298)	$1,178
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	7,383	77
Non-deductible items	26	20
Impact of foreign operations	50	(137)
Subpart F GILTI inclusion	804	62
Stock based compensation	18	239
Change in contingent consideration	-	(649)
Goodwill impairment charges	5,692	-
Deferred true-up	455	858
Valuation allowance	(4,494)	(1,471)
Total income tax (benefit) provision	$(364)	$177

At December 31, 2023 and 2022, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2023, all tax years since 2014 remain open to examination due to the carryover of unused net operating losses and tax credits in the United States by major taxing jurisdictions in which the Company is subject to tax. For the first six months of 2022, the Pakistan Federal Board of Revenue allowed a 100% tax credit against earnings from IT activities, which precludes the Pakistan subsidiaries from being subject to income taxes. A new tax became effective July 1, 2022, whereby IT companies are subject to a 0.25% tax deducted at the source on receipts received from foreign sources with no further tax being due. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The former Pakistan tax credit and foreign receipts tax does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate reconciliation at 21% for 2023 and 2022. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax credit and the foreign receipts tax.

As of December 31, 2023, the Company has a total federal NOL carry forward of approximately $274 million of which approximately $198 million will expire between 2034 and 2037, and the balance of approximately $76 million has an indefinite life. Out of the total federal NOL carry forward, approximately $238 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $199 million, of which $86 million relates to the State of New Jersey. These NOLs expire starting in 2025.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded on the consolidated balance sheet at December 31, 2023. As of December 31, 2022, the Company recorded a deferred tax liability related to the amortization of goodwill.

17. OTHER EXPENSE – NET

Other expense - net for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Foreign exchange losses	$(790)	$(610)
Other expense	(93)	(27)
Other expense - net	$(883)	$(637)

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

The Healthcare IT segment includes technology-assisted revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates the financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts, which are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023 ($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$103,683	$13,376	$-	$117,059
Operating expenses:
Direct operating costs	60,319	10,498	-	70,817
Selling and marketing	9,614	36	-	9,650
General and administrative	10,992	1,854	8,618	21,464
Research and development	4,736	-	-	4,736
Depreciation and amortization	14,046	356	-	14,402
Goodwill impairment charges	42,000	-	-	42,000
Loss on lease terminations, unoccupied lease charges and restructuring costs	1,105	-	-	1,105
Total operating expenses	142,812	12,744	8,618	164,174
Operating (loss) income	$(39,129)	$632	$(8,618)	$(47,115)

	Year Ended December 31, 2022 ($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$125,276	$13,550	$-	$138,826
Operating expenses:
Direct operating costs	73,702	10,732	-	84,434
Selling and marketing	9,760	28	-	9,788
General and administrative	12,558	1,802	9,460	23,820
Research and development	4,401	-	-	4,401
Change in contingent consideration	(3,090)	-	-	(3,090)
Depreciation and amortization	11,368	357	-	11,725
Net loss on lease terminations and unoccupied lease charges	1,138	-	-	1,138
Total operating expenses	109,837	12,919	9,460	132,216
Operating income (loss)	$15,439	$631	$(9,460)	$6,610

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2023 or December 31, 2022.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. There was no contingent consideration recorded at December 31, 2023 and 2022.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3 Year Ended December 31,
	2023	2022
	($ in thousands)
Balance - January 1,	$-	$3,090
Acquisitions	-	-
Change in fair value	-	(3,090)
Payments	-	-
Balance - December 31,	$-	$-

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2023. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies, for a description of the valuation techniques used to determine the fair value of the assets measured on a non-recurring basis in the table below.

	Fair Value Measurement at December 31, 2023				Expense for the year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
	($ in thousands)
Goodwill - Healthcare IT	$19,186	$-	$-	$19,186	$42,000

20. SUBSEQUENT EVENTS

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a Consulting Agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations services for $8,000 per month and other services as requested by the Company to be paid on an hourly basis. The Consulting Agreement is cancelable with ten days’ notice.

Effective February 1, 2024, MAC and its wholly owned subsidiary were merged into CCI. Also effective February 1, 2024, the Company added an additional Statement of Work (“SOW”) to the Consulting Agreement with an entity owned and controlled by one of its former non-independent directors. As compensation for the SOW, the entity will receive $25,000 per month. The SOW is cancelable with ten days’ notice. (See Note 12.)

