Form 10-Q
period 2024-03-31
CareCloud, Inc.
filed 2024-05-14
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

At May 10, 2024, the registrant had 16,120,767 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2024. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”) in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry as Chief Executive Officer, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank, a division of First Citizens Bank, and other future debt facilities;

●	our ability to resume and then continue to pay our monthly dividends to the holders of our Series A and Series B preferred stock;

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to effectively integrate, manage and keep our information systems secure and operational in the event of a cyber-attack;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$4,138	$3,331
Accounts receivable - net	11,962	11,888
Contract asset	5,455	5,094
Inventory	480	465
Current assets - related party	16	16
Prepaid expenses and other current assets	2,225	2,449
Total current assets	24,276	23,243
Property and equipment - net	5,438	5,317
Operating lease right-of-use assets	4,107	4,365
Intangible assets - net	23,237	25,074
Goodwill	19,186	19,186
Other assets	641	641
TOTAL ASSETS	$76,885	$77,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,921	$5,798
Accrued compensation	2,765	3,444
Accrued expenses	6,350	5,065
Operating lease liability (current portion)	1,775	1,888
Deferred revenue (current portion)	1,386	1,380
Notes payable (current portion)	167	292
Dividend payable	5,438	5,433
Total current liabilities	23,802	23,300
Notes payable	35	37
Borrowings under line of credit	9,000	10,000
Operating lease liability	2,320	2,516
Deferred revenue	308	256
Total liabilities	35,465	36,109
COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 shares at March 31, 2024 and December 31, 2023. Series B, issued and outstanding 1,482,792 and 1,468,792 shares at March 31, 2024 and December 31, 2023, respectively	6	6
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 16,859,291 and 16,620,891 shares at March 31, 2024 and December 31, 2023, respectively. Outstanding 16,118,492 and 15,880,092 shares at March 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	120,622	120,706
Accumulated deficit	(74,722)	(74,481)
Accumulated other comprehensive loss	(3,841)	(3,869)
Less: 740,799 common shares held in treasury, at cost at March 31, 2024 and December 31, 2023	(662)	(662)
Total shareholders’ equity	41,420	41,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,885	$77,826

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

($ in thousands, except share and per share amounts)

	March 31,
	2024	2023
NET REVENUE	$25,962	$30,001
OPERATING EXPENSES:
Direct operating costs	15,177	18,107
Selling and marketing	1,770	2,612
General and administrative	3,721	5,120
Research and development	913	1,078
Depreciation and amortization	3,930	3,038
Net loss on lease terminations, unoccupied lease charges and restructuring costs	322	269
Total operating expenses	25,833	30,224
OPERATING INCOME (LOSS)	129	(223)
OTHER:
Interest income	27	20
Interest expense	(365)	(150)
Other income - net	7	17
LOSS BEFORE PROVISION FOR INCOME TAXES	(202)	(336)
Income tax provision	39	65
NET LOSS	$(241)	$(401)

Preferred stock dividend	5	3,931
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(246)	$(4,332)

Net loss per common share: basic and diluted	$(0.02)	$(0.28)
Weighted-average common shares used to compute basic and diluted loss per share	16,014,309	15,421,096

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

($ in thousands)

	March 31,
	2024	2023
NET LOSS	$(241)	$(401)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation adjustment (a)	28	(1,711)
COMPREHENSIVE LOSS	$(213)	$(2,112)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net loss	-	-	-	-	-	-	-	(241)	-	-	(241)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	14,000	-	238,400	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	(79)	-	-	-	(79)
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - March 31, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420

Balance - January 1, 2023 before adoption of ASC 326	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689
Cumulative effect of adopting ASC 326	-	-	-	-	-	-	-	(186)	-	-	(186)
Balance - January 1, 2023 after adoption	4,526,231	5	1,344,128	1	15,970,204	16	130,987	(25,807)	(3,037)	(662)	101,503
Net loss	-	-	-	-	-	-	-	(401)	-	-	(401)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,711)	-	(1,711)
Issuance of stock under the equity incentive plan	-	-	41,491	-	343,203	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,185	-	-	-	1,185
Shares issued for services	-	-	-	-	20,000	-	-	-	-	-	-
Issuance of Series B Preferred Stock	-	-	59,773	-	-	-	1,437	-	-	-	1,437
Preferred stock dividends	-	-	-	-	-	-	(3,931)	-	-	-	(3,931)
Balance - March 31, 2023	4,526,231	$5	1,445,392	$1	16,333,407	$16	$129,678	$(26,208)	$(4,748)	$(662)	$98,082

For the three months ended March 2023, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

No dividends were paid for the three months ended March 2024.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

($ in thousands)

	2024	2023
OPERATING ACTIVITIES:
Net loss	$(241)	$(401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,020	3,205
Lease amortization	509	683
Deferred revenue	58	16
Provision for expected credit losses	37	97
Provision for deferred income taxes	-	26
Foreign exchange gain	(11)	(11)
Interest accretion	168	166
Stock-based compensation (benefit) expense	(708)	1,072
Changes in operating assets and liabilities:
Accounts receivable	(111)	(156)
Contract asset	(361)	(619)
Inventory	(15)	116
Other assets	-	(615)
Accounts payable and other liabilities	721	(2,556)
Net cash provided by operating activities	4,066	1,023
INVESTING ACTIVITIES:
Purchases of property and equipment	(298)	(835)
Capitalized software and other intangible assets	(1,570)	(2,204)
Net cash used in investing activities	(1,868)	(3,039)
FINANCING ACTIVITIES:
Preferred stock dividends paid	-	(3,875)
Settlement of tax withholding obligations on stock issued to employees	(151)	(1,113)
Repayments of notes payable	(223)	(236)
Proceeds from issuance of Series B Preferred Stock, net of expenses	-	1,437
Proceeds from line of credit	-	12,700
Repayment of line of credit	(1,000)	(10,700)
Net cash used in financing activities	(1,374)	(1,787)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17)	(335)
NET INCREASE (DECREASE) IN CASH	807	(4,138)
CASH - Beginning of the period	3,331	12,299
CASH - End of the period	$4,138	$8,161
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$5	$3,931
Purchase of prepaid insurance with assumption of note	$96	$-
Reclass of deposits for property and equipment placed in service	$296	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$6	$2
Interest	$295	$75

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024

AND 2023 (UNAUDITED)

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

CareCloud has its corporate office in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka. Effective February 1, 2024, MTBC Acquisition Corp. (“MAC”) and its wholly owned subsidiary were merged into CareCloud, Inc. (“CCI”). There was no financial or operational impact as a result of the merger.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Liquidity and Going Concern — Primarily due to a decline in revenue associated with our Healthcare IT segment and a goodwill impairment of $42.0 million for the year ended December 31, 2023, the Company generated a net loss of $48.7 million and had a net decrease in cash of $9.0 million. For the three months ended March 31, 2024, the Company had a net loss of $241,000. At December 31, 2023, the Company had negative working capital of $57,000 and cash of $3.3 million. At March 31, 2024, the Company had positive working capital of $474,000 and cash of $4.1 million. Absent any other action, the Company may require additional liquidity to continue its operations over the next 12 months.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated by focusing on cost-control. As discussed in Note 9, the Company approved a restructuring plan to reduce headcount and operating costs and generate positive cash flow. In addition, the Company has suspended the dividend on the Company’s Preferred Stock, which saves approximately $1.3 million of cash each month. The dividend will continue to accrue in arrears each month since it is cumulative, but would not be a legal obligation until the dividend is reinstated. The dividend will not be recorded as a liability until it is declared by the Board of Directors. The Company projects that this restructuring plan, which was implemented in 2023 and will be completed by the end of 2024, will reduce expenses, thereby reducing ongoing liquidity needs to enable continuation of operations and compliance with the debt covenants for the foreseeable future. Although there are no guarantees that the Company will be successful, it believes such initiatives will enable it to continue as a going concern through at least the next twelve months.

Significant Accounting Policies — During the three months ended March 31, 2024, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It will apply to all entities. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. This may result in the earlier recognition of credit losses. In November 2019, the FASB issued ASU No. 2019-10, which delayed this standard’s effective date for SEC smaller reporting companies to the fiscal years beginning on or after December 15, 2022. The Company adopted this guidance on January 1, 2023 using a modified retrospective adoption methodology, whereby the cumulative impact of all prior periods is recorded in accumulated deficit or other impacted balance sheet items upon adoption. The impact to the accumulated deficit as of January 1, 2023 was a charge of approximately $186,000 and a corresponding increase to the allowance for expected credit losses.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this update to have a material impact on the condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. This Codification updates are for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. The resulting amendments are referred to as Codification improvements. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this update to have a material impact on the condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At March 31, 2024 and December 31, 2023, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

The Company tests goodwill for impairment at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of a triggering event in December 2023 resulting from the decreased equity market value following the suspension of the Preferred Stock dividend, the Company updated its annual goodwill impairment test that was performed as of October 31, 2023 for the Healthcare IT segment. It was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at both October 31 and as of the date of the triggering event. Accordingly, impairment charges of approximately $42.0 million were recorded during the fourth quarter of 2023. The conclusion was based upon the value determined using the discounted cash flow method as supported by the guideline company transaction method and the guideline public company method. During the three months ended March 31, 2024, the Company determined that there was no further impact on the valuation of goodwill.

The following is the summary of the carrying amount of goodwill for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
	($ in thousands)
Beginning gross balance	$19,186	$61,186
Impairment charges	-	(42,000)
Ending gross balance	$19,186	$19,186

Intangible assets – net as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	30,979	29,379
Non-compete agreements	1,236	1,236
Other intangible assets	8,417	8,417
Total intangible assets	88,229	86,629
Less: Accumulated amortization	64,992	61,555
Intangible assets - net	$23,237	$25,074

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense was approximately $3.4 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The weighted-average amortization period is three years.

As of March 31, 2024, future amortization is scheduled to be expensed as follows:

Years ending December 31,	($ in thousands)
2024 (nine months)	$8,556
2025	8,915
2026	4,533
2027	483
2028	300
Thereafter	450
Total	$23,237

4. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(246)	$(4,332)
Weighted-average common shares used to compute basic and diluted loss per share	16,014,309	15,421,096
Net loss attributable to common shareholders per share - basic and diluted	$(0.02)	$(0.28)

At March 31, 2024, the 192,125 unvested equity restricted stock units (“RSUs”) as discussed in Note 12 have been excluded from the above calculations as they were anti-dilutive. All of the warrants previously outstanding expired unexercised in 2023 and are excluded from the above calculations. At March 31, 2023, the 630,094 unvested equity RSUs have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

5. ACCRUED EXPENSES AND DEBT

Accrued expenses as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024	December 31, 2023
	($ in thousands)
Accrued expenses	$3,506	$4,030
Payable to managed practices	2,396	593
Taxes and other	448	442
	$6,350	$5,065

Bank Debt —The Company has a revolving line of credit with Silicon Valley Bank (“SVB”). The Company’s credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years maturing on October 31, 2025. The financial covenants were also slightly modified for 2023 and subsequent years. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was temporarily increased from the prime rate plus 1.50% to the prime rate plus 2.00% and the requirement for the minimum liquidity ratio was slightly reduced. The amendments expired March 31, 2024 and the credit facility reverted to its previous terms.

As of March 31, 2024 and December 31, 2023, there was $9 million and $10 million of borrowings, respectively, under the credit facility. Interest on the revolving line of credit was charged at the prime rate plus 2.0% for the current quarter, but decreased to the prime rate plus 1.5% on April 1, 2024. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB. At March 31, 2024, the unused borrowing base was approximately $3.6 million.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the credit line in the third quarter of 2018, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant and expired in September 2023. The credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $100,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants.

During March 2023, SVB became a division of First Citizens Bank & Trust Company. The agreements that governed the former SVB relationship remain in place. As a result, there was no change to the terms of the credit agreement.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of March 31, 2024 and December 31, 2023, the Company held cash of approximately $155,000 and $255,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Vehicle Financing Note — The Company financed a vehicle purchase in the United States. The vehicle financing note has a six year term and was issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is currently 9.40%.

6. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. During the three months ended March 31, 2023, there was approximately $153,000 of unoccupied lease charges for two of the Company’s facilities. There were no unoccupied lease charges for the quarter ended March 31, 2024.

During the three months ended March 31, 2023, the Miami office lease that we assumed in connection with an acquisition ended, and we entered into a new lease arrangement with the landlord for significantly less office space. Charges of approximately $71,000 were incurred during the three months ended March 31, 2023 as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services. This termination resulted in additional costs for the three months ended March 31, 2023 of approximately $45,000. These amounts are included in net loss on lease terminations, unoccupied lease charges and restructuring costs in the condensed consolidated statements of operations.

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations based on the nature of the expense. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 8.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Operating lease cost	$637	$801
Short-term lease cost	4	-
Variable lease cost	5	5
Total - net lease cost	$646	$806

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2024 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2024	December 31, 2023
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,107	$4,365

Current operating lease liabilities	$1,775	$1,888
Non-current operating lease liabilities	2,320	2,516
Total operating lease liabilities	$4,095	$4,404

Operating leases:
ROU assets	$4,614	$6,571
Asset lease expense	(509)	(2,152)
Foreign exchange gain/(loss)	2	(54)
ROU assets, net	$4,107	$4,365

Weighted average remaining lease term (in years):
Operating leases	4.5	4.5
Weighted average discount rate:
Operating leases	13.7%	13.3%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$668	$907

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding impairments and terminations	$249	$287

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2024 (nine months)	$1,756
2025	1,350
2026	577
2027	453
2028	385
Thereafter	1,429
Total lease payments	5,950
Less: imputed interest	(1,855)
Total lease obligations	4,095
Less: current obligations	1,775
Long-term lease obligations	$2,320

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three months ended March 31, 2024, the Company received sublease income of approximately $28,000. There was no sublease income for the three months ended March 31, 2023.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC; Meridian Medical Management, Inc.; and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The deadline for Ramapo to file a summary action in New Jersey seeking to overturn the arbitrator’s decision was April 20, 2024. The Company’s portion of the settlement was approximately $32,000 and the insurance company paid the balance. The Company’s portion was recorded in accrued expenses at December 31, 2023 in the condensed consolidated balance sheet.

A former customer filed a complaint against the Company in New Jersey State Court to recover damages claimed to have been caused by the mishandling of their account. In March 2021, the parties engaged in mediation, which did not result in a resolution of the matter. Plaintiff alleges at least approximately $750,000 in damages which is disputed by the Company. The parties participated in a one-day court-ordered, non-binding arbitration. At that time, the arbitrator awarded Plaintiff $288,750 on its contract claims, and awarded the Company $21,698 on its cross-claim for unpaid fees. Plaintiff filed to reject this award. The Company previously filed a partial motion for summary judgment on the alleged punitive damages, but the court denied that motion finding there is an issue of fact as to whether those can be awarded at trial. The Company filed an offer of judgment for $200,000 during April 2024 in advance of the trial that was scheduled for April 2024. Plaintiff indicated that they are willing to accept that amount set forth in the offer of judgment. We are working with plaintiff to finalize the documents in anticipation of a likely final resolution of the matter.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

8. Related PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $24,000 and $19,000 for the three months ended March 31, 2024 and 2023, respectively. As of both March 31, 2024 and December 31, 2023, the accounts receivable balance due from this customer was approximately $8,000 and $18,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense was approximately $70,000 and $51,000 for the three months ended March 31, 2024 and 2023, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company spent approximately $227,000 and $502,000, respectively, to upgrade the related party leased facilities. During the year ended December 31, 2023, the Company temporarily advanced the Executive Chairman approximately $330,000 to purchase vacant land surrounding the Bagh facility for the sole use and benefit of the Company in order to expedite the purchase on the Company’s behalf as only individuals with citizenship in Kashmir are allowed to purchase land in this region. All advanced amounts were repaid shortly after the advance was made. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both March 31, 2024 and December 31, 2023. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,200 per month.

Included in the ROU asset at March 31, 2024 is approximately $303,000 applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2024 is approximately $164,000 and $133,000, respectively, applicable to the related party leases.

Included in the ROU asset at December 31, 2023 is approximately $331,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2023 is approximately $182,000 and $142,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its former non-independent directors whereby that director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company may make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the former director received 14,000 shares of Series B Preferred Stock in February 2023 and received an additional 14,000 shares in January 2024. All of the payments made were capitalized and are being amortized over the service period. The amortization is recorded as stock compensation in general and administrative expense in the condensed consolidated statement of operations. All such shares of the Series B Preferred Stock are issued in accordance with the Company’s Amended and Restated 2014 Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provides that any transaction fees due will be offset against the last two above payments before any amounts are due to that former director. There were no transaction fees through March 31, 2024. Effective February 1, 2024, the Company added an additional Statement of Work (“SOW”) to the consulting agreement with the same entity. As compensation for the SOW, the entity will receive $25,000 per month. The SOW is cancellable with ten days’ notice. The consulting agreement and SOW, through mutual consent, were terminated as of April 30, 2024. Effective May 1, 2024, the former non-independent director became President of the Company.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations services for $8,000 per month and other services as requested by the Company to be paid on an hourly basis. The consulting agreement is cancelable with ten days’ notice.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2024, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $5,500 on behalf of talkMD for income taxes.

9. RESTRUCTURING COSTS

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

A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $1.3 million related to the reduction in workforce of which approximately $645,000 was incurred in 2023, $322,000 was incurred during the three months ended March 31, 2024 with the remaining expenses to be incurred during the remainder of 2024. These restructuring expenses consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits. Also as previously noted, the dividends on the Preferred Stock have been suspended in order to increase cash flow.

The expense associated with the restructuring is included in net loss on lease terminations, unoccupied lease charges and restructuring cost in the condensed consolidated statement of operations for the three months ended March 31, 2024. This line also includes net loss on lease terminations and unoccupied lease charges. The liabilities associated with restructuring costs are included in accrued expenses and other current liabilities in the March 31, 2024 and December 31, 2023 condensed consolidated balance sheets. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Equity awards acceleration costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2024	$145	$-	$26	$171
Additions	322	-	-	322
Payments and other adjustments	(202)	-	(26)	(228)
Balance as of March 31, 2024	$265	$-	$-	$265

Balance as of January 1, 2023	$-	$-	$-	$-
Additions	439	170	36	645
Payments and other adjustments	(294)	(170)	(10)	(474)
Balance as of December 31, 2023	$145	$-	$26	$171

10. SHAREHOLDERS’ EQUITY

The Company had the right to sell up to $35 million of its Series B Preferred Stock using its preferred stock at-the-market facility (“ATM”). This right terminated when the Company suspended the Preferred Stock dividends in December 2023. The Company also had the right to sell up to $50 million of its common stock using a common stock ATM facility. This right also terminated when the Company suspended the Preferred Stock dividends. The underwriters of the ATMs receive 3% of the gross proceeds actually received.

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

During the quarter ended March 31, 2024, no dividends were declared by the Board of Directors. At March 31, 2024, the Company owed approximately $5.4 million for dividends that had previously been declared through February 2024 (but whose payment has been suspended), and also had total undeclared dividends of approximately $1.3 million, which represents the accrued (but undeclared) dividends due to preferred shareholders of record on March 31, 2024. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets.

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$17,283	$19,495
Professional services	4,422	6,560
Printing and mailing services	861	713
Group purchasing services	155	186
Medical Practice Management:
Medical practice management services	3,241	3,047
Total	$25,962	$30,001

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions, which typically include revenue cycle management services, is billed as a percentage of payments collected by our customers. The fee for our services often includes the ability to use our electronic health records (“EHR”) and practice management software as well as revenue cycle management (“RCM”) as part of the bundled fee. The Software-as-a-Service (“SaaS”) component is not a material portion of the contract compared to the stand-alone value of RCM.

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

Our digital health services, which began generating revenue in 2022, include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended March 31, 2024 and 2023, was approximately $440,000 and $135,000, respectively. The revenue for remote patient monitoring for the three months ended March 31, 2024 and 2023 was approximately $140,000 and $11,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at March 31, 2024 and 2023 was approximately $47,000 and $100,000, respectively.

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

There were no unsatisfied performance obligations for contracts with an original duration greater than one year. The Company has elected to utilize the practical expedient available with the guidance for contracts with an expected duration of one year or less.

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

Information about contract balances:

As of March 31, 2024, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $5.2 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $264,000 of the contract asset represents revenue earned, not paid, from the group purchasing services.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase, net	74	361	6	52
Balance as of March 31, 2024	$11,962	$5,455	$1,386	$308

Balance as of January 1, 2023	$14,773	$4,399	$1,386	$342
(Decrease) increase, net	(127)	619	8	8
Balance as of March 31, 2023	$14,646	$5,018	$1,394	$350

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $488,000 and $580,000 at March 31, 2024 and 2023, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended March 31, 2024 and 2023 was approximately $90,000 and $167,000, respectively.

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended March 31, 2024 and 2023, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Three Months Ended	Year Ended
	March 31, 2024	December 31, 2023
	($ in thousands)
Beginning balance	$879	$823
Adoption of ASC 326	-	186
Provision	37	454
Recoveries/adjustments	1	107
Write-offs	-	(691)
Ending balance	$917	$879

12. STOCK-BASED COMPENSATION

As of March 31, 2024, 710,694 shares of common stock and 28,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

Certain equity-based RSU agreements contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

In February 2023, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2023. During October, the Compensation Committee approved the issuance 10,000 of the above shares to one of the executives who retired. The remaining 24,000 shares were forfeited in 2024.

In March 2024, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of shares and the amount based on specified criteria being achieved during the year 2024. There were 34,000 shares awarded. These criteria will be evaluated in early 2025. For the three months ended March 31, 2024, a net benefit of approximately $708,000 was recorded primarily related to prior year bonuses that had been accrued but were not awarded. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the A&R Plan for the three months ended March 31, 2024 and 2023:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	-	-	34,000
Vested	(326,501)	-	(14,000)
Forfeited	(217,115)	-	(24,000)
Outstanding and unvested shares at March 31, 2024	209,879	-	53,199

Outstanding and unvested shares at January 1, 2023	645,475	-	80,462
Granted	546,851	-	62,000
Vested	(498,660)	-	(57,263)
Forfeited	(19,975)	-	-
Outstanding and unvested shares at March 31, 2023	673,691	-	85,199

The liability for the 17,754 cash-settled awards and the liability for withheld taxes in connection with the equity awards was approximately $80,000 and $767,000 at March 31, 2024 and December 31, 2023, respectively, and is included in accrued compensation in the condensed consolidated balance sheets. No amounts were paid in connection with cash-settled awards during both the three months ended March 31, 2024 and 2023.

Stock-based compensation expense

The following table summarizes the components of share-based compensation (benefit) expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Direct operating costs	$(45)	$88
General and administrative	(696)	605
Research and development	54	37
Selling and marketing	(21)	342
Total stock-based compensation (benefit) expense	$(708)	$1,072

13. INCOME TAXES

The income tax expense for the three months ended March 31, 2024 was approximately $39,000 comprised of current state tax expense of $30,000 and foreign tax expense of $9,000. There was no deferred income tax recorded. The income tax expense for the three months ended March 31, 2023 was approximately $65,000 comprised of a current state tax expense of $39,000 and a deferred tax expense of $26,000.

The current income tax provision for the three months ended March 31, 2024 and 2023 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision for the three months ended March 31, 2023 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, prior to January 1, 2024, the federal and state deferred tax provision had been offset by the indefinite life net operating loss. As a result of the goodwill impairment charge recorded for the year ended December 31, 2023, no deferred tax liability is required.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of March 31, 2024 and December 31, 2023.

14. SEGMENT REPORTING

The Company’s Chief Executive Officer and Executive Chairman jointly serve as the Chief Operating Decision Maker (“CODM”), organize the Company, manage resource allocations and measure performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management.

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates the financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts that are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 21, 2024. The following table presents revenues, operating expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$22,721	$3,241	$-	$25,962
Operating expenses:
Direct operating costs	12,544	2,633	-	15,177
Selling and marketing	1,760	10	-	1,770
General and administrative	2,581	434	706	3,721
Research and development	913	-	-	913
Depreciation and amortization	3,845	85	-	3,930
Loss on lease terminations, unoccupied lease charges and restructuring costs	322	-	-	322
Total operating expenses	21,965	3,162	706	25,833
Operating income (loss)	$756	$79	$(706)	$129

	Three Months Ended March 31, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$26,954	$3,047	$-	$30,001
Operating expenses:
Direct operating costs	15,693	2,414	-	18,107
Selling and marketing	2,604	8	-	2,612
General and administrative	2,496	448	2,176	5,120
Research and development	1,078	-	-	1,078
Depreciation and amortization	2,949	89	-	3,038
Net loss on lease terminations and unoccupied lease charges	269	-	-	269
Total operating expenses	25,089	2,959	2,176	30,224
Operating income (loss)	$1,865	$88	$(2,176)	$(223)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three months ended March 31, 2024 and 2023, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First Citizens Bank & Trust Company in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of March 31, 2024 and December 31, 2023, the Company held cash of approximately $155,000 and $255,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

During the three months ended December 31, 2023, the Company suspended its preferred stock dividend and experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price for its common and preferred shares. This was considered a triggering event and resulted in a goodwill impairment charge. During the three months ended March 31, 2024, the Company’s stock price for its common and preferred shares declined from their year-end values. The Company determined there was no impact on the valuation of goodwill. If the stock prices were to continue to decline, it could result in another triggering event that could impact the valuation of goodwill.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:

○	Revenue Cycle Management services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:

○	Electronic Health Records, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors, and potentially qualify for government incentives;
○	Practice Management software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine, and other automated tools designed to maximize reimbursement;

○	Artificial intelligence (“AI”):

●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:
●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payor involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.
●	CareCloud cirrusAI integrates with CareCloud’s EHR solution, talkEHR, making it easily accessible to providers of all sizes.

○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:

○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:

○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.

Our medical practice management solutions include:

●	Medical practice management:

○	Medical practice management services for medical providers, including facilities, equipment, supplies, support services, nurses, and administrative support staff.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 350 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,100 team members that are approximately 15% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 15% and 13% of total expenses for the three months ended March 31, 2024 and 2023, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 75% and 81% for the three months ended March 31, 2024 and 2023, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net loss:

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation (benefit) expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Net loss on lease terminations, unoccupied lease charges and restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net revenue	$25,962	$30,001

GAAP net loss	(241)	(401)

Provision for income taxes	39	65
Net interest expense	338	130
Foreign exchange gain	(5)	(8)
Stock-based compensation (benefit) expense, net of restructuring costs	(708)	1,072
Depreciation and amortization	3,930	3,038
Transaction and integration costs	12	72
Net loss on lease terminations, unoccupied lease charges and restructuring costs	322	269
Adjusted EBITDA	$3,687	$4,237

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating loss:

●	Stock-based compensation (benefit) expense includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Net loss on lease terminations, unoccupied lease charges and restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Net revenue	$25,962	$30,001

GAAP net loss	(241)	(401)
Provision for income taxes	39	65
Net interest expense	338	130
Other income - net	(7)	(17)
GAAP operating income (loss)	129	(223)
GAAP operating margin	0.5%	(0.7%)

Stock-based compensation (benefit) expense, net of restructuring costs	(708)	1,072
Amortization of purchased intangible assets	840	1,323
Transaction and integration costs	12	72
Net loss on lease terminations, unoccupied lease charges and restructuring costs	322	269
Non-GAAP adjusted operating income	$595	$2,513
Non-GAAP adjusted operating margin	2.3%	8.4%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net loss:

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation (benefit) expense includes cash-settled awards and the related taxes, based on changes in the stock price;

●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Net loss on lease terminations, unoccupied lease charges and restructuring costs; and
●	Income tax provision resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net loss to non-GAAP adjusted net income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
GAAP net loss	$(241)	$(401)

Foreign exchange gain	(5)	(8)
Stock-based compensation (benefit) expense, net of restructuring costs	(708)	1,072
Amortization of purchased intangible assets	840	1,323
Transaction and integration costs	12	72
Net loss on lease terminations, unoccupied lease charges and restructuring costs	322	269
Income tax provision related to goodwill	-	26
Non-GAAP adjusted net income	$220	$2,353

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2024	2023
GAAP net loss attributable to common shareholders, per share	$(0.02)	$(0.28)
Impact of preferred stock dividend	0.00	0.25
Net loss per end-of-period share	(0.02)	(0.03)

Foreign exchange gain	0.00	0.00
Stock-based compensation (benefit) expense	(0.04)	0.07
Amortization of purchased intangible assets	0.05	0.09
Transaction and integration costs	0.00	0.00
Net loss on lease terminations, unoccupied lease charges and restructuring costs	0.02	0.02
Income tax provision related to goodwill	0.00	0.00
Non-GAAP adjusted earnings per share	$0.01	$0.15

End-of-period common shares	16,118,492	15,592,608
In-the-money warrants and outstanding unvested RSUs	192,125	630,094
Total fully diluted shares	16,310,617	16,222,702
Non-GAAP adjusted diluted earnings per share	$0.01	$0.15

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of March 31, 2024 and 2023. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends paid on preferred stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both March 31, 2024 and 2023, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 67% and 65% for the three months ended March 31, 2024 and 2023, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 21% and 25% for the three months ended March 31, 2024 and 2023, respectively.

We earned approximately 12% and 10% of our revenue from medical practice management services during the three months ended March 31, 2024 and March 31, 2023, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Net Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Net loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Unoccupied lease charges represent the portion of the lease and related costs for that portion of the space that is vacant and not being utilized by the Company. Two of the leases that had unoccupied space ended in February 2023. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

Interest Income, Interest Expense and Other Expense - net. Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, term loans and the amortization of deferred financing costs. Other expense - net results primarily from foreign currency transaction (losses)/gains.

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2024 and December 31, 2023.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Capitalized Software Costs:

As of March 31, 2024 and December 31, 2023, the carrying amounts of internally-developed capitalized software in use was $16.1 million and $17.1 million, respectively. The decrease was due to the current period amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2024	2023
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	58.5%	60.3%
Selling and marketing	6.8%	8.7%
General and administrative	14.3%	17.1%
Research and development	3.5%	3.6%
Depreciation and amortization	15.1%	10.1%
Net loss on lease terminations, unoccupied lease charges and restructuring costs	1.2%	0.9%
Total operating expenses	99.4%	100.7%

Operating income (loss)	0.6%	(0.7%)

Net interest expense	1.3%	0.4%
Other income - net	0.0%	0.0%
Loss before provision for income taxes	(0.7%)	(1.1%)
Income tax provision	0.2%	0.2%
Net loss	(0.9%)	(1.3%)

Comparison of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Net revenue	$25,962	$30,001	$(4,039)	(13%)

Net Revenue. Net revenue of $26.0 million for the three months ended March 31, 2024, decreased by $4.0 million or 13% from net revenue of $30.0 million for the three months ended March 31, 2023. Revenue for the three months ended March 31, 2024 includes $17.3 million relating to technology-enabled business solutions, $4.4 million related to professional services and $3.2 million for medical practice management services.

There was a $2.1 million decrease in project-based professional services revenue for the three months ended March 31, 2024 compared to the same period in the prior year. The 2024 revenue was also negatively impacted by two large accounts that had each been previously acquired prior to our beginning to serve them after a 2020 acquisition. The services provided to them were each winding down at the time of our acquisition and they both transitioned to the systems of their acquirers during 2022. Revenue from these two customers for the three months ended March 31, 2024 and 2023 was $186,000 and $1.0 million, respectively, accounting for approximately $800,000 of the decline in revenue. Revenue from these customers is expected to be approximately $90,000 for the remainder of 2024. (Refer to Forward-Looking Statements disclosure on page 2 of this Form 10-Q.)

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Direct operating costs	$15,177	$18,107	$(2,930)	(16%)
Selling and marketing	1,770	2,612	(842)	(32%)
General and administrative	3,721	5,120	(1,399)	(27%)
Research and development	913	1,078	(165)	(15%)
Depreciation	503	492	11	2%
Amortization	3,427	2,546	881	35%
Net loss on lease terminations, unoccupied lease charges and restructuring costs	322	269	53	20%
Total operating expenses	$25,833	$30,224	$(4,391)	(15%)

Direct Operating Costs. Direct operating costs of $15.2 million for the three months ended March 31, 2024 decreased by $2.9 million or 16% compared to direct operating costs of $18.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, salary costs decreased by $1.9 million, outsourcing and processing costs decreased by $658,000 and billable expenses decreased by $435,000. The decrease in the salary costs was due to a decrease in the U.S. and Pakistan headcount and due to lower revenue, the redeployment of employees performing functions that were previously classified as direct operating costs to functions classified as research and development expense for the three months ended March 31, 2024.

Selling and Marketing Expense. Selling and marketing expense of $1.8 million for the three months ended March 31, 2024 decreased by $842,000 or 32% from selling and marketing expense of $2.6 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 was due to lower spending on salaries and selling and marketing activities.

General and Administrative Expense. General and administrative expense of $3.7 million for the three months ended March 31, 2024 decreased by $1.4 million or 27% compared to general and administrative expense of $5.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, salary costs decreased by $1.2 million and legal and professional fees decreased by $90,000. The decrease in salary costs was due to lower headcount. Also, there was a decrease in the Company’s contributions to community-based projects in Pakistan.

Research and Development Expense. Research and development expense of $913,000 for the three months ended March 31, 2024 decreased by approximately $165,000 or 15% from research and development expense of $1.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, the Company capitalized approximately $1.6 million and $2.2 million, respectively, of development costs in connection with its internal-use software.

Depreciation. Depreciation of $503,000 for the three months ended March 31, 2024 decreased by $11,000 or 2% from the depreciation of $492,000 for the three months ended March 31, 2023.

Amortization Expense. Amortization expense of $3.4 million for the three months ended March 31, 2024 increased by $881,000 or 35% from amortization expense of $2.5 million for the three months ended March 31, 2023. The increase in amortization expense was due to the placement of additional internal-use software into production and beginning the related amortization.

Net Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Net loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the three months ended March 31, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less space. Charges of $71,000 for the three months ended March 31, 2023 were incurred as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the three months ended March 31, 2023, of approximately $45,000. During the three months ended March 31, 2023, there were $153,000 of unoccupied lease charges. There were $322,000 of restructuring costs being recorded for the three months ended March 31, 2024, whereas in the same period for 2023, there were no restructuring costs. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. There were no net losses on lease terminations or unoccupied lease charges during the three months ended March 31, 2024.

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Interest income	$27	$20	$7	35%
Interest expense	(365)	(150)	(215)	(143%)
Other income - net	7	17	(10)	(59%)
Income tax provision	39	65	(26)	(40%)

Interest Income. Interest income of $27,000 for the three months ended March 31, 2024 increased by $7,000 from interest income of $20,000 for the three months ended March 31, 2023. The interest income represents late fees from customers and interest earned on temporary cash investments, which increased due to rising interest rates.

Interest Expense. Interest expense of $365,000 for the three months ended March 31, 2024 increased by $215,000 from interest expense of $150,000 for the three months ended March 31, 2023. The increase in interest expense was due to the increased use of the line of credit and the impact of a higher interest rate in 2024. Interest expense on the line of credit was $289,000 and $72,000 during the three months ended March 31, 2024 and 2023, respectively.

Other Income – net. Other income – net was $7,000 for the three months ended March 31, 2024 compared to other income – net of $17,000 for the three months ended March 31, 2023. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $39,000 for the three months ended March 31, 2024 compared to the provision for income taxes of $65,000 for the three months ended March 31, 2023. As a result of the Company having certain net operating losses with an indefinite life under the current federal tax rules, the federal and state deferred tax liability was offset against the net operating loss to the extent allowable in 2023. Through December 31, 2023, the state deferred tax liability has also been offset against state net operating losses to the extent allowable. There were no deferred income taxes for the three months ended March 31, 2024.

The current income tax expense for the three months ended March 31, 2024 was approximately $39,000 and includes state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2024 and December 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had total cash of $4.1 million and net working capital of $474,000. For the three months ended March 31, 2024, cash provided by operations was $4.1 million offset by cash used in investing and financing activities of $3.2 million resulting in an increase in cash of $807,000 after accounting for the effect of $17,000 of exchange rate changes. During the quarter ended March 31, 2024, the Company repaid $1.0 million on its line of credit borrowings. Subsequent to March 31, 2024, an additional $1.0 million was repaid on the line of credit.

In fiscal year 2023, the Company incurred a net loss of $48.7 million compared to $5.4 million of net income in fiscal year 2022, and at December 31, 2023, had cash of $3.3 million and a working capital deficit of $57,000. The decrease in cash for fiscal 2023 was $9 million compared to an increase in cash of $2 million in fiscal 2022. The Company also had $10 million drawn on its line of credit. Together, at December 31, 2023 these factors raised substantial doubt regarding the Company’s ability to continue as a going concern.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt is alleviated by focusing on cost-control. Management developed a plan that was substantially implemented during fiscal 2023 to improve liquidity in its operations through reductions in payroll and operating expenses. After the reductions are implemented and through employee attrition, the Company expects an improvement of approximately $20 million in annualized cost savings, of which approximately $14 million will be realized in 2024. The Company also suspended its Preferred Stock dividends in December 2023 resulting in cash savings of $1.3 million per month. Additional headcount reductions occurred in 2024 and further cost reductions will continue throughout the year. The Company is focused on reducing costs, returning to profitability, generating positive cash flow and maintaining compliance with its debt covenants. Although there are no guarantees that the Company will be successful, it believes that such initiatives will enable it to continue as a going concern through at least the next twelve months.

The Company has begun realizing the effect of these plans and expects continued effects to be realized during the remainder of 2024 and beyond, including a decrease in the Company’s operating costs and an improvement in the Company’s monthly cash flow from operations.

Management continues to focus on the Company’s overall profitability, including managing expenses, and to the extent possible growing revenue, and expects that these efforts will continue to enhance our liquidity and financial position. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of the financial statements’ issuance.

Change Healthcare, a subsidiary of UnitedHealth Group, experienced an incident on February 21, 2024, in which a cybersecurity threat actor gained access to some of its information technology systems (“Change Healthcare Cybersecurity Incident”). The Company uses Change Healthcare to submit patient claims to Medicare and other payors for reimbursement. Since the time of the system disruption, the Company has worked continuously to find alternative processes to maintain overall operations.

As of March 31, 2024, the Company has not identified any compromise or unauthorized access of its systems or networks due to this third party incident. As of the end of the first quarter of 2024, the Company reconnected to certain applications maintained by Change Healthcare and resumed claims submission to several payors and utilized alternative platforms for the majority of its claims. The Company continues to work through accumulated unprocessed claims and to establish full recovery with Change Healthcare’s applications.

During the first quarter of 2024, the Company did not experience a material financial impact from the Change Healthcare Cybersecurity Incident on the financial results as reported. The impact to the first quarter financial results was primarily related to decreased cash flows from operations, which are expected to be recognized later in 2024. The Company continues to maintain its liquidity and, having substantially resumed submission of claims to payors, has determined that the Change Healthcare Cybersecurity Incident is not reasonably likely to materially impact the Company, including its business operations, financial condition or results of operations.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on prime rate which had been increasing through 2023 but has remained the same in 2024.

The Company has a revolving line of credit, and as of March 31, 2024, there was $9 million outstanding. During April 2024, an additional $1.0 million was repaid on the line of credit. As of March 31, 2024, the unused borrowing base was approximately $3.6 million.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$4,066	$1,023	$3,043	297%
Net cash used in investing activities	(1,868)	(3,039)	1,171	39%
Net cash used in financing activities	(1,374)	(1,787)	413	23%
Effect of exchange rate changes on cash	(17)	(335)	318	95%
Net increase (decrease) in cash	$807	$(4,138)	$4,945	120%

The loss before income tax was $202,000 for the three months ended March 31, 2024, which included $3.9 million of non-cash depreciation and amortization. The loss before income taxes was $336,000 for the three months ended March 31, 2023, which included $3.0 million of non-cash depreciation and amortization.

Operating Activities

Net cash provided by operating activities was $4.1 million and $1.0 million during the three months ended March 31, 2024 and 2023, respectively. This increase was primarily the result of the decrease in the net loss of $160,000 which included the following changes in non-cash items: an increase in depreciation and amortization of $815,000 offset by a net decrease in stock-based compensation of $1.8 million. Accounts receivable decreased $111,000 for the three months ended March 31, 2024, compared with a decrease of $156,000 for the three months ended March 31, 2023. Accounts payable, accrued compensation and accrued expenses increased by $721,000 during the three months ended March 31, 2024, compared with a decrease of $2.6 million for the three months ended March 31, 2023. The contract asset decreased by $258,000 during the three months ended March 31, 2024 compared to the prior period.

Investing Activities

Net cash used in investing activities was $1.9 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. Capital expenditures were $298,000 and $835,000 for the three months ended March 31, 2024 and 2023, respectively. The capital expenditures for the three months ended March 31, 2024 and 2023 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $1.6 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $1.4 million and $1.8 million during the three months ended March 31, 2024 and 2023, respectively. Cash used in financing activities during the three months ended March 31, 2024 included $223,000 of repayments for debt obligations and $151,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities during the three months ended March 31, 2023 included $3.9 million of preferred stock dividends, $1.4 million of proceeds from issuance of Series B Preferred Stock, $236,000 of repayments for debt obligations and $1.1 million of tax withholding obligations paid in connection with stock awards issued to employees. Repayments and net proceeds on the line of credit were $1.0 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of March 31, 2024. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024, and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and l5d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 7, Commitments And Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends will defer approximately $1.3 million in cash dividend payments each month. As a result of such suspension, as of the filing date of this Quarterly Report, the Company has approximately $3.2 million of dividends in arrears. During this suspension, dividends will continue to accrue in arrears on the Series A and Series B Preferred Stock. The Board of Directors will regularly review and consider when the suspension should be lifted. See discussion of preferred stock dividend suspension in “Note 10, Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Chief Executive Officer
Date: May 14, 2024

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date: May 14, 2024

