Form 10-Q
period 2024-09-30
CareCloud, Inc.
filed 2024-11-12
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36529

CareCloud, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3832302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Clyde Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(732) 873-5133

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CCLD	Nasdaq Global Market
8.75% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	CCLDP	Nasdaq Global Market
8.75% Series B Cumulative Redeemable Perpetual Preferred Stock, par value $0.001 per share	CCLDO	Nasdaq Global Market

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

At November 5, 2024, the registrant had 16,239,777 shares of common stock, par value $0.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$2,782	$3,331
Accounts receivable - net	11,992	11,888
Contract asset	4,617	5,094
Inventory	514	465
Current assets - related party	16	16
Prepaid expenses and other current assets	2,741	2,449
Total current assets	22,662	23,243
Property and equipment - net	4,894	5,317
Operating lease right-of-use assets	3,310	4,365
Intangible assets - net	20,106	25,074
Goodwill	19,186	19,186
Other assets	536	641
TOTAL ASSETS	$70,694	$77,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,567	$5,798
Accrued compensation	2,545	3,444
Accrued expenses	5,138	5,065
Operating lease liability (current portion)	1,424	1,888
Deferred revenue (current portion)	1,312	1,380
Notes payable (current portion)	506	292
Dividend payable	5,438	5,433
Total current liabilities	21,930	23,300
Notes payable	29	37
Borrowings under line of credit	-	10,000
Operating lease liability	1,900	2,516
Deferred revenue	327	256
Total liabilities	24,186	36,109
COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 shares at September 30, 2024 and December 31, 2023. Series B, issued and outstanding 1,482,792 and 1,468,792 shares at September 30, 2024 and December 31, 2023, respectively	6	6
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 16,962,619 and 16,620,891 shares at September 30, 2024 and December 31, 2023, respectively. Outstanding 16,221,820 and 15,880,092 shares at September 30, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	121,033	120,706
Accumulated deficit	(69,926)	(74,481)
Accumulated other comprehensive loss	(3,960)	(3,869)
Less: 740,799 common shares held in treasury, at cost at September 30, 2024 and December 31, 2023	(662)	(662)
Total shareholders’ equity	46,508	41,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,694	$77,826

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET REVENUE	$28,546	$29,280	$82,598	$88,643
OPERATING EXPENSES:
Direct operating costs	15,420	18,260	45,839	53,843
Selling and marketing	1,375	2,337	4,809	7,529
General and administrative	4,378	5,482	12,127	16,518
Research and development	800	1,260	2,768	3,523
Depreciation and amortization	3,241	3,903	10,885	10,282
Loss on lease terminations, unoccupied lease charges and restructuring costs	67	8	505	430
Total operating expenses	25,281	31,250	76,933	92,125
OPERATING INCOME (LOSS)	3,265	(1,970)	5,665	(3,482)
OTHER:
Interest income	17	52	68	124
Interest expense	(179)	(352)	(832)	(829)
Other income (expense) - net	60	(422)	(227)	(591)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	3,163	(2,692)	4,674	(4,778)
Income tax provision	41	57	119	204
NET INCOME (LOSS)	$3,122	$(2,749)	$4,555	$(4,982)

Preferred stock dividend	3,789	3,916	9,024	11,757
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(667)	$(6,665)	$(4,469)	$(16,739)

Net loss per common share: basic and diluted	$(0.04)	$(0.42)	$(0.28)	$(1.07)
Weighted-average common shares used to compute basic and diluted loss per share	16,195,363	15,760,499	16,114,330	15,600,361

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$3,122	$(2,749)	$4,555	$(4,982)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment (a)	(51)	362	(91)	(1,255)
COMPREHENSIVE INCOME (LOSS)	$3,071	$(2,387)	$4,464	$(6,237)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net loss	-	-	-	-	-	-	-	(241)	-	-	(241)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	14,000	-	238,400	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	(79)	-	-	-	(79)
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - March 31, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420

Balance - April 1, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420
Net income	-	-	-	-	-	-	-	1,674	-	-	1,674
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(68)	-	(68)
Issuance of stock under the equity incentive plan	-	-	-	-	26,695	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	218	-	-	-	218
Balance - June 30, 2024	4,526,231	$5	1,482,792	$1	16,885,986	$17	$120,840	$(73,048)	$(3,909)	$(662)	$43,244

Balance - July 1, 2024	4,526,231	$5	1,482,792	$1	16,885,986	$17	$120,840	$(73,048)	$(3,909)	$(662)	$43,244
Net income	-	-	-	-	-	-	-	3,122	-	-	3,122
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(51)	-	(51)
Issuance of stock under the equity incentive plan	-	-	-	-	76,633	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	193	-	-	-	193
Balance - September 30, 2024	4,526,231	$5	1,482,792	$1	16,962,619	$17	$121,033	$(69,926)	$(3,960)	$(662)	$46,508

Balance - January 1, 2023 before adoption of ASC 326	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689
Cumulative effect of adopting ASC 326	-	-	-	-	-	-	-	(186)	-	-	(186)
Balance - January 1, 2023 after adoption	4,526,231	5	1,344,128	1	15,970,204	16	130,987	(25,807)	(3,037)	(662)	101,503
Net loss	-	-	-	-	-	-	-	(401)	-	-	(401)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,711)	-	(1,711)
Issuance of stock under the equity incentive plan	-	-	41,491	-	343,203	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,185	-	-	-	1,185
Shares issued for services	-	-	-	-	20,000	-	-	-	-	-	-
Issuance of Series B Preferred Stock	-	-	59,773	-	-	-	1,437	-	-	-	1,437
Preferred stock dividends	-	-	-	-	-	-	(3,931)	-	-	-	(3,931)
Balance - March 31, 2023	4,526,231	$5	1,445,392	$1	16,333,407	$16	$129,678	$(26,208)	$(4,748)	$(662)	$98,082

Balance - April 1, 2023	4,526,231	$5	1,445,392	$1	16,333,407	$16	$129,678	$(26,208)	$(4,748)	$(662)	$98,082
Net loss	-	-	-	-	-	-	-	(1,832)	-	-	(1,832)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	94	-	94
Issuance of stock under the equity incentive plan	-	-	9,000	-	15,489	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	1,089	-	-	-	1,089
Shares issued for services	-	-	-	-	20,000	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	(3,910)	-	-	-	(3,910)
Balance - June 30, 2023	4,526,231	$5	1,454,392	$1	16,368,896	$16	$126,857	$(28,040)	$(4,654)	$(662)	$93,523

Balance - July 1, 2023	4,526,231	$5	1,454,392	$1	16,368,896	$16	$126,857	$(28,040)	$(4,654)	$(662)	$93,523
Net loss	-	-	-	-	-	-	-	(2,749)	-	-	(2,749)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	362	-	362
Issuance of stock under the equity incentive plan	-	-	9,000	-	229,553	1	-	-	-	-	1
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	931	-	-	-	931
Preferred stock dividends	-	-	-	-	-	-	(3,916)	-	-	-	(3,916)
Balance - September 30, 2023	4,526,231	$5	1,463,392	$1	16,598,449	$17	$123,872	$(30,789)	$(4,292)	$(662)	$88,152

For the nine months ended September 2023, the preferred stock dividends were paid monthly at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

No dividends were declared or paid during the nine months ended September 2024.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

($ in thousands)

	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$4,555	$(4,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,138	10,672
Lease amortization	1,502	1,618
Deferred revenue	3	221
Provision for expected credit losses	284	389
Provision for deferred income taxes	-	81
Foreign exchange (gain) loss	(114)	596
Interest accretion	465	493
Stock-based compensation expense (benefit)	(191)	3,783
Changes in operating assets and liabilities:
Accounts receivable	(388)	1,889
Contract asset	477	(549)
Inventory	(49)	(97)
Other assets	(63)	(117)
Accounts payable and other liabilities	(2,206)	(2,276)
Net cash provided by operating activities	15,413	11,721
INVESTING ACTIVITIES:
Purchases of property and equipment	(759)	(2,687)
Capitalized software and other intangible assets	(4,385)	(6,635)
Net cash used in investing activities	(5,144)	(9,322)
FINANCING ACTIVITIES:
Preferred stock dividends paid	-	(11,691)
Settlement of tax withholding obligations on stock issued to employees	(200)	(1,425)
Repayments of notes payable	(478)	(717)
Proceeds from issuance of Series B Preferred Stock, net of expenses	-	1,427
Proceeds from line of credit	-	14,700
Repayment of line of credit	(10,000)	(10,700)
Net cash used in financing activities	(10,678)	(8,406)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(140)	114
NET DECREASE IN CASH	(549)	(5,893)
CASH - Beginning of the period	3,331	12,299
CASH - End of the period	$2,782	$6,406
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$5	$4,125
Purchase of prepaid insurance with assumption of note	$685	$620
Reclass of deposits for property and equipment placed in service	$296	$-
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$145	$131
Interest	$642	$630

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024.

Liquidity and Going Concern — Primarily due to a decline in revenue associated with our Healthcare IT segment and a goodwill impairment of $42.0 million for the year ended December 31, 2023, the Company generated a net loss of $48.7 million and had a net decrease in cash of $9.0 million compared to the year ended December 31, 2022. At December 31, 2023, the Company had negative working capital of $57,000 and cash of $3.3 million. For the three and nine months ended September 30, 2024, the Company had net income of $3.1 million and $4.6 million, respectively. At September 30, 2024, the Company had positive working capital of $732,000 and cash of $2.8 million. Absent any other action as of December 31, 2023, the Company may have required additional liquidity to continue its operations over the next 12 months.

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt was alleviated by focusing on cost-control. As discussed in Note 9, the Company approved a restructuring plan to reduce headcount and operating costs and generate positive cash flow. In addition, in December 2023, the Company suspended the dividend on the Company’s Preferred Stock, which saved approximately $1.3 million of cash each month through September 11, 2024 and saves approximately $1.1 million thereafter. The dividend will continue to accumulate in arrears each month since it is cumulative, but would not be a legal obligation until the dividend is reinstated. The dividend will not be recorded as a liability until it is declared by the Board of Directors. The Company projects that this restructuring plan, which was implemented in 2023 and will be completed by the end of 2024, will reduce expenses, thereby reducing ongoing liquidity needs to enable continuation of operations and compliance with the debt covenants for the foreseeable future. Although there are no guarantees that the Company will be successful, it believes such initiatives will enable it to continue as a going concern through at least the next twelve months.

Significant Accounting Policies — During the nine months ended September 30, 2024, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These Codification updates are for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. The resulting amendments are referred to as Codification improvements. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this update to have a material impact on the condensed consolidated financial statements.

3. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At September 30, 2024 and December 31, 2023, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

The Company tests goodwill for impairment at the reporting unit level annually or more frequently if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of a triggering event in December 2023 resulting from the decreased equity market value following the suspension of the Preferred Stock dividend, the Company updated its annual goodwill impairment test that was performed as of October 31, 2023 for the Healthcare IT segment. It was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at both October 31 and as of the date of the triggering event. Accordingly, impairment charges of approximately $42.0 million were recorded during the fourth quarter of 2023. The conclusion was based upon the value determined using the discounted cash flow method as supported by the guideline company transaction method and the guideline public company method. During the nine months ended September 30, 2024, the Company determined that there was no further impact on the valuation of goodwill.

The following is the summary of the carrying amount of goodwill for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
	($ in thousands)
Beginning gross balance	$19,186	$61,186
Impairment charges	-	(42,000)
Ending gross balance	$19,186	$19,186

Intangible assets – net as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
	($ in thousands)
Contracts and relationships acquired	$47,597	$47,597
Capitalized software	33,801	29,379
Non-compete agreements	1,236	1,236
Other intangible assets	8,417	8,417
Total intangible assets	91,051	86,629
Less: Accumulated amortization	70,945	61,555
Intangible assets - net	$20,106	$25,074

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended September 30, 2024 and 2023, was approximately $2.7 million and $3.4 million, respectively, and for the nine months ended September 30, 2024 and 2023, was approximately $9.4 million and $8.8 million, respectively. The weighted-average amortization period is approximately two years.

As of September 30, 2024, future amortization is scheduled to be expensed as follows:

Years ending December 31,	($ in thousands)
2024 (three months)	$2,818
2025	9,855
2026	5,472
2027	1,211
2028	300
Thereafter	450
Total	$20,106

4. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(667)	$(6,665)	$(4,469)	$(16,739)
Weighted-average common shares used to compute basic and diluted loss per share	16,195,363	15,760,499	16,114,330	15,600,361
Net loss attributable to common shareholders per share - basic and diluted	$(0.04)	$(0.42)	$(0.28)	$(1.07)

The net loss attributable to common shareholders includes the preferred stock dividend amount earned, but not declared, for the three and nine months ended September 30, 2024 of approximately $3.8 million and $9.0 million, respectively. The dividend payable at September 30, 2024 in the condensed consolidated balance sheets represents dividends declared, but not paid, through February 29, 2024.

At September 30, 2024, the 265,699 unvested equity restricted stock units (“RSUs”), as discussed in Note 12, have been excluded from the above calculations as they were anti-dilutive. All of the warrants previously outstanding expired unexercised in 2023 and are excluded from the above calculations. At September 30, 2023, the 758,160 unvested equity RSUs have been excluded from the above calculations as they were anti-dilutive. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

5. ACCRUED EXPENSES AND DEBT

Accrued expenses as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024	December 31, 2023
	($ in thousands)
Accrued expenses	$3,287	$4,030
Payable to managed practices	1,554	593
Taxes and other	297	442
Total	$5,138	$5,065

Bank Debt —The Company has a revolving line of credit with Silicon Valley Bank (“SVB”). The Company’s credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years maturing on October 12, 2025. The financial covenants were also slightly modified for 2023 and subsequent years. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was temporarily increased from the prime rate plus 1.5% to the prime rate plus 2.0% and the requirement for the minimum liquidity ratio was slightly reduced. The amendments expired March 31, 2024 and the credit facility reverted to its previous terms. During October 2024, the credit line was reduced to $10 million, which is the current unused borrowing base. (See Note 15).

As of September 30, 2024, there were no borrowings under the credit facility, compared to $10 million in borrowings as of December 31, 2023. Interest on the revolving line of credit was charged at the prime rate plus 2.0% for the first quarter of 2024, but decreased to the prime rate plus 1.5% on April 1, 2024. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB. Interest expense on the line of credit was approximately $106,000 and $624,000 for the three and nine months ended September 30, 2024, respectively. Interest expense on the line of credit was approximately $280,000 and $618,000, for the three and nine months ended September 30, 2023, respectively.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the credit line in the third quarter of 2018, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant and expired in September 2023. The credit agreement contains various covenants and conditions governing the revolving line of credit including an annual fee of $110,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants. Due to the October 2024 modification, the anniversary fee was reduced to $44,000.

During March 2023, SVB became a division of First Citizens Bank & Trust Company. The agreements that governed the former SVB relationship remain in place. As a result, there was no change to the terms of the credit agreement.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of September 30, 2024 and December 31, 2023, the Company held cash of approximately $100,000 and $255,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

6. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability are re-measured using the current incremental borrowing rate. During the three and nine months ended September 30, 2023, there were approximately $5,000 and $168,000, respectively, of unoccupied lease charges for two of the Company’s facilities. There were no unoccupied lease charges for the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, the Miami office lease that we assumed in connection with an acquisition ended, and we entered into a new lease arrangement with the landlord for significantly less office space. Charges of approximately $2,000 and $73,000 were incurred during the three and nine months ended September 30, 2023 as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services. This termination resulted in additional costs for the three and nine months ended September 30, 2023 of approximately $1,000 and $162,000, respectively. In addition, during the nine months ended September 30, 2023, the Company paid approximately $27,000 to settle a claim regarding a lease termination in India. These amounts are included in loss on lease terminations, unoccupied lease charges and restructuring costs in the condensed consolidated statements of operations.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Operating lease cost	$607	$599	$1,864	$1,998
Short-term lease cost	-	-	4	-
Variable lease cost	9	7	21	26
Total - net lease cost	$616	$606	$1,889	$2,024

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2024 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2024	December 31, 2023
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$3,310	$4,365

Current operating lease liabilities	$1,424	$1,888
Non-current operating lease liabilities	1,900	2,516
Total operating lease liabilities	$3,324	$4,404

Operating leases:
ROU assets	$4,810	$6,571
Asset lease expense	(1,502)	(2,152)
Foreign exchange gain/(loss)	2	(54)
ROU assets, net	$3,310	$4,365

Weighted average remaining lease term (in years):
Operating leases	4.8	4.5
Weighted average discount rate:
Operating leases	14.5%	13.3%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$596	$802	$1,873	$2,463

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$71	$532	$445	$1,252

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2024 (three months)	$610
2025	1,446
2026	623
2027	469
2028	396
Thereafter	1,434
Total lease payments	4,978
Less: imputed interest	(1,654)
Total lease obligations	3,324
Less: current obligations	(1,424)
Long-term lease obligations	$1,900

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three and nine months ended September 30, 2024, the Company received sublease income of approximately $19,000 and $75,000, respectively. There was no sublease income for the nine months ended September 30, 2023.

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

In connection with a prior acquisition, the seller had alleged that the Company owed approximately $800,000 in transition related costs to them. The parties agreed to settle the claim for approximately $316,000, which was paid in September.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

8. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $34,000 and $36,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $93,000 and $86,000 for the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the accounts receivable balance due from this customer was approximately $8,000 and $18,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the three months ended September 30, 2024 and 2023 was approximately $71,000 and $84,000, respectively, and was approximately $211,000 and $186,000 for the nine months ended September 30, 2024 and 2023, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, the Company spent approximately $444,000 and $1.8 million, respectively, to upgrade the related party leased facilities. During the year ended December 31, 2023, the Company temporarily advanced the Executive Chairman approximately $330,000 to purchase vacant land surrounding the Bagh facility for the sole use and benefit of the Company in order to expedite the purchase on the Company’s behalf as only individuals with citizenship in Kashmir are allowed to purchase land in this region. All advanced amounts were repaid shortly after the advance was made. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both September 30, 2024 and December 31, 2023. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,500 per month.

Included in the ROU asset at September 30, 2024 is approximately $219,000 applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2024 is approximately $103,000 and $112,000, respectively, applicable to the related party leases.

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

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations services for $8,000 per month (reduced to $2,000 per month effective September 1, 2024) and other services as requested by the Company to be paid on an hourly basis. The consulting agreement is cancelable with ten days’ notice. For the three and nine months ended September 30, 2024, the expense recorded under this agreement were approximately $16,000 and $71,000, respectively.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2024, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,000 on behalf of talkMD for income taxes.

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

A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $1.3 million related to the reduction in workforce of which approximately $645,000 was incurred in 2023, $67,000 and $505,000 was incurred during the three and nine months ended September 30, 2024 with the remaining expenses to be incurred during the remainder of 2024. These restructuring expenses consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits. Also as previously noted, the dividends on the Preferred Stock have been suspended in order to increase cash flow.

The expense associated with the restructuring is included in loss on lease terminations, unoccupied lease charges and restructuring cost in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024. This line also includes loss on lease terminations and unoccupied lease charges. The liabilities associated with restructuring costs are included in accrued expenses in the September 30, 2024 and December 31, 2023 condensed consolidated balance sheets. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Equity awards acceleration costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2024	$145	$-	$26	$171
Additions	505	-	-	505
Payments and other adjustments	(650)	-	(26)	(676)
Balance as of September 30, 2024	$-	$-	$-	$-

Balance as of January 1, 2023	$-	$-	$-	$-
Additions	439	170	36	645
Payments and other adjustments	(294)	(170)	(10)	(474)
Balance as of December 31, 2023	$145	$-	$26	$171

10. SHAREHOLDERS’ EQUITY

On September 11, 2024 a Certificate of Amendment (the “Amendment”) to the Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Preferred Stock (the “Existing Certificate”) became effective, amending certain provisions of the 11% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

The title of the Existing Certificate was amended to read “Amended and Restated Certificate of Designations, Preferences and Rights of 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock.” Holders of Series A Preferred Stock will receive similar change of control protections to those afforded to holders of the Company’s Series B Preferred Stock. The dividend of Series A Preferred Stock was amended from 11% to 8.75% per annum and the per annum dividend amount per share was amended from $2.75 to $2.1875 per share per annum. Also, the Company now has the right to exchange the shares of Series A Preferred Stock for common stock at the liquidation preference value of the $25 per share, plus accrued and unpaid dividends.

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

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for the Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month. Due to the above Amendment, effective on September 12, 2024, the monthly cash dividends were reduced to approximately $1.1 million per month. During this suspension, dividends will continue to accumulate in arrears on the Series A and Series B Preferred Stock. The Board of Directors will regularly review and consider when the suspension should be lifted.

During the nine months ended September 30, 2024, no dividends were declared by the Board of Directors. At September 30, 2024, the Company owed approximately $5.4 million for dividends that had previously been declared through February 2024 (but whose payment has been suspended), and also had total undeclared dividends of approximately $9.0 million, which represents the accumulated (but undeclared) dividends due to preferred shareholders of record on September 30, 2024. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets but are reflected in the net loss attributable to common shareholders.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$17,871	$18,763	$54,188	$57,878
Professional services	4,854	5,691	13,767	17,755
Printing and mailing services	969	749	2,639	2,149
Group purchasing services	608	389	1,009	749
Medical Practice Management:
Medical practice management services	4,244	3,688	10,995	10,112
Total	$28,546	$29,280	$82,598	$88,643

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

Our digital health services, which began generating revenue in 2022, include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended September 30, 2024 and 2023, was approximately $929,000 and $440,000, respectively and for the nine months ended September 30, 2024 and 2023, was approximately $2.2 million and $914,000, respectively. The revenue for remote patient monitoring for the three months ended September 30, 2024 and 2023, was approximately $194,000 and $183,000, respectively and for the nine months ended September 30, 2024 and 2023, was approximately $544,000 and $262,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at September 30, 2024 and 2023 was approximately $88,000 and $243,000, respectively.

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

Our contracts for medical practice management services have approximately an additional 14 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the condensed consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month-end.

Information about contract balances:

As of September 30, 2024, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.8 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $543,000 and $294,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

Amounts that we are entitled to collect under the applicable contract are recorded as accounts receivable. Invoicing is performed at the end of each month when the services have been provided. The contract asset includes our right to payment for services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, contracts for revenue cycle management services where we recognize revenue over time but do not have a contractual right to payment until the customer receives payment of their claim from the insurance provider. The contract asset also includes the revenue accrued, not received, for the group purchasing services and referral fees earned.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase (decrease), net	104	(477)	(68)	71
Balance as of September 30, 2024	$11,992	$4,617	$1,312	$327

Balance as of January 1, 2023	$14,773	$4,399	$1,386	$342
(Decrease) increase, net	(2,463)	549	141	80
Balance as of September 30, 2023	$12,310	$4,948	$1,527	$422

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $443,000 and $543,000 at September 30, 2024 and 2023, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended September 30, 2024 and 2023 was approximately $79,000 and $105,000, respectively, and approximately $252,000 and $389,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three and nine months ended September 30, 2024 and 2023, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Nine Months Ended	Year Ended
	September 30, 2024	December 31, 2023
	($ in thousands)
Beginning balance	$879	$823
Adoption of ASC 326	-	186
Provision	284	454
Recoveries/adjustments	2	107
Write-offs	(205)	(691)
Ending balance	$960	$879

12. STOCK-BASED COMPENSATION

As of September 30, 2024, 526,577 shares of common stock, 33,769 shares of Series A Preferred Stock and 16,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

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

In March 2024, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of shares and the amount based on specified criteria being achieved during the year 2024. There were 34,000 shares awarded. These criteria will be evaluated in early 2025. During May 2024, an additional executive bonus with similar terms was approved and 12,000 shares were awarded. For the three and nine months ended September 30, 2024, an expense of approximately $252,000 and a net benefit of approximately $191,000, respectively, was recorded. The stock-based compensation benefit was primarily related to prior year bonuses that had been accrued but were not awarded, net of current year bonuses that have been accrued. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s equity incentive Plan for the nine months ended September 30, 2024 and 2023:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	200,000	-	46,000
Vested	(448,727)	-	(14,000)
Forfeited	(224,699)	-	(24,000)
Outstanding and unvested shares at September 30, 2024	280,069	-	65,199

Outstanding and unvested shares at January 1, 2023	645,475	-	80,462
Granted	1,056,453	-	62,000
Vested	(843,950)	-	(75,263)
Forfeited	(58,388)	-	-
Outstanding and unvested shares at September 30, 2023	799,590	-	67,199

During the year, 30,000 shares of common stock were granted to each independent member of the Board of Directors, one quarter of which vests every six months over a two year period. Additionally, 50,000 shares of common stock were granted to the Company’s sales management to pay sales commissions as earned.

The liability for the 14,370 cash-settled awards outstanding and the liability for withheld taxes in connection with the equity awards was approximately $116,000 and $767,000 at September 30, 2024 and December 31, 2023, respectively, and is included in accrued compensation in the condensed consolidated balance sheets. No amounts were paid in connection with cash-settled awards during both the nine months ended September 30, 2024 and 2023.

Stock-based compensation expense

The following table summarizes the components of share-based compensation expense (benefit) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Direct operating costs	$3	$271	$(40)	$659
General and administrative	229	771	(199)	2,225
Research and development	4	26	(10)	105
Selling and marketing	16	141	58	794
Total stock-based compensation expense (benefit)	$252	$1,209	$(191)	$3,783

13. INCOME TAXES

The income tax expense for the three months ended September 30, 2024 was approximately $41,000 comprised of current state tax expense of $30,000 and foreign tax expense of $11,000. The income tax expense for the nine months ended September 30, 2024 was approximately $119,000 comprised of current state tax expense of $90,000 and foreign tax expense of $29,000. There was no deferred income tax for the three and nine months ended September 30, 2024.

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

The current income tax provision for the three and nine months ended September 30, 2024 and 2023 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision for the three and nine months ended September 30, 2023 relates to the book and tax difference of amortization on indefinite-lived intangibles, primarily goodwill. To the extent allowable, prior to January 1, 2024, the federal and state deferred tax provision had been offset by the indefinite life net operating loss. As a result of the goodwill impairment charge recorded for the year ended December 31, 2023, no deferred tax liability is currently required.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of September 30, 2024 and December 31, 2023.

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

	Nine Months Ended September 30, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$71,603	$10,995	$-	$82,598
Operating expenses:
Direct operating costs	37,699	8,140	-	45,839
Selling and marketing	4,785	24	-	4,809
General and administrative	6,923	1,392	3,812	12,127
Research and development	2,768	-	-	2,768
Depreciation and amortization	10,638	247	-	10,885
Loss on lease terminations, unoccupied lease charges and restructuring costs	505	-	-	505
Total operating expenses	63,318	9,803	3,812	76,933
Operating income (loss)	$8,285	$1,192	$(3,812)	$5,665

	Three Months Ended September 30, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$24,302	$4,244	$-	$28,546
Operating expenses:
Direct operating costs	12,445	2,975	-	15,420
Selling and marketing	1,368	7	-	1,375
General and administrative	2,321	481	1,576	4,378
Research and development	800	-	-	800
Depreciation and amortization	3,159	82	-	3,241
Loss on lease terminations, unoccupied lease charges and restructuring costs	67	-	-	67
Total operating expenses	20,160	3,545	1,576	25,281
Operating income (loss)	$4,142	$699	$(1,576)	$3,265

	Nine Months Ended September 30, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$78,531	$10,112	$-	$88,643
Operating expenses:
Direct operating costs	46,003	7,840	-	53,843
Selling and marketing	7,503	26	-	7,529
General and administrative	8,466	1,362	6,690	16,518
Research and development	3,523	-	-	3,523
Depreciation and amortization	10,013	269	-	10,282
Loss on lease terminations and unoccupied lease charges	430	-	-	430
Total operating expenses	75,938	9,497	6,690	92,125
Operating income (loss)	$2,593	$615	$(6,690)	$(3,482)

	Three Months Ended September 30, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management	Unallocated Corporate Expenses	Total
Net revenue	$25,592	$3,688	$-	$29,280
Operating expenses:
Direct operating costs	15,369	2,891	-	18,260
Selling and marketing	2,329	8	-	2,337
General and administrative	2,719	466	2,297	5,482
Research and development	1,260	-	-	1,260
Depreciation and amortization	3,814	89	-	3,903
Loss on lease terminations and unoccupied lease charges	8	-	-	8
Total operating expenses	25,499	3,454	2,297	31,250
Operating income (loss)	$93	$234	$(2,297)	$(1,970)

15. SUBSEQUENT EVENT

During October 2024, the Company entered into a Ninth Loan Modification agreement with Silicon Valley Bank whereby the Company decreased the amount available on its revolving line of credit from $25 million to $10 million which proportionally reduced the anniversary fee and the fee on the unused portion of the credit line. As a result of the modification, one covenant was slightly modified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First Citizens Bank & Trust Company in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of September 30, 2024 and December 31, 2023, the Company held cash of approximately $100,000 and $255,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

During December 2023, the Company suspended its Preferred Stock dividend and experienced a decline in its market capitalization as a result of a sustained decrease in the Company’s stock price for its common and preferred shares. This was considered a triggering event and resulted in a goodwill impairment charge. As of September 30, 2024, the Company’s stock price for its common and preferred shares increased from their year-end values. Accordingly, the Company determined there was no impact on the valuation of goodwill. If the stock prices were to decline, it could result in another triggering event that could impact the valuation of goodwill.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:
○	Revenue Cycle Management services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:
○	Electronic Health Records, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors, and potentially qualify for government incentives;
○	Practice Management software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine, and other automated tools designed to maximize reimbursement;

○	Artificial intelligence (“AI”):
●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:
●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payor involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.
●	CareCloud cirrusAI integrates with CareCloud’s EHR solution, talkEHR, making it easily accessible to providers of all sizes.
○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:
o	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
o	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
o	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:
o	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
o	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
o	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.

Our medical practice management solutions include:

●	Medical practice management:
o	Medical practice management services for medical providers, including facilities, equipment, supplies, support services, nurses, and administrative support staff.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 330 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,300 team members that are approximately 15% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 15% and 13% of total expenses for the nine months ended September 30, 2024 and 2023, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 75% and 77% for the nine months ended September 30, 2024 and 2023, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Loss on lease terminations, unoccupied lease charges and restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net revenue	$28,546	$29,280	$82,598	$88,643

GAAP net income (loss)	3,122	(2,749)	4,555	(4,982)

Provision for income taxes	41	57	119	204
Net interest expense	162	300	764	705
Foreign exchange (gain) loss / other expense	(57)	426	244	609
Stock-based compensation expense (benefit), net of restructuring costs	252	1,209	(191)	3,783
Depreciation and amortization	3,241	3,903	10,885	10,282
Transaction and integration costs	12	91	35	270
Loss on lease terminations, unoccupied lease charges and restructuring costs	67	8	505	430
Adjusted EBITDA	$6,840	$3,245	$16,916	$11,301

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income (loss):

●	Stock-based compensation expense (benefit) includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Loss on lease terminations, unoccupied lease charges and restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Net revenue	$28,546	$29,280	$82,598	$88,643

GAAP net income (loss)	3,122	(2,749)	4,555	(4,982)
Provision for income taxes	41	57	119	204
Net interest expense	162	300	764	705
Other (income) expense - net	(60)	422	227	591
GAAP operating income (loss)	3,265	(1,970)	5,665	(3,482)
GAAP operating margin	11.4%	(6.7%)	6.9%	(3.9%)

Stock-based compensation expense (benefit), net of restructuring costs	252	1,209	(191)	3,783
Amortization of purchased intangible assets	75	1,201	1,501	3,775
Transaction and integration costs	12	91	35	270
Loss on lease terminations, unoccupied lease charges and restructuring costs	67	8	505	430
Non-GAAP adjusted operating income	$3,671	$539	$7,515	$4,776
Non-GAAP adjusted operating margin	12.9%	1.8%	9.1%	5.4%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Loss on lease terminations, unoccupied lease charges and restructuring costs; and
●	Income tax provision resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income (loss) to non-GAAP adjusted net income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
GAAP net income (loss)	$3,122	$(2,749)	$4,555	$(4,982)

Foreign exchange (gain) loss / other expense	(57)	426	244	609
Stock-based compensation expense (benefit), net of restructuring costs	252	1,209	(191)	3,783
Amortization of purchased intangible assets	75	1,201	1,501	3,775
Transaction and integration costs	12	91	35	270
Loss on lease terminations, unoccupied lease charges and restructuring costs	67	8	505	430
Income tax provision related to goodwill	-	17	-	81
Non-GAAP adjusted net income	$3,471	$203	$6,649	$3,966

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP net loss attributable to common shareholders, per share	$(0.04)	$(0.42)	$(0.28)	$(1.07)
Impact of preferred stock dividend	0.23	0.25	0.56	0.76
Net income (loss) per end-of-period share	0.19	(0.17)	0.28	(0.31)

Foreign exchange (gain) loss / other expense	0.00	0.02	0.02	0.04
Stock-based compensation expense (benefit), net of restructuring costs	0.02	0.08	(0.01)	0.24
Amortization of purchased intangible assets	0.00	0.07	0.09	0.23
Transaction and integration costs	0.00	0.01	0.00	0.02
Loss on lease terminations, unoccupied lease charges and restructuring costs	0.00	0.00	0.03	0.03
Income tax provision related to goodwill	-	0.00	-	0.00
Non-GAAP adjusted earnings per share	$0.21	$0.01	$0.41	$0.25

End-of-period common shares	16,221,820	15,857,650	16,221,820	15,857,650
Outstanding unvested RSUs	265,699	758,160	265,699	758,160
Total fully diluted shares	16,487,519	16,615,810	16,487,519	16,615,810
Non-GAAP adjusted diluted earnings per share	$0.21	$0.01	$0.40	$0.24

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of September 30, 2024 and 2023. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share does not take into account dividends paid on preferred stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both September 30, 2024 and 2023, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 63% and 64% for the three months ended September 30, 2024 and 2023, respectively, and 66% and 65% for the nine months ended September 30, 2024 and 2023, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 22% and 23% of revenues for the three months ended September 30, 2024 and 2023, respectively, and 21% and 23% for the nine months ended September 30, 2024 and 2023, respectively.

We earned approximately 15% and 13% of our revenue from medical practice management services during the three and nine months ended September 30, 2024, respectively, and approximately 13% and 12% during the three and nine months ended September 30, 2023, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. Unoccupied lease charges represent the portion of the lease and related costs for that portion of the space that is vacant and not being utilized by the Company. Two of the leases that had unoccupied space ended in February 2023. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

Interest and Other Income (Expense) - net. Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, term loans and the amortization of deferred financing costs. Other income (expense) - net results primarily from foreign currency transaction gains/(losses).

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2024 and December 31, 2023.

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

Capitalized Software Costs:

As of September 30, 2024 and December 31, 2023, the carrying amounts of internally-developed capitalized software in use was $13.7 million and $17.1 million, respectively. The decrease was due to the current year amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	54.0%	62.4%	55.5%	60.7%
Selling and marketing	4.8%	8.0%	5.8%	8.5%
General and administrative	15.3%	18.7%	14.7%	18.6%
Research and development	2.8%	4.3%	3.4%	4.0%
Depreciation and amortization	11.4%	13.3%	13.2%	11.6%
Loss on lease terminations, unoccupied lease charges and restructuring costs	0.2%	0.0%	0.6%	0.5%
Total operating expenses	88.5%	106.7%	93.2%	103.9%

Operating income (loss)	11.5%	(6.7%)	6.8%	(3.9%)

Net interest expense	(0.6%)	1.0%	(0.9%)	0.8%
Other income (expense) - net	0.2%	(1.4%)	(0.3%)	(0.7%)
Income (loss) before provision for income taxes	11.1%	(9.1%)	5.6%	(5.4%)
Income tax provision	0.1%	0.2%	0.1%	0.2%
Net income (loss)	11.0%	(9.3%)	5.5%	(5.6%)

Comparison of the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	($ in thousands)
Net revenue	$28,546	$29,280	$(734)	(3%)	$82,598	$88,643	$(6,045)	(7%)

Net Revenue. Net revenue of $28.5 million and $82.6 million for the three and nine months ended September 30, 2024, respectively, decreased by $734,000 or 3% and $6.0 million or 7% from net revenue of $29.3 million and $88.6 million for the three and nine months ended September 30, 2023, respectively. Revenue for the three and nine months ended September 30, 2024 includes $17.9 million and $54.2 million relating to technology-enabled business solutions, $4.9 million and $13.8 million related to professional services and $4.2 million and $11.0 million for medical practice management services, respectively.

There was an $800,000 and $4.0 million decrease in project-based professional services revenue for the three and nine months ended September 30, 2024 compared to the same periods in the prior year. The 2024 revenue was also negatively impacted by two large accounts that had each been previously acquired prior to our beginning to serve them after a 2020 acquisition. The services provided to them were each winding down at the time of our acquisition and they both transitioned to the systems of their acquirers during 2022. There was no revenue from these two customers for the three months ended September 30, 2024, compared to $700,000 for the same period in 2023. Revenue from these customers for the nine months ended September 30, 2024 and 2023 was $300,000 and $2.7 million, respectively, accounting for approximately $2.4 million of the decline in revenue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	($ in thousands)
Direct operating costs	$15,420	$18,260	$(2,840)	(16%)	$45,839	$53,843	$(8,004)	(15%)
Selling and marketing	1,375	2,337	(962)	(41%)	4,809	7,529	(2,720)	(36%)
General and administrative	4,378	5,482	(1,104)	(20%)	12,127	16,518	(4,391)	(27%)
Research and development	800	1,260	(460)	(37%)	2,768	3,523	(755)	(21%)
Depreciation	504	493	11	2%	1,510	1,496	14	1%
Amortization	2,737	3,410	(673)	(20%)	9,375	8,786	589	7%
Loss on lease terminations, unoccupied lease charges and restructuring costs	67	8	59	738%	505	430	75	17%
Total operating expenses	$25,281	$31,250	$(5,969)	(19%)	$76,933	$92,125	$(15,192)	(16%)

Direct Operating Costs. Direct operating costs of $15.4 million and $45.8 million for the three and nine months ended September 30, 2024, respectively, decreased by $2.8 million or 16% and $8.0 million or 15% compared to direct operating costs of $18.3 million and $53.8 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, salary costs decreased by $1.7 million and $5.1 million, outsourcing and processing costs decreased by $813,000 and $1.7 million and billable expenses decreased by $400,000 and $1.1 million, respectively. The decrease in the salary costs was due to a decrease in the U.S. and Pakistan headcount, lower revenue and the redeployment of employees performing functions that were previously classified as direct operating costs to functions classified as research and development expense for the nine months ended September 30, 2024.

Selling and Marketing Expense. Selling and marketing expense of $1.4 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, decreased by $962,000 or 41% and $2.7 million or 36% from selling and marketing expense of $2.3 million and $7.5 million for the three and nine months ended September 30, 2023, respectively. The decrease for the three and nine months ended September 30, 2024 was due to a reduction in headcount and lower spending on selling and marketing activities.

General and Administrative Expense. General and administrative expense of $4.4 million and $12.1 million for the three and nine months ended September 30, 2024, respectively, decreased by $1.1 million or 20% and $4.4 million or 27% compared to general and administrative expense of $5.5 million and $16.5 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, salary costs decreased by $823,000 and $3.0 million, respectively and legal and professional fees decreased by $105,000 and $564,000, respectively. The decrease in salary costs was due to lower headcount. Also, there was a decrease in the Company’s contributions to community-based projects in Pakistan.

Research and Development Expense. Research and development expense of $800,000 and $2.8 million for the three and nine months ended September 30, 2024, respectively, decreased by $460,000 or 37% and $755,000 or 21% from research and development expense of $1.3 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company capitalized approximately $4.4 million and $6.6 million, respectively, of development costs in connection with its internal-use software.

Depreciation Expense. Depreciation expense of $504,000 and $1.5 million for the three and nine months ended September 30, 2024, respectively, increased by $11,000 and $14,000 from depreciation of $493,000 and $1.5 million for the three and nine months ended September 30, 2023, respectively.

Amortization Expense. Amortization expense of $2.7 million and $9.4 million for the three and nine months ended September 30, 2024, respectively, decreased by $673,000 or 20% and increased by $589,000 or 7% from amortization expense of $3.4 million and $8.8 million for the three and nine months ended September 30, 2023, respectively. The increase for the nine months ended September 30, 2024 was due to the placement of additional internal-use software into production and beginning the related amortization. The decrease for the quarter was due to previously acquired customer relationships becoming fully amortized.

Loss on Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Loss on lease terminations represents the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the nine months ended September 30, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less space. Charges of $2,000 and $73,000 for the three and nine months ended September 30, 2023, respectively, were incurred as a result of vacating the former premises. In addition, during the nine months ended September 30, 2023, the Company paid approximately $27,000 to settle a claim regarding a lease termination in India. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the three and nine months ended September 30, 2023, of approximately $1,000 and $162,000, respectively. During the three and nine months ended September 30, 2023, there were $5,000 and $168,000 of unoccupied lease charges, respectively. There were $67,000 and $505,000 of restructuring costs being recorded for the three and nine months ended September 30, 2024, respectively, whereas in the same periods for 2023, there were no restructuring costs. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. There were no losses on lease terminations or unoccupied lease charges during the nine months ended September 30, 2024.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
	($ in thousands)
Interest income	$17	$52	$(35)	(67%)	$68	$124	$(56)	(45%)
Interest expense	(179)	(352)	173	49%	(832)	(829)	(3)	0%
Other income (expense) - net	60	(422)	482	114%	(227)	(591)	364	62%
Income tax provision	41	57	(16)	(28%)	119	204	(85)	(42%)

Interest Income. Interest income of $17,000 and $68,000 for the three and nine months ended September 30, 2024, respectively, decreased by $35,000 and $56,000 from interest income of $52,000 and $124,000 for the three and nine months ended September 30, 2023, respectively. The interest income represents late fees from customers and interest earned on temporary cash investments, which decreased due to less funds being temporarily invested.

Interest Expense. Interest expense of $179,000 and $832,000 for the three and nine months ended September 30, 2024, respectively, decreased by $173,000 and increased by $3,000 from interest expense of $352,000 and $829,000 for the three and nine months ended September 30, 2023, respectively. Interest expense on the line of credit was $624,000 and $618,000 during the nine months ended September 30, 2024 and 2023, respectively.

Other Income (Expense) – net. Other income – net was $60,000 and other expense – net was $227,000 for the three and nine months ended September 30, 2024, respectively, compared to other expense – net of $422,000 and $591,000 for the three and nine months ended September 30, 2023, respectively. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $41,000 and $119,000 for the three and nine months ended September 30, 2024, respectively, compared to the provision for income taxes of $57,000 and $204,000 for the three and nine months ended September 30, 2023, respectively. As a result of the Company having certain net operating losses with an indefinite life under the federal and state tax rules, the federal and state deferred tax liability was offset against the net operating loss to the extent allowable in 2023. There were no deferred income taxes for the nine months ended September 30, 2024.

The current income tax expense for the three and nine months ended September 30, 2024 was approximately $41,000 and $119,000, respectively, which represents state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2024 and December 31, 2023.

Liquidity and Capital Resources

As of September 30, 2024, the Company had total cash of $2.8 million and net working capital of $732,000. For the nine months ended September 30, 2024, cash provided by operations was $15.4 million offset by cash used in investing and financing activities of $15.8 million resulting in a decrease in cash of $549,000 after accounting for the effect of $140,000 of exchange rate changes. As of September 30, 2024, there were no borrowings under the credit facility as the Company fully repaid the outstanding $10.0 million balance during the nine months ended September 30, 2024.

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

However, management has considered its plans to continue the Company as a going concern and believes substantial doubt was alleviated by focusing on cost-control. Management developed a plan that was substantially implemented during fiscal 2023 to improve liquidity in its operations through reductions in payroll and operating expenses. After the reductions are implemented and through employee attrition, the Company expects an improvement of approximately $22.0 million in annualized cost savings, of which approximately $16.0 million will be realized during 2024. The Company also suspended its Preferred Stock dividends in December 2023 resulting in cash savings of $1.3 million per month through September 11, 2024 and approximately $1.1 million per month thereafter. Additional headcount reductions occurred in 2024 and further cost reductions will continue throughout the year. As of September 30, 2024, the Company’s outstanding line of credit was fully repaid. The Company continues to be focused on reducing costs, returning to profitability, generating positive cash flow and maintaining compliance with its debt covenants. Although there are no guarantees that the Company will be successful, it believes that such initiatives will enable it to continue as a going concern through at least the next twelve months.

The Company has begun realizing the effect of these plans and expects continued effects to be realized during the remainder of 2024 and beyond, including further decrease in the Company’s operating costs and an improvement in the Company’s monthly cash flow from operations.

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

Change Healthcare, a subsidiary of UnitedHealth Group, experienced an incident on February 21, 2024, in which a cybersecurity threat actor gained access to some of its information technology systems (“Change Healthcare Cybersecurity Incident”). The Company used Change Healthcare to submit patient claims to Medicare and other payors for reimbursement. Since the time of the system disruption, the Company found alternative processes to maintain overall operations.

As of September 30, 2024, the Company has not identified any compromise or unauthorized access of its systems or networks due to this third party incident. As of the end of the third quarter of 2024, the Company reconnected to many of the applications previously maintained by Change Healthcare. The Company resumed claims submission to payors and utilized alternative platforms for its claims.

During the nine months ended September 30, 2024, the Company did not experience a material financial impact from the Change Healthcare Cybersecurity Incident on the financial results as reported. The impact to the first quarter financial results was primarily related to decreased cash flows from operations, which were recognized during the second and third quarters. The Company resumed submission of claims to payors and determined that the Change Healthcare Cybersecurity Incident did not materially impact the Company, including its business operations, financial condition or results of operations.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on the prime rate which had been increasing through 2023 but has decreased slightly in 2024.

The Company has a revolving line of credit, and as of September 30, 2024, there were no borrowings under the credit facility. During October 2024, the credit line was reduced to $10 million, which is the current unused borrowing base.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
	2024	2023	2024	2023	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$7,068	$4,313	$15,413	$11,721	$3,692	31%
Net cash used in investing activities	(1,673)	(3,245)	(5,144)	(9,322)	4,178	45%
Net cash used in financing activities	(5,166)	(2,581)	(10,678)	(8,406)	(2,272)	(27%)
Effect of exchange rate changes on cash	(64)	253	(140)	114	(254)	223%
Net increase (decrease) in cash	$165	$(1,260)	$(549)	$(5,893)	$5,344	91%

The income before income taxes was $3.2 million and $4.7 million for the three and nine months ended September 30, 2024, respectively, which included $3.2 million and $10.9 million of non-cash depreciation and amortization, respectively. The loss before income taxes was $2.7 million and $4.8 million for the three and nine months ended September 30, 2023, respectively, which included $3.9 million and $10.3 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $15.4 million and $11.7 million during the nine months ended September 30, 2024 and 2023, respectively. This increase was primarily the result of the decrease in the net loss of $9.5 million which included the following changes in non-cash items: an increase in depreciation and amortization of $466,000 offset by a net decrease in stock-based compensation of $4.0 million. Accounts receivable increased $388,000 for the nine months ended September 30, 2024, compared with a decrease of $1.9 million for the nine months ended September 30, 2023. Accounts payable, accrued compensation and accrued expenses decreased by $2.2 million and $2.3 million during the nine months ended September 30, 2024 and 2023, respectively. The contract asset decreased by $477,000 during the nine months ended September 30, 2024 compared to an increase of $549,000 in the prior period.

Investing Activities

Net cash used in investing activities was $5.1 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures were $759,000 and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. The capital expenditures for the nine months ended September 30, 2024 and 2023 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $4.4 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $10.7 million and $8.4 million during the nine months ended September 30, 2024 and 2023, respectively. Cash used in financing activities during the nine months ended September 30, 2024 included $478,000 of repayments for debt obligations and $200,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities during the nine months ended September 30, 2023 included $11.7 million of preferred stock dividends, $717,000 of repayments for debt obligations and $1.4 million of tax withholding obligations paid in connection with stock awards issued to employees offset by $1.4 million of proceeds from the issuance of Series B Preferred Stock. Repayments and net proceeds on the line of credit were $10.0 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of September 30, 2024. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2024, and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2024, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month. Effective in September 2024, due to a change in the dividend rate on the Series A Preferred Stock, the monthly cash dividends were reduced to approximately $1.1 million per month. As a result of such suspension, as of the filing date of this Quarterly Report, the Company has approximately $10.6 million of dividends in arrears. During this suspension, dividends will continue to accumulate in arrears on the Series A and Series B Preferred Stock. The Board of Directors will regularly review and consider when the suspension should be lifted. See discussion of preferred stock dividend suspension in “Note 10, Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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
Date: November 12, 2024

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date: November 12, 2024

