Form 10-K
period 2024-12-31
CareCloud, Inc.
filed 2025-03-13
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $19.1 million, based on the last reported trading price of the common stock on that date, as reported on the Nasdaq Global Market.

At March 11, 2025, the registrant had 42,316,513 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2025 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”) in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry and Stephen Snyder as Co-Chief Executive Officers, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank, a division of First Citizens Bank, and other future debt facilities;

●	our ability to continue to pay our monthly dividends which were suspended in December 2023 and resumed in February 2025 to the holders of our Series A and Series B preferred stock;

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to effectively integrate, manage and keep our information systems secure and operational in the event of a cyber-attack;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (the “SEC”).

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

Risks Related to our Business

●	We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.

●	If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.

●	The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.

●	Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.

●	We may be adversely affected by global climate change or market responses to such change.

●	Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.

●	If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.

●	If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.

●	As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.

●	We are required to collect sales and use taxes on certain products and services we sell in certain jurisdictions. We may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.

●	If we lose the services of Mahmud Haq as Executive Chairman, A. Hadi Chaudhry and Stephen Snyder as Co-Chief Executive Officers, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.

●	We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights and we may incur significant costs in enforcing our intellectual property rights.

●	Claims by others that we infringe or may infringe on their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.

●	Our proprietary software or service delivery platform may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

●	If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

●	Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in revenue.

●	Disruptions in internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.

●	We may be subject to liability for the content we provide to our customers and their patients.

●	We are subject to the effects of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.

●	Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.

●	Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.

●	We may not be able to negotiate a credit facility at reasonable terms as the current credit facility expires in October 2025.

●	We maintain our cash at financial institutions often in balances that exceed federally insured limits.

●	Our goodwill was subject to impairment in 2023 and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

●	We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations. These agreements are reviewed by our Audit Committee on an annual basis.

●	We depend on key information systems and third-party service providers.

●	Systems failures, cyberattacks or other events and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

●	Data privacy, identity protection and information security compliance may require significant resources and present certain risks.

●	We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational and competitive harm, legal liability, and adversely affect our results of operations.

●	Rapid technological change in the telehealth industry presents us with significant risks and challenges.

●	Our business, financial condition, results of operations and growth may be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

Risks Related to Macroeconomics Conditions

●	Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations and financial condition.

●	Our managed medical practices and customers could face supply chain issues that would disrupt their ability to service patients and therefore, impact our revenue.

●	Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Risks Related to Our Acquisition Strategy

●	At the current prices of our common and Preferred Stock, we may be unable to execute accretive acquisitions.

●	We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.

●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.

●	Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Regulatory Risks

●	The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.

●	If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act and Cures Act, our business, financial condition and results of operations will be adversely affected.

●	If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.

●	If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

●	Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.

●	Additional regulation of the disclosure of medical information outside the United States may adversely affect our operations and may increase our costs.

●	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Risks Related to Ownership of Shares of Our Common Stock

●	The conversion of the Series A Preferred Stock into common stock in March 2025 (the “Conversion”) increased the total number of outstanding shares, potentially diluting the value of existing common shareholders’ equity.

●	Series A Preferred Stock shareholders gained full voting rights upon conversion of their preferred shares into common stock.

●	The conversion of the Series A Preferred Stock could be perceived negatively by the market.

●	The Company’s potential for future issuances of common stock following the conversion could be limited.

●	Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.

●	Healthcare reform may have a material adverse effect on the Company’s financial condition and results of operations.

●	Future sales of shares of our common stock could depress the market price of our common stock.

●	As of December 31, 2024, Mahmud Haq controlled 31% of our outstanding shares of common stock, which prevented investors from influencing significant corporate decisions.

●	Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.

●	Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.

●	We do not intend to pay cash dividends on our common stock.

●	Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Ownership of Shares of Our Preferred Stock

●	As a result of the Conversion, there may not be an organized trading market for the Series A Preferred Stock.

●	In December 2023 we suspended the payment of the dividends on the Preferred Stock. The Company resumed paying monthly dividends in February 2025, paying one month of the arrearage. We may not be able to continue to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

●	Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.

●	We may issue additional shares of Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

●	Market interest rates may materially and adversely affect the value of the Preferred Stock.

●	Holders of the Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income”.

●	Our Preferred Stock has not been rated.

●	The market price of our Series B Preferred Stock is variable and is substantially affected by various factors.

●	A holder of Preferred Stock has extremely limited voting rights.

●	The Preferred Stock is not convertible at the option of the holder and investors will not realize a corresponding upside if the price of the common stock increases.

●	Although payment of the suspended dividends resumed in February 2025, there are still dividends in arrears and we may be unable to raise additional capital without incurring excessive dilution.

PART I

Item 1. Business

Overview

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud”, the “Company,” “we,” “us” and/or “our”) is a leading provider of technology-enabled services and generative AI solutions that redefine the healthcare revenue cycle management process. We provide technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Healthcare organizations today operate in highly complex and regulated environments. Our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience.

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

Market Overview

In June 2024, Centers for Medicare & Medicaid Services (“CMS”)1 reported that over 2023-2032, the average National Health Expenditures (“NHE”) growth (5.6%) is projected to outpace that of average Gross Domestic Product (“GDP”) growth (4.3%) resulting in an increase in the health spending share of GDP from 17.3% in 2022 to 19.7% in 2032.

Additionally, analysts from the Imarc have estimated the U.S. Healthcare IT industry market to be approximately $104 billion in 2024 and is projected to reach $325.2 billion by 2033, growing at a 13.1% compound annual growth rate (“CAGR”).2 Its largest sub-segment, RCM, is reported to be nearly $155.6 billion in 2023 and is projected to grow at a 10.18% CAGR through 2030 according to Grand View Research.3 The U.S. EHR market was estimated to be valued at $11.4 billion in 2023 and expected to grow at a CAGR of 2.24% from 2024 to 2030.4 The Telehealth market is estimated to be approximately $42.54 billion in 2024 with a CAGR of 23.8% from 2025 to 2030.5

Our Market Opportunity

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

1 National Health Expenditure Projections 2023-2032

2 U.S. Healthcare IT Market Size, Share, Growth 2025-2033

3 U.S. Revenue Cycle Management Market Size Report, 2030

4 U.S. Electronic Health Records Market | Industry Report 2030

5 U.S. Telehealth Market Size & Share | Industry Report, 2030

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

Strategic-thinking healthcare organizations across the country are aggressively addressing these new realities and are finding opportunities for growth and expansion. We see medical groups across the country and within all specialties and market segments, growing through consolidation and investing in their businesses at an accelerated pace. This is also leading clients to focus on delivering emerging and disruptive care delivery settings. Much of this change is driving executives and leaders to assess their IT and data strategy and reevaluate their adoption of next generation healthcare solutions. The healthcare industry has seen tremendous change over the last few years, with COVID-19 ushering in a new era of digital health. Our study of the evolving needs of our clients leads us to believe that there will be an increasing need for our services and products and emerging needs for the products and services that we are already developing.

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

Our Business Strategy

The Company is focused on reducing costs, maintaining profitability and generating positive free cash flow in order to continue paying the Preferred Stock dividends, including those that are in arrears. CareCloud is a market leading provider of technology-enabled and integrated end-to-end Software-as-a-Service (“SaaS”) solutions that help our clients with the business of medicine. Our mission is to redefine the next generation of technology-enabled revenue cycle solutions. To that end, we invest significant resources toward improving our current offerings and building new solutions that help transform our clients’ organizations with next generation technology. We expect to have increased software capabilities and offer additional complementary business services that will address the needs of the ever-changing, dynamic market conditions of the U.S. healthcare space.

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

Clients

We estimate that as of December 31, 2024, we provided software and services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, therapists, physician assistants and other clinicians that render bills for their services) practicing in approximately 2,600 independent medical practices and hospitals, representing 80 specialties and subspecialties in 50 states allowing for low revenue concentration risk.

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

Sales and Marketing

Over the past several years, organic growth has been a Company-wide focus. We have developed sales and marketing capabilities aimed at driving the growth of our client base, including small medical practices, large groups, and health systems. We expect to expand by selling our complete suite of software and services to new clients and up-selling additional solutions into our existing client base. We have a direct sales force including team members focused on specific functional or divisional areas, such as CareCloud Force (workforce augmentation) and medSR (healthcare IT consulting). This direct sales force is supplemented by offshore staff who support our sales and marketing efforts. In addition, our direct sales are augmented through our partner initiatives and marketing campaigns. We continue to leverage and optimize various digital channels to present our solutions, identify national events to demonstrate our integrated capabilities and expand our participation in thought leadership and social communications to connect with the healthcare community.

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

We believe we have a competitive advantage, as we are able to deliver our industry-leading solutions at competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with a global team that includes more than 250 experienced health industry experts onshore. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,300 team members at labor costs that we believe are approximately 15% the cost of comparable U.S. employees.

Our unique business model has allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into an accretive acquisition.

Employees

Including the employees of our subsidiaries, as of December 2024, the Company employed approximately 3,650 people worldwide on a full-time basis. Approximately 75% of our employees are focused on service and client delivery functions, approximately 9% are assigned to research and development, and approximately 1% are engaged in sales and marketing. The balance of the employees is classified as general and administrative, which includes support staff to maintain our offshore offices, a function that many businesses in other geographies might choose to outsource. We also utilize the services of a small number of part-time employees. In addition, all officers of the Company work on a full-time basis. During 2025, we anticipate further reducing our employee count.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2024, approximately 38% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company.

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

CareCloud.com, CareCloud, MTBC, A Unique Healthcare IT Company, and other trademarks and service marks of CareCloud appearing in this Annual Report on Form 10-K are the property of the Company. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

We are a smaller reporting company. As a smaller reporting company, we may take advantage of specified reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As a smaller reporting company, we have reduced disclosure obligations regarding executive compensation in our Annual Report, periodic reports and proxy statements and provide only two years of audited financial statements in our Annual Report and our periodic reports. For 2024, the Company was not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. The Company is a non-accelerated filer.

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

In order to operate more efficiently, control costs and improve profitability, we incurred $606,000 and $645,000 of restructuring costs in 2024 and 2023, respectively, primarily consisting of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. We expect to incur approximately an additional $100,000 of restructuring costs in 2025. There can be no assurance that these actions will achieve their intended benefits.

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

The majority of our operations, including the development and maintenance of our web-based platform, our customer support services and medical billing activities, are performed by our highly educated workforce of approximately 3,300 employees in our Offshore Offices. Approximately 98% of our offshore employees are in our Pakistan Offices and our remaining employees are located at our smaller offshore operation center in Sri Lanka. The performance of our operations in our Pakistan Offices, and our ability to maintain our Offshore Offices, is an essential element of our business model, as the labor costs where our Pakistan Offices are located are substantially lower than the cost of comparable labor in India, the United States and other countries, and allows us to competitively price our products and services. Our competitive advantage will be greatly diminished and may disappear altogether if our operations in our Pakistan Offices are negatively impacted.

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

We believe that the labor costs in our Offshore Offices are approximately 15% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.

The risks and challenges associated with our operations outside the United States include laws and business practices favoring local competitors; compliance with multiple, conflicting and changing governmental laws and regulations, including employment and tax laws and regulations; and fluctuations in foreign currency exchange rates. Foreign operations subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and comparable foreign laws and regulations that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards we implement to discourage these practices may prove to be less than effective and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators.

We may be adversely affected by global climate change or market responses to such change.

The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as severe rains and flooding as a result of climate change that has been experienced in Pakistan), social and human effects (such as population dislocations or harm to health and well-being), and other adverse effects. The effects could impair, for example, the availability and cost of certain products and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We may bear losses incurred as a result of, for example, physical damage to, or destruction of, our facilities (such as our operation centers), and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position, or results of operation.

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

Under most of our customer contracts, which include RCM, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the Patient Protection and Affordable Care Act (“ACA”) or fluctuations in medical appointments due to future pandemics;
●	a rollback of the expansion of Medicaid or other governmental programs;
●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;
●	failure of our customers to adopt or maintain effective business practices;
●	actions by third-party payers of medical claims to reduce reimbursement;
●	government regulations and government or other payer actions or inactions reducing or delaying reimbursement;
●	interruption of customer access to our system; and
●	our failure to provide services in a timely or high-quality manner.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.

The sales cycle for our services can be variable, typically ranging from two to four months from initial contact with a potential customer to contract execution to six to twelve months to rollout services which require each customer to participate. During the sales cycle, we expend time and resources in an attempt to obtain a customer without recognizing revenue from that customer to offset such expenditures. Our implementation cycle is also variable, typically ranging from two to four months from contract execution to completion of implementation. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of a failure by us or by the customer to meet our respective implementation responsibilities or by the customer for failure to disclose material information to meet implementation requirements. During the implementation cycle, we expend substantial time, effort, and financial resources implementing our services without recognizing revenue. Even following implementation, there can be no assurance that we will recognize revenue on a timely basis or at all from our efforts. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort, and expenses invested in the canceled implementation process, and lost opportunity for implementing paying customers in that same period of time.

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

If we lose the services of Mahmud Haq as Executive Chairman, A. Hadi Chaudhry and Stephen Snyder as Co-Chief Executive Officers, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Executive Chairman, and A. Hadi Chaudhry and Stephen Snyder as Co-Chief Executive Officers. Mr. Haq is instrumental in managing our offshore operations in our Pakistan Offices and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in our Pakistan Offices, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

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

Our services involve the web-based storage and transmission of customers’ proprietary information and patient information, including health, financial, payment and other personal or confidential information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. We maintain servers, which store customers’ data, in the U.S. and offshore. Servers that store patient health records are stored in the U.S. We also process, transmit and store some data of our customers on servers and networks that are owned and controlled by third-party contractors in India and elsewhere. Increasingly, threat actors are targeting the healthcare industry with ransomware and other malicious software. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer or patient data. Improper activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer and patient data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

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

We may not be able to negotiate a credit facility at reasonable terms as the current credit facility expires in October 2025.

Our $10 million credit facility with Silicon Valley Bank, a division of First Citizens Bank, (“SVB”) expires in October 2025. The Company believes it will be able to enter into a new credit facility that will provide sufficient liquidity at favorable terms either with SVB or another lending institution. However, negotiations have not yet started, and we may not be able to obtain a credit facility that provides sufficient liquidity at favorable terms.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Our goodwill was subject to impairment in 2023 and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We perform an annual goodwill impairment test on October 31st of each year, or more frequently if indicators for potential impairment exist. As a result of the 2023 annual goodwill impairment test, we recorded impairment charges of approximately $2 million at that time. Indicators that were considered included significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization or enterprise value for a sustained period of time. While we believe the assumptions used in determining whether there was an impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecast for revenue and operating margin, selection of guideline public companies or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in additional future impairments. There was a triggering event at August 31, 2023, but it was determined that there was no impairment. During December 2023, the Company had an additional triggering event as a result of the suspension of the payment of the dividends on the Preferred Stock. As a result of a December 2023 triggering event, the Company recorded additional impairment charges of approximately $40 million. We cannot predict if or when additional future goodwill impairments may occur. Any additional goodwill impairments could have material adverse effects on our operating results, net assets, or our cost of, or access to, capital, which could harm our business. For the year ended December 31, 2024, no additional goodwill impairment was recorded. See Note 3, Goodwill and Intangible Assets - Net, to our consolidated financial statements in this Annual Report on Form 10-K for more details.

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

Systems failures, cyberattacks or other events and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties’ intent on extracting confidential information, disrupting business processes or corrupting information. Our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, such as the conflicts in Ukraine and the Middle East, terrorist attacks, computer viruses, or other events. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities. We have experienced and will likely continue to experience system failures, denial of service attacks and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our websites and mobile applications. These events likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, patient data, personal data or other information that is subject to privacy and security laws, business information and/or customer imposed controls. Despite our efforts to protect such data, our business and our products may be vulnerable to security incidents, theft, improper use of our products, systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products and operational disruptions. The actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data as a result of a cybersecurity incident, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information security policies regarding such data, could result in costs, fines, litigation or regulatory actions. We could face similar consequences in the future if we, our suppliers, customers or other third parties experience the actual or perceived risk of theft, loss, fraudulent use or misuse of data, including as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into our products. Such an event could lead customers to select the products and services of our competitors. A cybersecurity incident could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in lost sales.

We operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Government enforcement actions can be costly and interrupt the regular operations of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. While we maintain general liability insurance coverage and coverage for errors or omissions, such coverage might not be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, that such coverage will continue to be available to us on acceptable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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

Risks Related to Macroeconomics Conditions

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations and financial conditions.

Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tariffs, tighter credit, higher interest rates, labor shortages, and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for our customers’ services. In addition, healthcare spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values and other economic factors.

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables, the failure of financial institutions and reduced liquidity. These and other impacts can materially adversely affect our business, results of operations, financial condition, cash flows and the price of our common and preferred stock.

Our managed medical practices and customers could face supply chain issues that would disrupt their ability to service patients and therefore, impact our revenue.

Medical product shortages can represent a significant threat across the landscape of public health and health care delivery by undermining the ability to provide timely and high-quality care to patients. This has been clear in the context of the COVID-19 pandemic. If our managed medical practices and customers have supply chain issues and cannot receive the medications, vaccines and other required medical supplies, this can impact their ability to properly serve patients and thus our revenue would be negatively impacted.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations provide support for the U.S. operations. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect reported operating results in our international operations. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Risks Related to Our Acquisition Strategy

If we do not manage our acquisitions effectively, our revenue, business and operating results may be harmed.

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

Historically we have used our common and Preferred Stock to pay in part for acquisitions. Due to the lower market prices of these securities, we may not be able to use these securities to execute future acquisitions.

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

The HITECH and Cures Acts (as described in more detail above) contain certification requirements which affect our business because we have invested and continue to invest in conforming our products and services to these standards. HHS has developed certification programs for electronic health records and health information exchanges. Our web-based EHR solutions have been certified as complete EHR systems by ICSA Labs or Drummond Group, non-governmental, independent certifying bodies. We must ensure that our EHR solutions continue to be certified according to applicable HITECH Act and Cures Act technical standards so that our customers qualify for any MIPS/MACRA incentive payments and are not subject to penalties for non-compliance. Failure to maintain this certification under the HITECH Act and Cures Act could jeopardize our relationships with customers who are relying upon us to provide certified software and will make our products and services less attractive to customers than the offerings of other EHR vendors who maintain certification of their products.

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

Risks Related to Ownership of Shares of Our Common Stock

The conversion of the Series A Preferred Stock into common stock in March 2025 (the "Conversion") increased the total number of outstanding shares, potentially diluting the value of existing common shareholders’ equity.

The Conversion resulted in the dilution of existing common shareholders’ ownership percentages. This dilution of ownership will impact the voting power, earnings per share and overall control of the Company for existing common shareholders. The Company’s earnings per share calculation will be impacted by the additional common shares, offset by the amount of Series A Preferred Stock dividend that is not included in the calculation. The increased number of common shares outstanding will also lower the book value of each common share, which would adversely affect the market price of the Company’s common stock. Moreover, existing common shareholders may experience a reduced ability to influence corporate decision as their voting power becomes more diluted.

Series A Preferred Stock shareholders gained full voting rights upon conversion of their preferred shares into common stock.

Preferred shareholders do not have voting rights under the terms of their preferred stock, except under extremely limited circumstances. However, upon conversion of their preferred shares into common stock, these shareholders gained full voting rights, which could significantly alter the balance of voting power within the Company. The conversion of a majority of the Series A Preferred Stock shares could result in a situation where a large group of former Series A preferred shareholders collectively gain the ability to influence corporate decisions, including matters related to the election of directors, mergers, acquisitions, and other significant strategic initiatives. This shift in voting power could potentially dilute the influence of existing common shareholders and may lead to changes in the Company’s governance structure.

The conversion of the Series A Preferred Stock could be perceived negatively by the market.

The Conversion could be perceived negatively by the market, potentially leading to a decline in the value of the Company’s common stock. Investors may interpret such conversion as a sign of financial weakness, dilution of ownership, or a shift in the Company’s capital structure that could impact earnings per share or control dynamics. This negative market perception may arise if investors believe the Conversion is being undertaken to address financial challenges, increase liquidity, or meet other strategic objectives that could signal instability or uncertainty. Such market reactions could lead to increased volatility in the Company’s stock price, reduced investor confidence, and challenges in maintaining or attracting capital in the future.

The Company’s potential for future issuances of common stock following the Conversion could be limited.

The Company may want to issue additional common stock in the future to raise capital for operations, acquisitions, or other strategic initiatives. Such potential for future issuances could be limited as a result of the additional common shares that were issued due to the Conversion.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. We may fail to meet or exceed the financial projections of the investment community or the financial projections we may provide to the public. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products and services;
●	the encounter volumes of our customer base;
●	government or commercial healthcare reimbursement policies;
●	physician and patient acceptance of any of our current or future products;
●	introduction of competing products, services or technologies;
●	our operating expenses which fluctuate due to growth of our business;
●	changes in laws or regulations applicable to our products and services;
●	timing and size of any new product or technology acquisitions we may complete; and
●	variable sales cycle and implementation periods for our products and services.

Healthcare reform may have a material adverse effect on the Company’s financial condition and results of operations.

Political, economic and regulatory developments have effected fundamental changes in the healthcare industry. In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the amounts CareCloud will receive for its products and services. The Patient Protection and Affordable Care Act (the “ACA”) substantially changed the way healthcare is financed by both government and private insurers.

The Company cannot predict at this time the full impact of the ACA or other new legislation, the new Administration, agency priorities, rulemaking and healthcare reform measures from U.S. federal or state governments, or third-party payors that may be adopted or implemented in the future on the Company’s financial condition, results of operations and cash flows. Although several legislative initiatives to repeal and replace the ACA have been proposed, and legal challenges to the constitutionality of the ACA or its component parts have been made, the nature and effect of any modification or repeal of, or legislative substitution for, the ACA, or any court decision regarding the ACA’s validity, is uncertain, and the Company cannot predict the effect that any of these events would have on the longer-term viability of the act, or on the Company’s financial condition, results of operations or cash flows. However, any changes that create stricter and more costly compliance obligations or lower reimbursement for the Company’s customers could materially and adversely affect its business, financial condition and results of operations. Future significant changes in the healthcare systems in the United States could also have a negative impact on the demand for the Company’s current and future products.

Future sales of shares of our common stock could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our shareholders sell, or the market perceives that our shareholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

As of December 31, 2024, Mahmud Haq controlled 31% of our outstanding shares of common stock, which prevented investors from influencing significant corporate decisions.

As of December 31, 2024, Mahmud Haq, our founder and Executive Chairman, beneficially owned 31% of our outstanding shares of common stock. Due to the Conversion, his ownership percentage was diluted. However, he still controls 12% of our outstanding shares of common stock after the Conversion. As a result, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 4,526,231 shares of Series A Preferred Stock and 1,511,372 of Series B Preferred Stock were issued as of December 31, 2024. After the Conversion, there were 984,530 shares of Series A Preferred Stock outstanding. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

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

As a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. As a “smaller reporting company,” we elected to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We were not required to have this attestation performed for the years 2024, 2023 or 2022. In future years, if we are required to have our independent registered public accounting firm attest the effectiveness of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Risks Related to Ownership of Shares of Our Preferred Stock

As a result of the Conversion, there may not be an organized trading market for the Series A Preferred Stock.

The Nasdaq Global Market requires a minimum number of shareholder to maintain a security’s listing on the exchange. Due to the limited number of Series A Preferred Stock shareholders after the Conversion, this security is likely to be delisted from the Nasdaq Global Market and there may no longer be an organized market for trading of Series A Preferred Stock.

In December 2023 we suspended the payment of the dividends on the Preferred Stock. The Company resumed paying monthly dividends in February 2025, paying one month of the arrearage. We may not be able to continue to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities), and to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender SVB, which include, among other things, generating adjusted EBITDA or complying with a minimum liquidity ratio at times when we are utilizing our line of credit. If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement, including restricting us from making dividend payments.

Notwithstanding these factors, during December 2023, the Company suspended the dividends on the Preferred Stock. Although the Company resumed payment of the monthly dividends in February 2025, we may not maintain sufficient cash to continue to pay dividends on the Preferred Stock and we cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make the Preferred Stock dividend payments that are currently due or in arrears and to fund our other liquidity needs. Our ability to pay dividends may again be impaired if any of the risks described in this document, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition, remaining in compliance with our affirmative and negative loan covenants with SVB, which we may be unable to do in the future, and other factors as our Board of Directors may deem relevant from time to time.

Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.

Our Series A Preferred Stock ranks pari passu to our Series B Preferred Stock with respect to the distribution of assets upon our liquidation, dissolution or winding-up of our affairs. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Preferred Stock. Also, the Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Preferred Stock. At December 31, 2024, our total liabilities equaled approximately $21.8 million.

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

The market price of our Series B Preferred Stock is variable and is substantially affected by various factors.

The market price of our Series B Preferred Stock is subject to wide fluctuations in response to numerous factors. These factors include, but are not limited to, the following:

●	suspension of the dividend payments in December 2023 which were not resumed until February 2025;
●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Preferred Stock;
●	trading prices of similar securities;
●	the annual yield from dividends on the Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	our financial condition, performance and prospects of our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
●	our issuance of additional preferred equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

A holder of Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owned approximately 31% of our outstanding shares of common stock as of December 31, 2024. After the Conversion, he now owns approximately 12% of our outstanding common shares. Accordingly, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Preferred Stock.

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

The Preferred Stock is not convertible at the option of the holder, and investors will not realize a corresponding upside if the price of the common stock increases.

The Preferred Stock is not convertible into common stock at the option of the holder and earns dividends at a fixed rate. Accordingly, an increase in the market price of our common stock will not necessarily result in an increase in the market price of our Preferred Stock. The market value of the Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to the Preferred Stock.

Although payment of the suspended dividends resumed in February 2025, there are still dividends in arrears and we may be unable to raise additional capital without incurring excessive dilution.

In December 2023, we suspended payment on the Preferred Stock dividends. The Company resumed monthly payment of the dividends in February 2025 by paying one month of arrears. The dividend arrearage on the converted Series A Preferred Stock was satisfied through the Conversion. Although we believe we can use a shelf registration statement to raise additional capital, until the dividend repayments are made in full, we may not be able to file a shelf registration. In addition to incurring excessive dilution, investors may not have an interest in purchasing our securities since the dividend was previously suspended for 14 months.

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

As part of the above processes, we regularly engage consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. For 2024 and 2023, our Information Security Management System is compliant with ISO 27001. We also had SOC 2, Type 2 reviews performed for the years 2024 and 2023.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Our Cybersecurity subcommittee of the Board of Directors is responsible for the oversight of risks from cybersecurity threats. Members of the Cybersecurity subcommittee receive updates on a quarterly basis from senior management, including leaders from our Information Security, Finance, Internal Audit, Compliance and Legal teams regarding cybersecurity matters. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents, (if any), and the status on key information security initiatives.

Our cybersecurity risk management and strategy processes are overseen by our Vice President of IT Infrastructure and leaders from our Information Technology department. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Cybersecurity subcommittee on any appropriate items.

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2024 we lease approximately 42,000 square feet of office space in 13 locations throughout the U.S., with lease terms that are typically five years or less. We also lease approximately 40,000 square feet for five pediatric offices in the Midwest, with leases that will expire between December 2025 and April 2036.

We lease approximately 14,000 square feet of land in Islamabad, Pakistan, where we constructed modular buildings used for office space and computer server facilities for two years expiring on September 30, 2026. The Company also leases a total of approximately 251,000 square feet of office space in Pakistan and in Sri Lanka. The lease in Sri Lanka expires in March 2025 and we intend to renew it for an additional year at expiration.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC; Meridian Medical Management, Inc.; and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The Company’s portion of the settlement was approximately $32,000 and the insurance company paid the balance. The Company’s portion was recorded in accrued expenses at December 31, 2023 in the consolidated balance sheet.

A former customer filed a complaint against the Company in New Jersey State Court to recover damages claimed to have been caused by the mishandling of their account. Plaintiff alleged at least approximately $750,000 in damages which was disputed by the Company. The parties participated in a one-day court-ordered, non-binding arbitration. At that time, the arbitrator awarded Plaintiff $288,750 on its contract claims, and awarded the Company $21,698 on its cross-claim for unpaid fees. Plaintiff filed to reject this award. The Company previously filed a partial motion for summary judgment on the alleged punitive damages, but the court denied that motion finding there is an issue of fact as to whether those can be awarded at trial. The Company filed an offer of judgment for $200,000 during April 2024 which was accepted and paid in July 2024.

In connection with a prior acquisition, the seller had alleged that the Company owed approximately $800,000 in transition related costs to them. The parties agreed to settle the claim for approximately $316,000, which was paid in September 2024.

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

Common Stockholders

As of December 31, 2024, there were approximately 7,800 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. The Company is prohibited from paying any dividends on common stock without the prior written consent of its senior lender, SVB.

Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2024.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2024, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	242,500	499,683
Equity compensation plan approved by security holders - preferred shares	19,199	49,769
Total	261,699	549,452

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2024 and 2023 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K.

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

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are sometimes provided as individual offerings and often provided in combination with each other, including:

○	RCM services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform or through a third-party system;
○	AI tools are designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care;

○	EHRs, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors and potentially qualify for government incentives;
○	PM software and related capabilities, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	PXM solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, including contactless digital check-in solutions, messaging and online appointment scheduling tools;
○	CareCloud Wellness, a digital health solution which includes chronic care management interactions with certified care managers, remote patient monitoring which feeds patient data directly to the EHR and highlights exceptions, and telehealth solutions which allow healthcare providers to conduct remote patient visits;
○	Business intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data;
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies;
○	Interoperability and data transformation software to support the complex realities of data exchange with healthcare trading partners, including labs, insurance companies, and other healthcare IT vendors;
○	Customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;
○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle with staffing shortages.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services. We currently provide services to three pediatric practices which comprises the Medical Practice Management segment.

Our offshore operations together accounted for approximately 15% and 9% of total expenses for the years ended December 31, 2024 and 2023, respectively. A significant portion of those expenses were personnel-related costs (approximately 75% and 76% of foreign costs for the years ended December 31, 2024 and 2023, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax provision (benefit) or the cash requirements to pay our taxes;
●	Net interest expense or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Goodwill impairment charges;
●	Lease terminations, unoccupied lease charges and restructuring costs; and
●	Change in contingent consideration.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Net revenue	$110,837	$117,059

GAAP net income (loss)	7,851	(48,674)

Provision (benefit) for income taxes	160	(364)
Net interest expense	812	1,040
Foreign exchange loss / other expense	335	918
Stock-based compensation expense, net of restructuring costs	115	4,716
Depreciation and amortization	14,142	14,402
Transaction and integration costs	46	286
Goodwill impairment charges	-	42,000
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105
Adjusted EBITDA	$24,057	$15,429

Adjusted operating income and adjusted operating margin exclude the following elements which are included in GAAP operating income (loss):

●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Goodwill impairment charges; and
●	Lease terminations, unoccupied lease charges and restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Net revenue	$110,837	$117,059

GAAP net income (loss)	7,851	(48,674)
Provision (benefit) for income taxes	160	(364)
Net interest expense	812	1,040
Other expense - net	298	883
GAAP operating income (loss)	9,121	(47,115)
GAAP operating margin	8.2%	(40.2%)

Stock-based compensation expense, net of restructuring costs	115	4,716
Amortization of purchased intangible assets	1,577	4,975
Transaction and integration costs	46	286
Goodwill impairment charges	-	42,000
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105
Non-GAAP adjusted operating income	$11,455	$5,967
Non-GAAP adjusted operating margin	10.3%	5.1%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Goodwill impairment charges;
●	Lease terminations, unoccupied lease charges and restructuring costs; and
●	Income tax provision (benefit) resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income (loss) to non-GAAP adjusted net income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
GAAP net income (loss)	$7,851	$(48,674)

Foreign exchange loss / other expense	335	918
Stock-based compensation expense, net of restructuring costs	115	4,716
Amortization of purchased intangible assets	1,577	4,975
Transaction and integration costs	46	286
Goodwill impairment charges	-	42,000
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105
Income tax benefit related to goodwill	-	(525)
Non-GAAP adjusted net income	$10,520	$4,801

	Year Ended December 31,
	2024	2023
GAAP net loss attributable to common shareholders, per share	$(0.28)	$(4.11)
Impact of preferred stock dividend	0.76	1.04
Net income (loss) per end-of-period share	0.48	(3.07)

Foreign exchange loss / other expense	0.02	0.06
Stock-based compensation expense, net of restructuring costs	0.01	0.30
Amortization of purchased intangible assets	0.10	0.31
Transaction and integration costs	0.00	0.02
Goodwill impairment charges	-	2.65
Lease terminations, unoccupied lease charges and restructuring costs	0.04	0.07
Income tax benefit related to goodwill	-	(0.04)
Non-GAAP adjusted earnings per share	$0.65	$0.30

End-of-period common shares	16,256,236	15,880,092
Outstanding unvested RSUs	242,500	733,908
Total fully diluted shares	16,498,736	16,614,000
Non-GAAP adjusted diluted earnings per share	$0.64	$0.29

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of December 31, 2024 and 2023. Non-GAAP adjusted diluted earnings per share was computed using an as-converted method and includes warrants that are in-the-money as of that date as well as outstanding unvested RSUs. Non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share do not take into account dividends on the Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share and non-GAAP adjusted diluted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2024	2023	2022	2021	2020
	($ in thousands, except per share data)
Net revenue	$110,837	$117,059	$138,826	$139,599	$105,122
Operating expenses:
Direct operating costs	60,842	70,817	84,434	86,918	64,821
Selling and marketing	6,232	9,650	9,788	8,786	6,582
General and administrative	16,123	21,464	23,820	24,273	22,811
Research and development	3,781	4,736	4,401	4,408	9,311
Change in contingent consideration	-	-	(3,090)	(2,515)	(1,000)
Depreciation and amortization	14,142	14,402	11,725	12,195	9,905
Goodwill impairment charges	-	42,000	-	-	-
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105	1,138	2,005	963
Total operating expenses	101,716	164,174	132,216	136,070	113,393

Operating income (loss)	9,121	(47,115)	6,610	3,529	(8,271)

Net interest expense	(812)	(1,040)	(364)	(440)	(446)
Other (expense) income - net	(298)	(883)	(637)	(96)	7
Income (loss) before provision (benefit) for income taxes	8,011	(49,038)	5,609	2,993	(8,710)
Income tax provision (benefit)	160	(364)	177	157	103
Net income (loss)	$7,851	$(48,674)	$5,432	$2,836	$(8,813)
Preferred stock dividend	12,310	15,674	15,517	14,052	13,877
Net loss attributable to common shareholders	$(4,459)	$(64,348)	$(10,085)	$(11,216)	$(22,690)
Weighted average common shares outstanding basic and diluted	16,146,975	15,669,472	15,109,587	14,541,061	12,678,845
Net loss per common share: basic and diluted	$(0.28)	$(4.11)	$(0.67)	$(0.77)	$(1.79)

Consolidated Balance Sheet Data

	As of December 31,
	2024	2023	2022	2021	2020
	($ in thousands)
Cash	$5,145	$3,331	$12,299	$10,340	$20,925
Working capital - net (1)	5,220	(57)	12,255	5,997	15,795
Total assets	71,614	77,826	136,174	140,848	137,999
Total liabilities	21,840	36,109	34,485	42,917	36,754
Shareholders’ equity	49,774	41,717	101,689	97,931	101,245

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

	Year Ended December 31,
	2024	2023	2022	2021	2020
	($ in thousands)
Adjusted EBITDA	$24,057	$15,429	$22,248	$22,119	$10,871

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024 (1)	2023	2023	2023	2023
	($ in thousands, except per share data)
Net revenue	$28,239	$28,546	$28,090	$25,962	$28,416	$29,280	$29,362	$30,001
Operating expenses:
Direct operating costs	15,003	15,420	15,242	15,177	16,974	18,260	17,476	18,107
Selling and marketing	1,423	1,375	1,664	1,770	2,121	2,337	2,580	2,612
General and administrative	3,996	4,378	4,028	3,721	4,946	5,482	5,916	5,120
Research and development	1,013	800	1,055	913	1,213	1,260	1,185	1,078
Depreciation and amortization	3,257	3,241	3,714	3,930	4,120	3,903	3,341	3,038
Goodwill impairment charges	-	-	-	-	42,000	-	-	-
Lease terminations, unoccupied lease charges and restructuring costs	91	67	116	322	675	8	153	269
Total operating expenses	24,783	25,281	25,819	25,833	72,049	31,250	30,651	30,224

Operating income (loss)	3,456	3,265	2,271	129	(43,633)	(1,970)	(1,289)	(223)

Net interest expense	(48)	(162)	(264)	(338)	(335)	(300)	(275)	(130)
Other (expense) income - net	(71)	60	(294)	7	(292)	(422)	(186)	17
Income (loss) before provision (benefit) for income taxes	3,337	3,163	1,713	(202)	(44,260)	(2,692)	(1,750)	(336)
Income tax provision (benefit)	41	41	39	39	(568)	57	82	65
Net income (loss)	$3,296	$3,122	$1,674	$(241)	$(43,692)	$(2,749)	$(1,832)	$(401)

Preferred stock dividend	3,286	3,789	3,923	1,312	3,917	3,916	3,910	3,931
Net income (loss) attributable to common shareholders	$10	$(667)	$(2,249)	$(1,553)	$(47,609)	$(6,665)	$(5,742)	$(4,332)
Net income (loss) per common share:
Basic and diluted	$0.00	$(0.04)	$(0.14)	$(0.10)	$(3.04)	$(0.42)	$(0.37)	$(0.28)

Adjusted EBITDA	$7,141	$6,840	$6,389	$3,687	$4,128	$3,245	$3,819	$4,237
(1) The consolidated statement of operations for the three months ended March 31, 2024 has been restated to record the earned, but undeclared Preferred Stock dividend.

Reconciliation of net income (loss) to adjusted EBITDA

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by year.

	Year Ended December 31,
	2024	2023	2022	2021	2020
	($ in thousands)
Net income (loss)	$7,851	$(48,674)	$5,432	$2,836	$(8,813)
Depreciation	2,043	2,001	1,952	1,927	1,354
Amortization	12,099	12,401	9,773	10,268	8,551
Foreign exchange loss / other expense	335	918	712	241	71
Net interest expense	812	1,040	364	440	446
Income tax provision (benefit)	160	(364)	177	157	103
Stock-based compensation expense, net of restructuring costs	115	4,716	4,914	5,396	6,502
Transaction and integration costs	46	286	876	1,364	2,694
Goodwill impairment charges	-	42,000	-	-	-
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105	1,138	2,005	963
Change in contingent consideration	-	-	(3,090)	(2,515)	(1,000)
Adjusted EBITDA	$24,057	$15,429	$22,248	$22,119	$10,871

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by quarter.

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
	($ in thousands)
Net income (loss)	$3,296	$3,122	$1,674	$(241)	$(43,692)	$(2,749)	$(1,832)	$(401)
Depreciation	533	504	503	503	505	493	511	492
Amortization	2,724	2,737	3,211	3,427	3,615	3,410	2,830	2,546
Foreign exchange loss (gain) / other expense	91	(57)	306	(5)	309	426	191	(8)
Net interest expense	48	162	264	338	335	300	275	130
Income tax provision (benefit)	41	41	39	39	(568)	57	82	65
Stock-based compensation expense, net of restructuring costs	306	252	265	(708)	933	1,209	1,502	1,072
Transaction and integration costs	11	12	11	12	16	91	107	72
Goodwill impairment charges	-	-	-	-	42,000	-	-	-
Lease terminations, unoccupied lease charges and restructuring costs	91	67	116	322	675	8	153	269
Adjusted EBITDA	$7,141	$6,840	$6,389	$3,687	$4,128	$3,245	$3,819	$4,237

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

Providers and Practices Served: As of December 31, 2024 and December 31, 2023, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 practices. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2024 and 2023 were 95% and 91% of the number of practices that renewed, respectively. These renewal percentages are not indicative of the loss of revenue due to non-renewal.

Sources of Revenue

Revenue: We primarily derive our on-going revenues from technology-enabled business solutions, reported in our Healthcare IT segment, which typically includes revenue cycle management and is billed as a percentage of payments collected by our customers. This fee includes the ability to use our EHR, practice management systems and other software as part of the bundled fee. These solutions accounted for approximately 67% and 65% of our revenues during the years ended December 31, 2024 and 2023, respectively. This includes customers utilizing our proprietary product suites, as well as customers from acquisitions of RCM companies which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. It also includes SaaS fees, for clients not utilizing revenue cycle management services. When clients utilize our revenue cycle management services, basic SaaS services are included at no additional charge. Revenue is also generated from coding, credentialing, indexing, transcription and other ancillary services.

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

We earned approximately 1% of our revenue from group purchasing services during both years ended December 31, 2024 and 2023. We earned approximately 13% and 11% of our revenue from medical practice management services during the years ended December 31, 2024 and 2023, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, costs to operate the three managed practices, including facility lease costs, supplies, insurance and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Operations in our Offshore Offices together accounted for approximately 13% and 11% of direct operating costs for the years ended December 31, 2024 and 2023, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses, which includes onshore and offshore personnel.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, facility lease costs and insurance, software license fees and outside professional fees. Our Offshore Offices accounted for approximately 22% and 17% of general and administrative expenses for the years ended December 31, 2024 and 2023, respectively.

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

Goodwill Impairment Charges. Goodwill impairment charges in 2023, which were related to the Healthcare IT reporting unit, represent the impairment recorded as it was determined that the fair value of the goodwill was less than the carrying value.

Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Lease terminations represent the write-off of leasehold improvements and gains or losses as the result of lease terminations. Unoccupied lease charges represent the portion of lease and related costs for vacant space not being utilized by the Company. Restructuring costs, primarily consist of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

Interest and Other Income (Expense). Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, motor vehicle loans and amortization of deferred financing costs. Other income (expense) results primarily from foreign currency transaction gains (losses).

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company reported GAAP earnings in 2024, it has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2024 and December 31, 2023. For the global intangible low-taxed income (“GILTI”) tax, companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company records the GILTI provisions as they are incurred each period.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. As a result of the annual impairment test, an impairment of approximately $2 million was recorded in October 2023. The Company also tests for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Medical Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow approach, the trading price of publicly traded stock and the guideline public company method. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. There was a triggering event at August 31, 2023, but it was determined that there was no impairment. Due to a triggering event in December 2023, an additional impairment test was performed. As a result, the Company recorded an additional impairment of approximately $40 million. No impairment charges were recorded during the year ended December 31, 2024.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year Ended December 31,
	2024	2023
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	54.9%	60.5%
Selling and marketing	5.6%	8.2%
General and administrative	14.5%	18.3%
Research and development	3.4%	4.0%
Depreciation and amortization	12.8%	12.3%
Goodwill impairment charges	0.0%	35.9%
Lease terminations, unoccupied lease charges and restructuring costs	0.6%	0.9%
Total operating expenses	91.8%	140.1%

Operating income (loss)	8.2%	(40.1%)

Net interest expense	(0.7%)	0.9%
Other expense - net	(0.3%)	(0.8%)
Income (loss) before provision (benefit) for income taxes	7.2%	(41.8%)
Income tax provision (benefit)	0.1%	(0.3%)
Net income (loss)	7.1%	(41.5%)

Comparison of 2024 and 2023

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Net revenue	$110,837	$117,059	$(6,222)	(5%)

Net revenue. Net revenue of $110.8 million for the year ended December 31, 2024 decreased by $6.2 million or 5% from revenue of $117.1 million for the year ended December 31, 2023. Revenue for the years ended December 31, 2024 and December 31, 2023 includes $73.7 million and $76.6 million relating to technology-enabled business solutions, $18.2 million and $23.0 million related to professional services and $14.4 million and $13.4 million for medical practice management services, respectively.

There was a $4.8 million decrease in project-based professional services revenue for the year ended December 31, 2024 as compared to 2023. The 2024 technology-enabled business solutions revenue was negatively impacted by two large accounts that had each been previously acquired prior to our beginning to serve them after a 2020 acquisition. The services provided to them were each winding down at the time of our acquisition and they both transitioned to the systems of their acquirers during 2022. Revenue from these two customers for the year ended December 31, 2024 was approximately $300,000, accounting for approximately $2.8 million of the decline in revenue. No further revenue from these customers is expected for the year 2025. (Refer to Forward-Looking Statements disclosure on page 3 of this Form 10-K.)

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Direct operating costs	$60,842	$70,817	$(9,975)	(14%)
Selling and marketing	6,232	9,650	(3,418)	(35%)
General and administrative	16,123	21,464	(5,341)	(25%)
Research and development	3,781	4,736	(955)	(20%)
Depreciation	2,043	2,001	42	2%
Amortization	12,099	12,401	(302)	(2%)
Goodwill impairment charges	-	42,000	(42,000)	(100%)
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105	(509)	(46%)
Total operating expenses	$101,716	$164,174	$(62,458)	(38%)

Direct Operating Costs. Direct operating costs of $60.8 million for the year ended December 31, 2024 decreased by $10.0 million or 14% from direct operating costs of $70.8 million for the year ended December 31, 2023. Salary costs decreased by $6.3 million due to the decrease in the Pakistan exchange rate, a decrease in the U.S. headcount and the redeployment of employees performing functions that were classified as direct operating costs to functions classified as research and development expense. Outsourcing and other customer processing costs decreased by $2.4 million and billable expenses decreased by $1.3 million.

Selling and Marketing Expense. Selling and marketing expense of $6.2 million for the year ended December 31, 2024 decreased by $3.4 million or 35% from selling and marketing expense of $9.7 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was due to lower spending on selling and marketing activities and a reduction in headcount.

General and Administrative Expense. General and administrative expense of $16.1 million for the year ended December 31, 2024 decreased by $5.3 million or 25% from general and administrative expense of $21.5 million for the year ended December 31, 2023. Salary costs decreased by $3.5 million due to the decrease in headcount and the Pakistan exchange rate. Legal, professional and audit fees decreased by $790,000. Other costs such as computer expenses, utilities and office supplies decreased by $295,000.

Research and Development Expense. Research and development expense of $3.8 million for the year ended December 31, 2024 decreased by $955,000 or 20% from research and development expense of $4.7 million for the year ended December 31, 2023. The decrease was due to a decrease in the U.S. headcount which was offset by the redeployment of employees performing functions that were previously classified as direct operating costs to functions classified as research and development expense. During the years ended December 31, 2024 and 2023, the Company capitalized approximately $5.7 million and $8.6 million of development costs, respectively, in connection with its internal-use software.

Depreciation Expense. Depreciation expense was $2.0 million for both the years ended December 31, 2024 and 2023.

Amortization Expense. Amortization expense of $12.1 million for the year ended December 31, 2024 decreased by $302,000 or 2% from amortization expense of $12.4 million for the year ended December 31, 2023. The decrease in amortization expense was due to certain intangible assets related to acquisitions becoming fully amortized.

Goodwill Impairment Charges. Goodwill impairment charges in 2023 represent the impairment recorded as it was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at both the annual impairment test date of October 31, 2023 and as a result of a triggering event in December 2023. There were no impairment charges recorded in 2024.

Lease Terminations, Unoccupied Lease Charges and Restructuring Costs. Lease terminations represent the write-off of leasehold improvements and gains or losses as the result of lease terminations. During the year ended December 31, 2024, there was a gain on a lease termination of $10,000. During the year ended December 31, 2023, the Miami office lease that we assumed in connection with an acquisition ended and we entered into a new lease arrangement with the landlord for significantly less space. Charges of $102,000 for the year ended December 31, 2023, were incurred as a result of vacating the former premises. During the year ended December 31, 2022, a facility lease was terminated in conjunction with the Company ceasing its document storage services resulting in additional costs for the year ended December 31, 2023 of $162,000. In addition, during the year ended December 31, 2023, the Company paid $27,000 to settle a claim regarding a lease termination in India. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacant and not being utilized by the Company. Unoccupied lease charges for the year ended December 31, 2023 were $169,000. There were no unoccupied lease charges in 2024. In addition, during the years ended December 31, 2024 and 2023, the Company recorded approximately $606,000 and $645,000 of restructuring costs, respectively. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Interest income	$88	$154	$(66)	(43%)
Interest expense	(900)	(1,194)	294	25%
Other expense - net	(298)	(883)	585	66%
Income tax provision (benefit)	160	(364)	524	144%

Interest Income. Interest income of $88,000 for the year ended December 31, 2024 decreased by $66,000 or 43% from interest income of $154,000 for the year ended December 31, 2023. The interest income represents late fees from customers and interest earned on temporary cash investments, which decreased due to lower balances being invested.

Interest Expense. Interest expense of $900,000 for the year ended December 31, 2024 decreased by $294,000 or 25% from $1.2 million for the year ended December 31, 2023. The decrease in interest expense was due to the decreased use of the line of credit and decreases in the interest rate charged. Interest expense on the line of credit was $649,000 and $906,000 and the amortization of deferred financing costs was $127,000 and $169,000 during the years ended December 31, 2024 and 2023, respectively.

Other Expense - net. Other expense - net was $298,000 for the year ended December 31, 2024 compared to other expense - net of $883,000 for the year ended December 31, 2023. Other expense primarily represents foreign currency transaction gains and losses and legal settlements made by the Company. There was a foreign exchange gain of $130,000 and a loss of $790,000 for the years ended December 31, 2024 and 2023, respectively. Transaction gains and losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts receivable/payable between the entities. Whenever the exchange rate varies, the gains and losses are recorded in the consolidated statements of operations.

Income Tax Provision (Benefit). There was a $160,000 provision for income taxes for the year ended December 31, 2024 compared to the benefit for income taxes of $364,000 for the year ended December 31, 2023.

The current income tax expense for the years ended December 31, 2024 and 2023 was $160,000 and $161,000, respectively. For the year ended December 31, 2023, there was a deferred tax benefit of $525,000. There was no deferred tax recorded for the year ended December 31, 2024. The current provision for 2024 and 2023 primarily relates to state and foreign income taxes. The pre-tax income and pre-tax loss was $8.0 million and $49.0 million for the years ended December 31, 2024 and 2023, respectively. Although the Company reported GAAP earnings in 2024, it has incurred losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2024 and 2023.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, goodwill from asset acquisitions is tax deductible and amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset. The resulting deferred tax liability, which is recorded over the amortization period, has an indefinite life. In 2023, there was a goodwill impairment charge of $42 million, a portion of which was allocated to the tax deductible portion of the goodwill balance. The impairment charge resulted in the reversal of the entire deferred tax liability at December 31, 2023. There was no deferred tax liability recorded at December 31, 2024.

The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

As of December 31, 2024, the Company has a total federal NOL carry forward of approximately $265 million of which approximately $187 million will expire between 2031 and 2038, and the balance of approximately $78 million has an indefinite life. Out of the total federal NOL carry forward, approximately $237 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $211 million, of which $84 million relates to the State of New Jersey. These NOLs expire starting in 2025.

Liquidity and Capital Resources

During the year ended December 31, 2024, there was positive cash flow from operations of $20.6 million and at year-end, the Company had $5.1 million in cash and positive working capital of $5.2 million. During the year ended December 31, 2023, there was positive cash flow from operations of $15.5 million and at year-end, the Company had $3.3 million in cash and negative working capital of $57,000. The Company has a revolving line of credit with SVB and, as of December 31, 2023, $10 million was outstanding. The line of credit was fully repaid during the year ended December 31, 2024 and there was nothing outstanding at December 31, 2024. During the year ended December 31, 2023, the Company sold 59,773 shares of 8.75% Series B Preferred Stock and raised $1.4 million in net proceeds after fees and expenses.

The following table summarizes our cash flows for the years presented.

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$20,642	$15,461	$5,181	34%
Net cash used in investing activities	(7,406)	(11,613)	4,207	36%
Net cash used in financing activities	(11,256)	(13,285)	2,029	15%
Effect of exchange rate changes on cash	(166)	469	(635)	(135%)
Net increase (decrease) in cash	$1,814	$(8,968)	$10,782	120%

The income before income taxes was $8.0 million for the year ended December 31, 2024, which included $14.1 million of non-cash depreciation and amortization. The loss before income taxes for the year ended December 31, 2023 was $49.0 million, of which $42.0 million was a non-cash goodwill impairment charge and $14.4 million was non-cash depreciation and amortization.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on the prime rate which had been increasing through 2023 but decreased during 2024.

Operating Activities

Cash provided by operating activities was $20.6 million and $15.5 million during the years ended December 31, 2024 and 2023, respectively. The increase in the net income of $56.5 million included the following changes in non-cash items: a decrease in stock-based compensation expense of $4.8 million and a decrease in depreciation and amortization of $420,000. No goodwill impairment charges were recorded during 2024 as compared to the $42 million charge recognized in 2023. Revenue decreased by $6.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, offset by a decrease in cash operating expenses of $20.2 million for the same period.

Accounts receivable increased by $1.2 million and decreased by $2.2 million for the years ended December 31, 2024 and 2023, respectively. Accounts payable, accrued compensation and accrued expenses decreased by $4.7 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively.

Investing Activities

Cash used in investing activities during the year ended December 31, 2024 was $7.4 million, a decrease of $4.2 million compared to $11.6 million during the year ended December 31, 2023. Capitalized software was $5.7 million and $8.6 million during the years ended December 31, 2024 and 2023, respectively. Purchases of property and equipment were $1.7 million and $3.1 million during the years ended December 31, 2024 and 2023, respectively.

Financing Activities

Cash used by financing activities during the year ended December 31, 2024 was $11.3 million, compared to $13.3 million of cash used for the year ended December 31, 2023. Cash used by financing activities during 2024 includes the full repayment of the credit line of $10 million and $677,000 of repayments for debt obligations. Cash provided by financing activities during 2023 includes $1.4 million of net proceeds from issuing 59,773 shares of Series B Preferred Stock, offset by $888,000 of repayments for debt obligations, and $14.3 million of preferred stock dividends paid. There was also $579,000 of payments to settle the tax withholding obligations in 2024 compared to $1.5 million in 2023. Net proceeds on the line of credit were $2.0 million during the year ended December 31, 2023.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB covenants in 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024, and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2024, talkMD had not yet commenced operations. The Company made arrangements to have the income tax returns prepared for talkMD and advances the funds for the required taxes. Cumulatively, the Company has paid approximately $6,000 on behalf of talkMD for income taxes. We do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2024, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Our management, including our Co-Chief Executive Officers and Interim Chief Financial Officer, have concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Our management has performed its assessment according to the guidelines established by COSO. Our management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2025 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2024 (“2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2024 and 2023
(ii)	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
(iii)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024 and 2023
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

There are no Financial Statement Schedules filed as part of this Annual Report on Form 10-K as the required information is not applicable or is included in the Notes to Consolidated Financial Statements.

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

3.7

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 16, 2022 (filed as Exhibit 3.6 to the Company’s Form 8-K/A filed on June 17, 2022 and incorporated herein by reference).

3.8	Certificate of Correction to Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated February 5, 2025 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 7, 2025 and incorporated herein by reference).

3.10	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.11	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.12	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.13	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.14	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.15	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.16	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.17	Seventh Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.18	Certificate of Correction to Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.19	Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.4 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.20	Ninth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 11, 2024 (filed as Exhibit 3.1 to the Company’s Form 8-K filed September 16, 2024 and incorporated herein by reference).

3.21	Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.22	Certificate of Correction to First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.23	First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.5 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.24	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015, and incorporated herein by reference).

4.3	Form of stock certificate of the 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-A on January 31, 2022 and incorporated herein by reference).

4.4	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.5 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.7	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.6 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Stock issued by the Company on June 16, 2020 with respect to the Meridian transaction (filed as Exhibit 4.7 to the Company’s Form S-1 filed on August 20, 2020, and incorporated herein by reference).

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.9 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4*	Second Amendment to MTBC, Inc. Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6 *	Third Amendment to Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022, and incorporated herein by reference).

10.7 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.8	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of March 23, 2021 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2021, and incorporated herein by reference).

10.11 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.12 *	Employment Agreement and Bonus Agreement between the Company and Larry Steenvoorden each dated as of July 6, 2023 (filed as Exhibit 10.1 and 10.2, respectively, to the Company’s Form 8-K filed on July 11, 2023 and incorporated herein by reference).

10.13 *	Employment Agreement between the Company and A. Hadi Chaudhry dated December 16, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2024 and incorporated herein by reference).

10.14 *	Employment Agreement between the Company and Stephen Snyder dated December 16, 2024 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2024 and incorporated herein by reference).

10.15 *	Employment Agreement between the Company and Crystal Williams dated December 16, 2024 (filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2024 and incorporated herein by reference).

10.16	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.17	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.18	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.19	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank (filed as Exhibit 10.16 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

10.20	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.21	Joinder and Fifth Loan Modification Agreement dated September 21, 2021, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 22, 2021 and incorporated herein by reference).

10.22	Sixth Loan Modification Agreement dated January 27, 2022, by and between the Company and SVB (filed as Exhibit 10.19 to the Company’s Form 10-Q filed on May 9, 2022 and incorporated herein by reference).

10.23	Seventh Loan Modification Agreement dated February 17, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 21, 2023 and incorporated herein by reference).

10.24	Eighth Loan Modification Agreement dated August 31, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 1, 2023 and incorporated herein by reference).

10.25	Ninth Loan Modification Agreement dated October 25, 2024, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2024 and incorporated herein by reference).

10.26	Underwriting Agreement dated January 28, 2022 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on January 31, 2022, and incorporated herein by reference).

10.27	At Market Issuance Sales Agreement dated February 14, 2022 by and between CareCloud, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.28*	Consulting Agreement dated June 3, 2022 by and between the Company and Hill City Advisors, LLC (filed as Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.29*	Amendment to Consulting Agreement dated February 16, 2023 by and between the Company and Hill City Advisors, LLC (filed as Exhibit 10.23 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.30*	Additional Statement of Work dated January 29, 2024 added as Exhibit B to the Consulting Agreement between the Company and Hill City Advisors, LLC. (filed as Exhibit 10.26 to the Company’s Form 10-K filed on March 21, 2024, and incorporated herein by reference).

10.31*	Consulting Agreement dated January 9, 2024, and as amended February 12, 2024, by and between the Company and Korn Intellect, LLC (filed as Exhibit 10.27 to the Company’s Form 10-K filed on March 21, 2024, and incorporated herein by reference).

10.32*	Amendment to Consulting Agreement dated September 5, 2024 between the Company and Korn Intellect, LLC.

10.33*	Second Amendment to Consulting Agreement dated December 9, 2024 between the Company and Korn Intellect, LLC.

19.1	Insider Trading Policy dated December 1, 2024.

21.1	List of subsidiaries.

23.1	Consent of Rosenberg Rich Baker Berman P.A.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of the Company’s Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Co-Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.3	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Company’s Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (filed as Exhibit 97.1 to the Company’s Form 10-K filed on March 21, 2024, and incorporated herein by reference).

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Co-Chief Executive Officer
Date:	March 13, 2025

By:	/s/ Stephen Snyder
Stephen Snyder
Co-Chief Executive Officer
Date:	March 13, 2025

By:	/s/ Norman Roth
Norman Roth
Interim Chief Financial Officer and Corporate Controller
Date:	March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 13, 2025
Mahmud Haq	Executive Chairman and Director

/s/ A. Hadi Chaudhry		March 13, 2025
A. Hadi Chaudhry	Principal Executive Officer and Director

/s/ Stephen Snyder		March 13, 2025
Stephen Snyder	Principal Executive Officer

/s/ Norman Roth		March 13, 2025
Norman Roth	Principal Financial and Accounting Officer

/s/ Anne Busquet		March 13, 2025
Anne Busquet	Director

/s/ John N. Daly		March 13, 2025
John N. Daly	Director

/s/ Bill Korn		March 13, 2025
Bill Korn	Director

/s/ Cameron Munter		March 13, 2025
Cameron Munter	Director

/s/ Lawrence Sharnak		March 13, 2025
Lawrence Sharnak	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of CareCloud, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CareCloud, Inc. as of December 31, 2024, and the related statements of operations, comprehensive income, shareholders’ equity, cash flows, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2024.

Somerset, New Jersey

March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CareCloud, Inc.

Opinion on the financial statements

We have audited the balance sheet of CareCloud, Inc. as of December 31, 2023, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor from 2015 to 2023.

Iselin, New Jersey

March 21, 2024 (except for Note 18, as to which the date is March 13, 2025)

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$5,145	$3,331
Accounts receivable - net	12,774	11,888
Contract asset	4,334	5,094
Inventory	574	465
Current assets - related party	16	16
Prepaid expenses and other current assets	1,957	2,449
Total current assets	24,800	23,243
Property and equipment - net	5,290	5,317
Operating lease right-of-use assets	3,133	4,365
Intangible assets - net	18,698	25,074
Goodwill	19,186	19,186
Other assets	507	641
TOTAL ASSETS	$71,614	$77,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,565	$5,798
Accrued compensation	1,817	3,444
Accrued expenses	4,951	5,065
Operating lease liability (current portion)	1,287	1,888
Deferred revenue (current portion)	1,212	1,380
Notes payable (current portion)	310	292
Dividend payable	5,438	5,433
Total current liabilities	19,580	23,300
Notes payable	26	37
Borrowings under line of credit	-	10,000
Operating lease liability	1,847	2,516
Deferred revenue	387	256
Total liabilities	21,840	36,109
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 4,526,231 shares at December 31, 2024 and December 31, 2023. Series B, issued and outstanding 1,511,372 and 1,468,792 shares at December 31, 2024 and December 31, 2023, respectively	6	6
Common stock, $0.001 par value - authorized 35,000,000 shares. Issued 16,997,035 and 16,620,891 shares at December 31, 2024 and December 31, 2023, respectively. Outstanding 16,256,236 and 15,880,092 shares at December 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	121,046	120,706
Accumulated deficit	(66,630)	(74,481)
Accumulated other comprehensive loss	(4,003)	(3,869)
Less: 740,799 common shares held in treasury, at cost at December 31, 2024 and December 31, 2023	(662)	(662)
Total shareholders’ equity	49,774	41,717
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,614	$77,826

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

($ in thousands, except share and per share amounts)

	December 31,
	2024	2023
NET REVENUE	$110,837	$117,059
OPERATING EXPENSES:
Direct operating costs	60,842	70,817
Selling and marketing	6,232	9,650
General and administrative	16,123	21,464
Research and development	3,781	4,736
Depreciation and amortization	14,142	14,402
Goodwill impairment charges	-	42,000
Lease terminations, unoccupied lease charges and restructuring costs	596	1,105
Total operating expenses	101,716	164,174
OPERATING INCOME (LOSS)	9,121	(47,115)
OTHER:
Interest income	88	154
Interest expense	(900)	(1,194)
Other expense - net	(298)	(883)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	8,011	(49,038)
Income tax provision (benefit)	160	(364)
NET INCOME (LOSS)	$7,851	$(48,674)

Preferred stock dividend	12,310	15,674
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,459)	$(64,348)

Net loss per common share: basic and diluted	$(0.28)	$(4.11)
Weighted-average common shares used to compute basic and diluted loss per share	16,146,975	15,669,472

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

($ in thousands)

	December 31,
	2024	2023
NET INCOME (LOSS)	$7,851	$(48,674)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment (a)	(134)	(832)
COMPREHENSIVE INCOME (LOSS)	$7,717	$(49,506)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net income	-	-	-	-	-	-	-	7,851	-	-	7,851
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(134)	-	(134)
Stock issued under the equity incentive plan	-	-	42,580	-	376,144	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	345	-	-	-	345
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - December 31, 2024	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774

Balance - January 1, 2023 before adoption of ASC 326	4,526,231	$5	1,344,128	$1	15,970,204	$16	$130,987	$(25,621)	$(3,037)	$(662)	$101,689
Cumulative effect of adopting ASC 326	-	-	-	-	-	-	-	(186)	-	-	(186)
Balance - January 1, 2023 after adoption	4,526,231	5	1,344,128	1	15,970,204	16	130,987	(25,807)	(3,037)	(662)	101,503
Net loss	-	-	-	-	-	-	-	(48,674)	-	-	(48,674)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(832)	-	(832)
Stock issued under the equity incentive plan	-	-	64,891	-	610,687	1	-	-	-	-	1
Issuance of Series B Preferred Stock (1)	-	-	59,773	-	-	-	1,427	-	-	-	1,427
Shares issued for services	-	-	-	-	40,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	3,966	-	-	-	3,966
Preferred stock dividends	-	-	-	-	-	-	(15,674)	-	-	-	(15,674)
Balance - December 31, 2023	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717

(1)	Amounts are net of issuance cost of approximately $71,000.

For 2023, the preferred stock dividends were paid monthly from January through November at the rate of $2.75 and $2.19 for Series A and Series B, respectively, per share per annum.

For 2024, no preferred stock dividends were declared or paid.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

($ in thousands)

	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$7,851	$(48,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,469	14,889
Lease amortization	1,994	2,152
Deferred revenue	(37)	(92)
Provision for expected credit losses	334	454
Benefit for deferred income taxes	-	(525)
Foreign exchange (gain) loss	(130)	790
Interest accretion	592	688
Goodwill impairment charges	-	42,000
Stock-based compensation expense	115	4,886
Changes in operating assets and liabilities:
Accounts receivable	(1,220)	2,246
Contract asset	760	(695)
Inventory	(109)	(84)
Other assets	673	682
Accounts payable and other liabilities	(4,650)	(3,256)
Net cash provided by operating activities	20,642	15,461
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,697)	(3,063)
Capitalized software and other intangible assets	(5,709)	(8,550)
Net cash used in investing activities	(7,406)	(11,613)
FINANCING ACTIVITIES:
Preferred stock dividends paid	-	(14,300)
Settlement of tax withholding obligations on stock issued to employees	(579)	(1,524)
Repayments of notes payable	(677)	(888)
Proceeds from issuance of Series B Preferred Stock, net of expenses	-	1,427
Proceeds from line of credit	-	14,700
Repayment of line of credit	(10,000)	(12,700)
Net cash used in financing activities	(11,256)	(13,285)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(166)	469
NET INCREASE (DECREASE) IN CASH	1,814	(8,968)
CASH - Beginning of the year	3,331	12,299
CASH - End of the year	$5,145	$3,331
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends declared, not paid	$5	$5,433
Purchase of prepaid insurance with assumption of note	$685	$656
Reclass of deposits for property and equipment placed in service	$296	$-
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$157	$144
Interest	$677	$927

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

CareCloud was founded in 1999 under the name Medical Transcription Billing, Corp. and incorporated under the laws of the State of Delaware in 2001. In 2004, the Company formed MTBC Private Limited (“MTBC Pvt. Ltd.”), a 99.9% majority-owned subsidiary of CareCloud based in Pakistan. The remaining 0.1% of the shares of MTBC Pvt. Ltd. is equally owned by the founder and Executive Chairman of CareCloud and a local employee who is also a director of this entity. In 2016, the Company formed MTBC Acquisition Corp. (“MAC”), a Delaware corporation, in connection with its acquisition of substantially all of the assets of MediGain, LLC and its subsidiary, Millennium Practice Management Associates, LLC (together “MediGain”). MAC had a wholly owned subsidiary in Sri Lanka, RCM MediGain Colombo, Pvt. Ltd. Effective February 1, 2024, MAC and its wholly owned subsidiary were merged into CareCloud, Inc. In May 2018, the Company formed CareCloud Practice Management, Corp. (“CPM”), a Delaware corporation, to operate the medical practice management business acquired from Orion Healthcorp.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results and financial condition of CareCloud, its wholly-owned subsidiary CPM, its majority-owned subsidiary MTBC Pvt. Ltd, majority-owned subsidiary MTBC Bagh Pvt. Ltd, CCH (since January 2020), Meridian Medical Management (since June 2020), medSR (since June 2021) and the subsidiary in Sri Lanka. The non-controlling interests of MTBC Pvt. Ltd. and MTBC Bagh Pvt. Ltd. are inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising two operating segments, Healthcare IT and Medical Practice Management. The chief operating decision maker (“CODM”) monitors and reviews financial information at these segment levels for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of goodwill and long-lived assets, (2) depreciable lives of assets, (3) allowance for expected credit losses, (4) estimates of variable consideration related to the contract asset, (5) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life, (6) stock-based compensation, and (7) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $2.9 million and $4.0 million of advertising costs for the years ended December 31, 2024 and 2023, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets in the accompanying consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2024 and 2023, the Company capitalized approximately $5.7 million and $8.6 million, respectively, primarily consisting of salaries and payroll-related costs of employees and consultants who devoted time to the development of internal-use software projects.

Accounts Receivable — Accounts receivable are stated at their net realizable value. Accounts receivable are presented in the consolidated balance sheets net of an allowance for expected credit losses, which is established based on a lifetime estimated credit loss expected to occur for trade accounts receivable.

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

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset. There was no impairment of internal-use software costs, intangible assets, operating lease right of use assets or property and equipment during the years ended December 31, 2024 and 2023.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The goodwill impairment test for the Healthcare IT segment is performed using the discounted cash flow approach, the trading price of publicly traded stock and the guideline public company method. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. The Company had a triggering event at August 31, 2023, but it was determined that no goodwill impairment existed at that time. The Company had an additional triggering event in December 2023. It was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at October 31 and at December 12, 2023 (triggering event). Accordingly, impairment charges of approximately $2.0 million and $40.0 million, respectively, were recorded. (See Note 3). No impairment charges were recorded during the year ended December 31, 2024.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2024 and 2023.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2024 and 2023, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2024 and 2023, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. The Board of Directors had declared monthly dividends on the Series A and Series B Preferred Stock through February 2024. However, in December 2023, the dividends on the Preferred Stock were suspended. The dividend scheduled for payment on December 15, 2023 together with the remaining dividends that were declared, have been accrued in the consolidated balance sheet. Future monthly dividends will continue to accrue in arrears but will not be recorded as a liability until declared by the Board of Directors. In January 2025, the Board of Director declared two months of suspended dividends. The Company resumed paying monthly dividends in February 2025, paying one month of arrears. In March 2025, the Company converted the majority of the Series A Preferred Stock into the Company’s common stock. The March 2025 dividend payment will include dividends for the Series A Preferred Stock that were not converted and dividends for the Series B Preferred Stock. (See Note 20). Preferred Stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The Company is prohibited from paying dividends on its common stock without the prior written consent of its lender, Silicon Valley Bank, a division of First Citizens Bank (“SVB”).

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other expense – net in the consolidated statements of operations and amounted to a gain of approximately $130,000 and a loss of approximately $790,000 for the years ended December 31, 2024 and 2023, respectively.

Lease Terminations, Unoccupied Lease Charges and Restructuring Costs — Lease terminations represents the write-off of leasehold improvements as the result of early lease terminations. Unoccupied lease charges represent the portion of lease and related costs for that portion of the space that is vacated and not being utilized by the Company. Restructuring costs incurred in 2024 and 2023 primarily consist of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. (See Note 13).

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements- Issue 2. The amendments in this update require that leasehold improvements associated with common control leases be: (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this update are effective for the fiscal years beginning after December 15, 2023. There was no impact on the consolidated financial statements as a result of this standard.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Disclosures. The amendments in this update improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The impact is only to the financial statement disclosures and has been adopted by the Company.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements- Amendments to Remove References to the Concepts Statements. This update contains amendments to the Codification that remove references to various FASB Concepts Statements. These Codification updates are for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. The resulting amendments are referred to as Codification improvements. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this update to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This update contains amendments that require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments in this update are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The expected impact would only be to the financial statement disclosures.

3. GOODWILL AND INTANGIBLE ASSETS – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At December 31, 2024, and 2023, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Beginning gross balance	$19,186	$61,186
Impairment charges	-	(42,000)
Ending gross balance	$19,186	$19,186

As a result of a triggering event in December 2023 resulting from the suspension of the Preferred Stock dividend, the Company updated its annual goodwill impairment test that was performed as of October 31, 2023 for the Healthcare IT segment. It was determined that the fair value of the Healthcare IT reporting unit was less than the carrying value at both October 31, 2023 and as a result of the December 2023 triggering event. Accordingly, impairment charges of approximately $2.0 million and $40.0 million, respectively, were recorded. There was no goodwill impairment recorded during the year ended December 31, 2024.

Below is a summary of intangible asset activity for the years ended December 31, 2024 and 2023:

	Customer	Capitalized	Other Intangible
	Relationships	Software	Assets	Total
	($ in thousands)
COST
Balance, January 1, 2024	$47,597	$29,379	$9,653	$86,629
Additions	-	5,709	-	5,709
Translation gain	-	20	-	20
Balance, December 31, 2024	$47,597	$35,108	$9,653	$92,358
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2024	$44,372	$12,237	$4,946	$61,555
Amortization expense	1,575	10,522	1	12,098
Translation gain	-	7	-	7
Balance, December 31, 2024	45,947	22,766	4,947	73,660
Net book value	$1,650	$12,342	$4,706	$18,698

COST
Balance, January 1, 2023	$47,597	$21,547	$9,651	$78,795
Additions	-	8,548	2	8,550
Translation loss	-	(716)	-	(716)
Balance, December 31, 2023	$47,597	$29,379	$9,653	$86,629
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2023	$39,523	$4,932	$4,820	$49,275
Amortization expense	4,849	7,426	126	12,401
Translation loss	-	(121)	-	(121)
Balance, December 31, 2023	44,372	12,237	4,946	61,555
Net book value	$3,225	$17,142	$4,707	$25,074

As a result of a triggering event in December 2023, we also reviewed our other long term assets for impairment. We determined that the fair value of these assets exceeded their carrying value and that there was no impairment. There were no triggering events during the year ended December 31, 2024.

The amount for capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent non-compete agreements, purchased and acquired software and trademarks. Amortization expense was approximately $12.1 million and $12.4 million for the years ended December 31, 2024 and 2023, respectively. The weighted-average amortization period is three years.

As of December 31, 2024, future amortization expense scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2025	$10,291
2026	5,911
2027	1,746
2028	300
2029	300
Thereafter	150
Total	$18,698

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
	($ in thousands)
Computer equipment	$5,963	$5,510
Office furniture and equipment	2,342	1,985
Transportation equipment	1,185	1,129
Leasehold improvements	6,358	5,350
Assets not placed in service	164	-
Total property and equipment	16,012	13,974
Less accumulated depreciation	(10,722)	(8,657)
Property and equipment – net	$5,290	$5,317

Depreciation expense was approximately $2.0 million for both the years ended December 31, 2024 and 2023, respectively.

As a result of a triggering event in December 2023, we reviewed our property and equipment for impairment at that time. We determined that the fair value of these assets exceeded their carrying value and that there was no impairment. There were no triggering events during the year ended December 31, 2024.

5. CONCENTRATIONS

Financial Risks — As of December 31, 2024 and 2023, the Company held cash of approximately $119,000 and $255,000, respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts. The cash held by each U.S. operating company was below the federal insurance limit at December 31, 2024.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2024, two customers each individually accounted for approximately 7% of accounts receivable. As of December 31, 2023, two customers each individually accounted for approximately 7% of accounts receivable. During the years ended December 31, 2024 and 2023, there was one customer with sales of approximately 10% and 9% of total revenue, respectively.

Geographical Risks — The Company’s offices in Islamabad, Karachi and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office known as Azad Jammu and Kashmir. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Bagh office now operates as the main operational center for the Company. The Company’s operations outside the United States are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the countries in which it operates and by the general state of these countries’ economies. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in local countries’ telecommunications industries, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance, and rates and methods of taxation.

Carrying amounts of net assets located outside the United States were approximately $7.0 million and $7.6 million as of December 31, 2024 and 2023, respectively. These balances exclude net intercompany receivables of approximately $2.2 million and $1.0 million as of December 31, 2024 and 2023, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	($ in thousands)
Current assets	$211	$806
Non-current assets	8,337	8,250
	8,548	9,056
Current liabilities	(1,336)	(1,250)
Non-current liabilities	(172)	(240)
Net assets	$7,040	$7,566

6. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per common share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(4,459)	$(64,348)
Weighted-average common shares used to compute basic and diluted loss per share	16,146,975	15,669,472
Net loss attributable to common shareholders per share - basic and diluted	$(0.28)	$(4.11)

The net loss attributable to common shareholders includes the preferred stock dividend amount earned, but not declared, for the year ended December 31, 2024 of approximately $12.3 million. The dividend payable at December 31, 2024 in the consolidated balance sheet represents dividends declared, but not paid, through February 29, 2024.

At December 31, 2024, the 242,500 unvested restricted stock units (“RSUs”) as discussed in Note 15 have been excluded from the above calculations as they were anti-dilutive. At December 31, 2023, the 733,908 unvested equity RSUs excluded from the above calculations as they were anti-dilutive. All of the warrants previously outstanding expired unexercised in 2023 and are excluded from the above calculations. Vested RSUs, vested restricted shares and exercised warrants have been included in the above calculations.

7. DEBT

SVB — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement which replaced the previous credit facility. The SVB credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During the third quarter of 2018, the credit line was increased from $5 million to $10 million and the term was extended for an additional year. During the third quarter of 2021, the credit line was further increased to $20 million and the term was extended for two years. During February 2023, the line of credit was increased to $25 million and the term was extended for two years through October 13, 2025. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was increased from the prime rate plus 1.5% to the prime rate plus 2.0%. The requirement for the minimum liquidity ratio was slightly reduced. These amendments expired on March 31, 2024 and the credit facility reverted to its previous terms.

As of December 31, 2024, there were no borrowings under the credit facility, compared to $10 million in borrowings as of December 31, 2023. Interest on the revolving line of credit was charged at the prime rate plus 2.0% for the first quarter of 2024, but decreased to the prime rate plus 1.5% on April 1, 2024. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB. At December 31, 2024, the available borrowing base was approximately $10.0 million.

In connection with the original SVB debt agreement, the Company paid SVB approximately $50,000 of fees upfront and issued warrants for SVB to purchase 125,000 shares of its common stock, and committed to pay an annual anniversary fee of $50,000 a year. Based on the terms in the original SVB credit agreement, these warrants had a strike price equal to $3.92. They had a five-year exercise window and net exercise rights, and were valued at $3.12 per warrant. These warrants were exercised during 2022. As a result of the revision in the SVB credit line, which increased the credit line from $5 million to $10 million and reduced the interest rate by 25 basis points, the Company paid approximately $50,000 of fees upfront and issued an additional 28,489 warrants, with a strike price equal to $5.26, a five-year exercise window and net exercise rights. The additional warrants were valued at $3.58 per warrant and expired unexercised in September 2023. The SVB credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $44,000. These covenants include a minimum level of adjusted EBITDA or a minimum liquidity ratio, one of which must be satisfied when borrowings are outstanding. At December 31, 2024 and 2023, the Company was in compliance with all covenants.

During March 2023, SVB became a division of First Citizens Bank & Trust Company. The agreements that governed the former SVB relationship remain in place. As a result, there were no changes to the terms of the credit agreement.

During October, 2024, the Company entered into a Ninth Loan Modification agreement with SVB whereby the Company decreased the amount available on its revolving line of credit from $25 million to $10 million which proportionally reduced the anniversary fee and the fee on the unused portion of the credit line. As a result of the modification, one covenant was slightly modified.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of December 31, 2024 and December 31, 2023, the Company held cash of approximately $119,000 and $255,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Vehicle Financing Notes — The Company finances certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes typically have three to six year terms and are issued at current market rates.

Insurance Financing — The Company finances certain insurance purchases over the term of the policy life. The interest rate charged is 7.49%.

Maturities of the outstanding notes payable and other obligations as of December 31, 2024 are as follows:

Year ending December 31,	Vehicle Financing Notes	Insurance Financing	Total
	($ in thousands)
2025	$11	$299	$310
2026	11	-	11
2027	8	-	8
2028	7	-	7
Total	$37	$299	$336

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

The following table represents a disaggregation of revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$73,672	$76,640
Professional services	18,202	23,022
Printing and mailing services	3,579	2,968
Group purchasing services	952	1,053
Medical Practice Management:
Medical practice management services	14,432	13,376
Total	$110,837	$117,059

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

Our digital health services, which began generating revenue in 2022, include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alerts the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the years ended December 31, 2024 and 2023 was approximately $3.0 million and $1.5 million, respectively. The revenue for remote patient monitoring for the years ended December 31, 2024 and 2023 was approximately $779,000 and $400,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at December 31, 2024 and 2023 was approximately $338,000 and $100,000, respectively.

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

Information about contract balances:

As of December 31, 2024, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.5 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $318,000 and $476,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase (decrease), net	886	(760)	(168)	131
Balance as of December 31, 2024	$12,774	$4,334	$1,212	$387

Balance as of January 1, 2023	$14,773	$4,399	$1,386	$342
(Decrease) increase, net	(2,885)	695	(6)	(86)
Balance as of December 31, 2023	$11,888	$5,094	$1,380	$256

Deferred revenue:

The amount of deferred revenue at the beginning of the year and recognized during the year ended December 31, 2024 and 2023 was approximately $909,000 and $1.1 million, respectively.

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of the initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $386,000 and $517,000 at December 31, 2024 and 2023, respectively, and are included in the other assets amounts in the consolidated balance sheets. The amortization of deferred sales commissions during the years ended December 31, 2024 and 2023 was approximately $327,000 and $487,000, respectively.

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

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the years ended December 31, 2024 and 2023, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Beginning balance	$879	$823
Adoption of ASC 326	-	186
Provision	334	454
Recoveries/adjustments	2	107
Write-offs	(378)	(691)
Ending balance	$837	$879

9. SHAREHOLDERS’ EQUITY

On September 11, 2024 a Certificate of Amendment (the “Amendment”) to the Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Preferred Stock (the “Existing Certificate”) became effective, amending certain provisions of the 11% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

The title of the Existing Certificate was amended to read “Amended and Restated Certificate of Designations, Preferences and Rights of 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock.” Holders of Series A Preferred Stock will now receive similar change of control protections to those afforded to holders of the Company’s Series B Preferred Stock. The dividend of Series A Preferred Stock was amended from 11% to 8.75% per annum and the per annum dividend amount per share was amended from $2.75 to $2.1875 per share per annum. Also, the Company now has the right to exchange the shares of Series A Preferred Stock for common stock at the liquidation preference value of $25 per share, plus accrued and unpaid dividends. (See Note 20).

Treasury stock

The Board of Directors of the Company previously approved common stock repurchase programs. The last program expired January 25, 2017. As a result of these stock repurchases, the Company has 740,799 common shares held as treasury stock at an aggregate cost of $662,000.

Common stock

The Company had the right to sell up to $50 million of its common stock using an “at-the-market” facility (“ATM”). The underwriter receives 3% of the gross proceeds. During the years ended December 31, 2024 and 2023, no shares of common stock were issued under this ATM. This right terminated when the Company suspended the Preferred Stock dividends.

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

Preferred stock

The Company has seven million authorized shares of preferred stock of which 4,560,000 have been designated as Series A shares and the balance have been designated as Series B shares.

The Company also had the right to sell up to $35 million of its Series B Preferred Stock using an ATM facility. This right terminated when the Company suspended the Preferred Stock dividends. The ATM facility’s underwriter received 3% of the gross proceeds. During the year ended December 31, 2023, the Company sold 59,773 of shares of Series B Preferred Stock under the Company’s ATM and received net proceeds of approximately $1.4 million. During the year ended December 31, 2024, no shares of Series B Preferred Stock were issued under this ATM.

Since September 11, 2024, we may, at our option, convert the majority of the Series A Preferred Stock into common stock at any time. If we convert the Series A Preferred Stock, then subsequent to the conversion date, dividends will cease to accrue on shares of the Series A Preferred Stock, the shares of the Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the shares of common stock plus accumulated and unpaid dividends, if any, payable upon the conversion. (See Note 20).

Since November 4, 2020, the Company has the right to redeem, at its option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible at the option of the holder into or exchangeable for any of the Company’s other securities. Holders of the Series A Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods, at which time they are entitled to appoint two additional directors to our Board of Directors. If the Company were to liquidate, dissolve or wind up, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock. The Series A Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDP.”

Since February 15, 2024 and prior to February 15, 2025, we were able to redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.75 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2025 and prior to February 15, 2026, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.50 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2026 and prior to February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.25 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series B Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDO.”

Dividends on the Series A and Series B Preferred Stock of $2.75 (through September 11, 2024 and $2.19 thereafter) and $2.19 annually per share respectively, are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. In October 2023, the Board of Directors declared monthly dividends on the Series A and Series B Preferred Stock payable through February 2024. However, on December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month through September 11, 2024. Due to the above Amendment, effective on September 12, 2024, the combined monthly cash dividends were reduced to approximately $1.1 million per month.

During the suspension, dividends continued to accrue in arrears on the Series A and Series B Preferred Stock. The Company’s Board of Directors declared payment of two months of dividends in January 2025 and the Company resumed payment of the dividends in February 2025, paying one month of dividends in arrears at that time. The second payment is scheduled for March 2025.

During the year ended December 31, 2024, no dividends were declared by the Board of Directors. At December 31, 2024, the Company owed approximately $5.4 million for dividends that had previously been declared through February 2024 (but whose payment was suspended), and also had total undeclared dividends of approximately $12.3 million, which represents the accumulated (but undeclared) dividends due to Preferred Stock shareholders of record on December 31, 2024. Dividends that have accrued in arrears but which have not been declared by the Board of Directors are not recorded in the consolidated balance sheets but are reflected in the net loss attributable to common shareholders. Total dividends in arrears at December 31, 2024 amounted to approximately $17.7 million or $3.04 per share for the Series A Preferred Stock and $2.55 per share for the Series B Preferred Stock.

Warrants

The Company has issued 6,603,489 warrants for its common stock, of which 1,128,489 warrants expired unexercised during 2023. There were no warrants outstanding at December 31, 2024 and 2023.

The Company incurs common and preferred stock offering costs which consist principally of professional fees, primarily legal and accounting, and other costs such as printing and registration costs. In connection with the 2023 equity offerings, the Company incurred approximately $71,000 of such costs, including underwriting commissions and placement agent fees.

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

On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC; Meridian Medical Management, Inc.; and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The Company’s portion of the settlement is approximately $32,000 and the insurance company paid the balance. The Company’s portion was recorded in accrued expenses at December 31, 2023 in the consolidated balance sheet.

A former customer filed a complaint against the Company in New Jersey State Court to recover damages claimed to have been caused by the mishandling of their account. Plaintiff alleged at least approximately $750,000 in damages which was disputed by the Company. The parties participated in a one-day court-ordered, non-binding arbitration. At that time, the arbitrator awarded Plaintiff $288,750 on its contract claims, and awarded the Company $21,698 on its cross-claim for unpaid fees. Plaintiff filed to reject this award. The Company previously filed a partial motion for summary judgment on the alleged punitive damages, but the court denied that motion finding there is an issue of fact as to whether those can be awarded at trial. The Company filed an offer of judgment for $200,000 during April 2024 which was accepted and paid in July 2024.

In connection with a prior acquisition, the seller had alleged that the Company owed approximately $800,000 in transition related costs to them. The parties agreed to settle the claim for approximately $316,000, which was paid in September 2024.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

11. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2024 and 2023. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. There was one lease modification during both years ended December 31, 2024 and 2023. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis.

During the year ended December 31, 2024, there were no unoccupied lease charges recorded as compared to approximately $169,000 for two of the Company’s facilities for the year ended December 31, 2023. There were no lease impairments recorded for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, there was a gain on lease terminations of approximately $10,000. For the year ended December 31, 2023, there was a loss on lease terminations of approximately $291,000. These amounts are included in lease terminations, unoccupied lease charges and restructuring costs in the consolidated statement of operations.

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the consolidated statements of operations based on the nature of the expense. As of December 31, 2024, we had 28 leased properties, five in Medical Practice Management and 23 in Healthcare IT, with the remaining terms ranging from less than one year to eleven years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 12.

The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Operating lease cost	$2,451	$2,669
Short-term lease cost	4	-
Variable lease cost	28	32
Total - net lease cost	$2,483	$2,701

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2024 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$3,133	$4,365

Current operating lease liabilities	$1,287	$1,888
Non-current operating lease liabilities	1,847	2,516
Total operating lease liabilities	$3,134	$4,404

Operating leases:
ROU assets	$5,125	$6,571
Asset lease expense	(1,994)	(2,152)
Foreign exchange gain/(loss)	2	(54)
ROU assets, net	$3,133	$4,365

Weighted average remaining lease term (in years):
Operating leases	5.0	4.5
Weighted average discount rate:
Operating leases	14.2%	13.3%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,467	$3,244

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$864	$1,682

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2025	$1,601
2026	727
2027	557
2028	371
2029	193
Thereafter	1,240
Total lease payments	4,689
Less: imputed interest	(1,555)
Total lease obligations	3,134
Less: current obligations	1,287
Long-term lease obligations	$1,847

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the year ended December 31, 2024, the Company received sublease income of approximately $94,000. There was no sublease income for the year ended December 31, 2023.

12. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $138,000 and $125,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the accounts receivable balance due from this customer was approximately $13,000 and $18,000, respectively, and is included in accounts receivable - net in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the years ended December 31, 2024 and 2023 was approximately $281,000 and $256,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2024 and 2023, the Company spent approximately $979,000 and $1.8 million, respectively, to upgrade the related party leased facilities. During the year ended December 31, 2023, the Company temporarily advanced the Executive Chairman approximately $330,000, to purchase vacant land surrounding the Bagh facility for the sole use and benefit of the Company in order to expedite the purchase on the Company’s behalf as only individuals with citizenship in Kashmir are allowed to purchase land in this region. All advanced amounts were repaid shortly after the advance was made. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 for both the years ended December 31, 2024 and 2023. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,500 per month.

Included in the ROU asset at December 31, 2024 is approximately $550,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2024 is approximately $181,000 and $367,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2023 is approximately $331,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2023 is approximately $182,000 and $142,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its former non-independent directors whereby that director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company could make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the former director received 14,000 shares of Series B Preferred Stock in February 2023 and received an additional 14,000 shares in January 2024. All of the payments made were capitalized and amortized over the service period. The amortization was recorded as stock compensation in general and administrative expense in the consolidated statement of operations. All such shares of the Series B Preferred Stock were issued in accordance with the Company’s Amended and Restated 2014 Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provided that any transaction fees due will be offset against the last two above payments before any amounts are due to that former director. Effective February 1, 2024, the Company added an additional Statement of Work (“SOW”) to the consulting agreement with the same entity. As compensation for the SOW, the entity received $25,000 per month. The SOW was cancelable with ten days’ notice. The consulting agreement and SOW, through mutual consent, were terminated as of April 30, 2024. There were no transaction fees paid through that date. Effective May 1, 2024, the former non-independent director became President of the Company and effective January 1, 2025 became Co-Chief Executive Officer.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested for $8,000 per month (reduced to $2,000 per month effective September 1, 2024 and reduced to an as-needed basis effective January 1, 2025). The agreement was paid at the contractual amount plus amounts for additional services requested, and as of January 1, 2025, is paid on an hourly basis. The consulting agreement is cancelable with ten days’ notice. For the year ended December 31, 2024, the expense recorded under this agreement was approximately $75,000 and is included in general and administrative expense in the consolidated statement of operations.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2024, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,000 on behalf of talkMD for income taxes.

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

A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $1.35 million related to the reduction in workforce of which approximately $606,000 and $645,000 were incurred in 2024 and 2023, respectively, with the remaining expenses of approximately $100,000 to be incurred in 2025. These restructuring expenses consisted of one-time termination benefits, including but not limited to, severance payments and healthcare benefits.

The following table summarizes restructuring costs for 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Severance and separation costs	$606	$439
Equity awards acceleration costs associated with severance	-	170
Other exit related costs	-	36
Total restructuring and other costs	$606	$645

The expense associated with the restructuring is included in lease terminations, unoccupied lease charges and restructuring costs in the consolidated statement of operations for the years ended December 31, 2024 and 2023. This line also includes $291,000 for loss on lease terminations and $169,000 for unoccupied lease charges for the year ended December 31, 2023. The liabilities associated with restructuring costs are included in accrued expenses in the consolidated balance sheet. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Equity awards acceleration costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2024	$145	$-	$26	$171
Additions	606	-	-	606
Payments and other adjustments	(751)	-	(26)	(777)
Balance as of December 31, 2024	$-	$-	$-	$-

Balance as of January 1, 2023	$-	$-	$-	$-
Additions	439	170	36	645
Payments and other adjustments	(294)	(170)	(10)	(474)
Balance as of December 31, 2023	$145	$-	$26	$171

14. EMPLOYEE BENEFIT PLANS

The Company has qualified 401(k) plans covering all U.S. employees who have completed one month of service. The plans provide for matching contributions by the Company for employees of the Company and most U.S. subsidiaries, although there is no match for CPM employees. Employer contributions to the plans for the years ended December 31, 2024 and 2023 were approximately $449,000 and $587,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in our Pakistan Offices who have completed three months of service. The plan provides for monthly contributions by the Company which are equal to 10% of qualified employees’ basic monthly compensation. The Company’s contributions for the years ended December 31, 2024 and 2023 were approximately $438,000 and $394,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the years ended December 31, 2024 and 2023 was approximately $28,000 and $24,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

15. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. As of December 31, 2024, 499,683 shares of common stock, 33,769 shares of Series A Preferred Stock and 16,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During 2024, 226,894 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2024 through 2026. Included therein were 30,000 RSUs of common stock granted over two years equally to each of the five outside members of the Board of Directors with 25% of the shares vesting every six months. During 2023, 1,098,976 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2023 through 2025. Included therein were 30,000 RSUs of common stock granted over two years equally to each of the five outside members of the Board of Directors with 25% of the shares vesting every six months.

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

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the A&R Plan for the years ended December 31, 2024 and 2023:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	226,894	-	46,000
Vested	(513,190)	-	(60,000)
Forfeited	(224,699)	-	(24,000)
Outstanding and unvested shares at December 31, 2024	242,500	-	19,199

Outstanding and unvested shares at January 1, 2023	645,475	-	80,462
Granted	1,098,976	-	62,000
Vested	(896,893)	-	(85,263)
Forfeited	(94,063)	-	-
Outstanding and unvested shares at December 31, 2023	753,495	-	57,199

As of December 31, 2024 and 2023, there was approximately $416,000 and $1.3 million, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2026. As of December 31, 2024, there was no unrecognized compensation cost as compared to approximately $351,000 of total unrecognized compensation cost as of December 31, 2023 related to the Series B Preferred Stock RSUs classified as equity that was expensed through the following year. There was no unrecognized compensation cost related to the Series A Preferred Stock RSUs for both the years ended December 31, 2024 and 2023.

Of the total outstanding and unvested common stock RSUs at December 31, 2024, 242,500 are classified as equity and at December 31 2023, 733,908 RSUs are classified as equity and 19,587 RSUs are classified as a liability. For both 2024 and 2023, all of the Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2024 and 2023 and the amount of common and preferred shares available for grant at December 31, 2024 and 2023:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Shares available for grant at January 1, 2024	493,579	33,769	38,000
RSUs granted	(226,894)	-	(46,000)
RSUs forfeited	232,998	-	24,000
Shares available for grant at December 31, 2024	499,683	33,769	16,000

Shares available for grant at January 1, 2023	1,498,492	33,769	100,000
RSUs granted	(1,098,976)	-	(62,000)
RSUs forfeited	94,063	-	-
Shares available for grant at December 31, 2023	493,579	33,769	38,000

The liability for the cash-settled awards and accrued payroll taxes on equity awards was approximately $6,000 and $767,000 at December 31, 2024 and 2023, respectively, and is included in accrued compensation in the consolidated balance sheets. During the years ended December 31, 2024 and 2023, approximately $45,000 and $19,000, respectively, were paid in connection with the cash-settled awards.

Preferred Stock

In February 2023, the Compensation Committee granted executive bonuses to be paid in 34,000 shares of Series B Preferred Stock, with the number of shares and the amount based on specified criteria being achieved during the year 2023. During October 2023, the Compensation Committee approved for issuance 10,000 of the above shares to one of the executives who retired. The remaining shares were not issued and previously accrued amounts were reversed during 2024.

In March 2024, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of shares and the amount based on specified criteria being achieved for the year 2024. There were 34,000 shares awarded. During May 2024, an additional executive bonus with similar terms was approved and 12,000 shares were awarded. During December 2024, the Compensation Committee determined that the financial objectives were attained and all of the performance bonus shares were issued.

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or Preferred Stock on the date of grant is used to record the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $2.16 and $3.40 for the years ended December 31, 2024 and 2023, respectively. For the Series B Preferred Stock, the weighted average grant date fair value was $6.33 and $25.07 for the years ended December 31, 2024 and 2023, respectively. The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
Stock-based compensation included in the consolidated statements of operations:	2024	2023
	($ in thousands)
Direct operating costs	$(27)	$891
General and administrative	72	2,835
Research and development	(4)	135
Selling and marketing	74	855
Lease terminations, unoccupied lease charges and restructuring costs	-	170
Total stock-based compensation expense	$115	$4,886

16. INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company estimated its income tax provision based upon the annual pre-tax income or loss. Although the Company reported GAAP earnings in 2024, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2024 and 2023.

The annual adjusted earnings and profits of our foreign affiliates pass through to the U.S. as federal and state taxable income under the Global Intangible Low-Taxed Income (“GILTI”) regime. For the tax years ended December 31, 2024 and 2023, the net GILTI from our foreign affiliates was absorbed against our current year U.S. consolidated loss. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Beginning balance	$87,597	$92,091
Current year valuation allowance increase (decrease)	2,067	(4,494)
Ending balance	$89,664	$87,597

The income (loss) before provision (benefit) for income taxes for financial reporting purposes during the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
	($ in thousands)
United States	$7,191	$(48,985)
Foreign	820	(53)
Total	$8,011	$(49,038)

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Current:
Federal	$-	$-
State	120	123
Foreign	40	38
	160	161
Deferred:
Federal	-	(252)
State	-	(273)
	-	(525)
Total income tax provision (benefit)	$160	$(364)

The components of the Company’s deferred income taxes as of December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
	($ in thousands)
Deferred tax assets:
Allowance for expected credit losses	$213	$228
Deferred revenue	103	68
Property and intangible assets	3,015	1,933
State net operating loss (“NOL”) carryforwards	20,981	19,749
Federal net operating loss (“NOL”) carryforwards	55,569	57,562
Section 163(j) interest limitation	1,669	2,731
Stock based compensation	(173)	-
ASC 842 - ROU asset	(559)	(1,026)
Prepaid commissions	(267)	(303)
Cumulative balance translation adjustment	1,015	988
Section 267 limitation	6	6
Credit carryovers	2,498	2,498
ASC 842 - Lease liability	558	1,031
Accrued compensation	86	80
Other	(46)	(59)
Section 174 costs	4,996	3,799
Valuation allowance	(89,664)	(87,597)
Total deferred tax assets	-	1,688
Deferred tax liabilities:
Goodwill amortization	-	(1,688)
Net deferred tax liability	$-	$-

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, in 2023 the Company recorded a $42 million goodwill impairment charge, which partially reduced the basis of the tax-deductible goodwill. For tax purposes, goodwill from asset acquisitions is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). Typically, the resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company having indefinite life net operating losses under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net losses deferred tax assets to the extent allowable prior to 2023. As a result of the goodwill impairment charge in 2023, the entire deferred tax liability was reversed at that time and no additional deferred tax liability was recorded for 2024.

A reconciliation of the federal statutory income tax rate (21%) to the Company’s effective income tax rate (determined in dollars) for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Federal provision (benefit) at statutory rate	$1,682	$(10,298)
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	94	7,383
Non-deductible items	30	26
Impact of foreign operations	(132)	50
Subpart F GILTI inclusion	1,066	804
Stock based compensation	(177)	18
Goodwill impairment charges	-	5,692
Deferred true-up	(2,708)	455
Valuation allowance	305	(4,494)
Total income tax provision (benefit)	$160	$(364)

At December 31, 2024 and 2023, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2024, all tax years since 2014 remain open to examination due to the carryover of unused net operating losses and tax credits in the United States by major taxing jurisdictions in which the Company is subject to tax. IT companies in Pakistan are subject to a 0.25% tax deducted at the source on receipts received from foreign sources with no further tax being due. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Pakistan foreign receipts tax does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate reconciliation at 21% for 2024 and 2023. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax credit and the foreign receipts tax.

As of December 31, 2024, the Company has a total federal NOL carry forward of approximately $265 million of which approximately $187 million will expire between 2031 and 2038, and the balance of approximately $78 million has an indefinite life. Out of the total federal NOL carry forward, approximately $237 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $211 million, of which $84 million relates to the State of New Jersey. These NOLs expire starting in 2025.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded in the consolidated balance sheets at December 31, 2024 and 2023, respectively.

17. OTHER EXPENSE – NET

Other expense - net for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Foreign exchange gains (losses)	$130	$(790)
Other expense	(428)	(93)
Other expense - net	$(298)	$(883)

Foreign currency transaction gains and losses primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions. Other expense primarily represents legal settlements made by the Company.

18. SEGMENT REPORTING

From January 1, 2023 through April 30, 2024, the Chief Executive Officer (“CEO”) and Executive Chairman served as the Chief Decision Maker (“CODM”), organizing the Company, managing resource allocations and measuring performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management. As of May 1, 2024, the Company’s President, CEO and Executive Chairman served as the CODM. We report our segment information based on the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The CODM evaluates the financial performance of the business units on the basis of revenue, certain individual and total operating expenses and operating income (loss) excluding unallocated amounts, which are mainly corporate overhead costs, for assessing operating results and the allocation of resources. Our CODM does not evaluate operating segments using asset or liability information. The CODM uses segment revenue, certain segment operating expenses and segment operating income (loss) to manage the segments, comparing actual results to forecasted amounts and investigating the reasons for significant variances. Currently, a focus is being placed on reducing costs and managing global headcount. The segment revenue and segment operating income (loss) is also used to assess the performance of personnel and in establishing their compensation.

The Healthcare IT segment includes technology-assisted revenue cycle management, SaaS solutions and professional and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The Company does not have intra-entity sales or asset transfers, however, there are intracompany bank transfers. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$96,405	$14,432	(a)	$110,837
Operating expenses:
Direct operating costs	49,945	10,897		60,842
Selling and marketing	6,201	31		6,232
General and administrative	9,093	1,911		11,004
Research and development	3,781	-		3,781
Depreciation and amortization	13,813	329		14,142
Lease terminations, unoccupied lease charges and restructuring costs	596	-		596
Total operating expenses	83,429	13,168		96,597
Segment operating income	$12,976	$1,264		$14,240

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				$(5,119)
Net interest expense				(812)
Other expenses				(298)
Income before income taxes				$8,011

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

	Year Ended December 31, 2023
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$103,683	$13,376	(a)	$117,059
Operating expenses:
Direct operating costs	60,319	10,498		70,817
Selling and marketing	9,614	36		9,650
General and administrative	10,992	1,854		12,846
Research and development	4,736	-		4,736
Depreciation and amortization	14,046	356		14,402
Goodwill impairment charges	42,000	-		42,000
Lease terminations, unoccupied lease charges and restructuring costs	1,105	-		1,105
Total operating expenses	142,812	12,744		155,556
Segment operating (loss) income	$(39,129)	$632		$(38,497)

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				$(8,618)
Net interest expense				(1,040)
Other expenses				(883)
Loss before income taxes				$(49,038)

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2024 or 2023.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. There was no contingent consideration recorded at December 31, 2024 and 2023.

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2024 and 2023. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies, for a description of the valuation techniques used to determine the fair value of the assets measured on a non-recurring basis in the table below:

	Fair Value Measurements at December 31, 2024				Expense for the year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
	($ in thousands)
Goodwill - Healthcare IT	$19,186	$-	$-	$19,186	$-

	Fair Value Measurements at December 31, 2023				Expense for the year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
	($ in thousands)
Goodwill - Healthcare IT	$19,186	$-	$-	$19,186	$42,000

20. SUBSEQUENT EVENTS

In January 2025, the Company’s common stock shareholders approved an increase in the number of authorized common shares from 35 million to 85 million. An amended certificate of incorporation was filed by the Company. Also, in January 2025, the Company’s Board of Directors declared Preferred Stock dividends for January and February 2025, whereby the payment for these two months would be credited to the arrearage.

In February 2025, the Company resumed monthly payment of the dividends on the Series A and B Preferred Stock, paying one month of dividends in arrears. The second monthly payment is scheduled to be paid in March 2025, which after the conversion as discussed below, will include dividends for the Series A Preferred Stock that were not converted and dividends for the Series B Preferred Stock.

In March 2025, the Board of Directors elected to exercise its conversion rights, which provide for the conversion of each share of Series A Preferred Stock into 7.3358 shares of common stock, inclusive of all accumulated and unpaid dividends. Dividends on the converted Series A Preferred shares ceased to accrue as of the conversion date. Individual shareholders who, at the exchange date, owned at least 100,000 shares of Series A Preferred Stock did not have their shares automatically converted to common stock so long as they were held by the Company’s transfer agent, unless they consented to the conversion. There were approximately 985,000 shares of Series A Preferred Stock remaining after the Conversion. Also in March 2025, the Company announced that it will be delisting the Series A Preferred Stock from the Nasdaq Global Market.

