Form 10-K/A
period 2024-12-31
CareCloud, Inc.
filed 2025-04-03
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) of CareCloud, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025 (the “Original Filing Date”). In this Amendment No. 1, unless the context indicates otherwise, the designations “CareCloud,” the “Company,” “we,” “us” or “our” refer to CareCloud, Inc. and its subsidiaries.

This Amendment No. 1 is being filed solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm (the “Audit Opinion”) of Rosenberg Rich Baker Berman, P.A. (“RRBB”) contained in the 2024 Annual Report, by replacing “March 13, 2024” with “March 13, 2025” under the signature in the Audit Opinion. In addition, this Amendment No. 1 includes a new consent of RRBB as Exhibit 23.1 hereto, a new consent of Grant Thornton LLP as Exhibit 23.2 hereto and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 hereto.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 8 of the 2024 Annual Report in this Amendment No. 1. However, there have been no changes to the Company’s financial statements and notes thereto or the text of such item (other than the change stated in the immediately preceding paragraph to replace “March 13, 2024” with “March 13, 2025” under the signature in the Audit Opinion).

Except as described above, no other amendments are being made to the 2024 Annual Report. This Amendment No. 1 does not reflect events occurring after Original Filing Date or modify or update any disclosure contained in the 2024 Annual Report in any way other than to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2024 Annual Report and our other filings with the SEC.

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Co-Chief Executive Officer
Date:	April 3, 2025

By:	/s/ Stephen Snyder
Stephen Snyder
Co-Chief Executive Officer
Date:	April 3, 2025

By:	/s/ Norman Roth
Norman Roth
Interim Chief Financial Officer and Corporate Controller
Date:	April 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		April 3, 2025
Mahmud Haq	Executive Chairman and Director

/s/ A. Hadi Chaudhry		April 3, 2025
A. Hadi Chaudhry	Principal Executive Officer and Director

/s/ Stephen Snyder		April 3, 2025
Stephen Snyder	Principal Executive Officer

/s/ Norman Roth		April 3, 2025
Norman Roth	Principal Financial and Accounting Officer

/s/ Anne Busquet		April 3, 2025
Anne Busquet	Director

/s/ John N. Daly		April 3, 2025
John N. Daly	Director

/s/ Bill Korn		April 3, 2025
Bill Korn	Director

/s/ Cameron Munter		April 3, 2025
Cameron Munter	Director

/s/ Lawrence Sharnak		April 3, 2025
Lawrence Sharnak	Director

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

March 13, 2025

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

