Form 10-Q
period 2025-03-31
CareCloud, Inc.
filed 2025-05-06
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At April 30, 2025, the registrant had 42,321,129 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 3, 2025. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$6,805	$5,145
Accounts receivable - net	13,887	12,774
Contract asset	4,457	4,334
Inventory	609	574
Current assets - related party	16	16
Prepaid expenses and other current assets	2,843	1,957
Total current assets	28,617	24,800
Property and equipment - net	5,323	5,290
Operating lease right-of-use assets	3,097	3,133
Intangible assets - net	16,877	18,698
Goodwill	19,186	19,186
Other assets	456	507
TOTAL ASSETS	$73,556	$71,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,951	$4,565
Accrued compensation	2,865	1,817
Accrued expenses	5,002	4,951
Operating lease liability (current portion)	1,355	1,287
Deferred revenue (current portion)	1,297	1,212
Notes payable (current portion)	133	310
Contingent consideration (current portion)	47	-
Dividend payable	1,299	5,438
Total current liabilities	16,949	19,580
Notes payable	23	26
Contingent consideration	60	-
Operating lease liability	1,776	1,847
Deferred revenue	571	387
Total liabilities	19,379	21,840
COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 and 4,526,231 shares at March 31, 2025 and December 31, 2024, respectively. Series B, issued and outstanding 1,511,372 shares at March 31, 2025 and December 31, 2024.	2	6
Common stock, $0.001 par value - authorized 85,000,000 shares. Issued 43,061,928 and 16,997,035 shares at March 31, 2025 and December 31, 2024, respectively. Outstanding 42,321,129 and 16,256,236 shares at March 31, 2025 and December 31, 2024, respectively	43	17
Additional paid-in capital	123,537	121,046
Accumulated deficit	(64,682)	(66,630)
Accumulated other comprehensive loss	(4,061)	(4,003)
Less: 740,799 common shares held in treasury, at cost at March 31, 2025 and December 31, 2024	(662)	(662)
Total shareholders’ equity	54,177	49,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,556	$71,614

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024*
NET REVENUE	$27,632	$25,962
OPERATING EXPENSES:
Direct operating costs	15,464	15,177
Selling and marketing	1,131	1,770
General and administrative	4,332	3,721
Research and development	1,235	913
Depreciation and amortization	3,337	3,930
Restructuring costs	114	322
Total operating expenses	25,613	25,833
OPERATING INCOME	2,019	129
OTHER:
Interest income	42	27
Interest expense	(58)	(365)
Other (expense) income - net	(14)	7
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,989	(202)
Income tax provision	41	39
NET INCOME (LOSS)	$1,948	$(241)

Preferred stock dividend	2,811	1,312
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(863)	$(1,553)

Net loss per common share: basic and diluted	$(0.04)	$(0.10)
Weighted-average common shares used to compute basic and diluted loss per share	23,813,943	16,014,309

See notes to condensed consolidated financial statements.

*	Restated to include the preferred stock dividends earned, but not declared, during the three months ended March 31, 2024 (see Note 17).

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

($ in thousands)

	Three Months Ended
	March 31,
	2025	2024
NET INCOME (LOSS)	$1,948	$(241)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment (a)	(58)	28
COMPREHENSIVE INCOME (LOSS)	$1,890	$(213)

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	1,948	-	-	1,948
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	-	(58)
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Issuance of stock under the equity incentive plan	-	-	-	-	83,645	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	104	-	-	-	104
Preferred stock dividends	-	-	-	-	-	-	(26)	-	-	-	(26)
Balance - March 31, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177

Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net loss	-	-	-	-	-	-	-	(241)	-	-	(241)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	14,000	-	238,400	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	(79)	-	-	-	(79)
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - March 31, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420

For the three months ended March 31, 2025, the Company declared four months of dividends and paid two months of dividends on the Preferred Shares.

No dividends were declared or paid during the three months ended March 31, 2024.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

($ in thousands)

	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$1,948	$(241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,407	4,020
Lease amortization	480	509
Deferred revenue	269	58
Provision for expected credit losses	70	37
Foreign exchange gain	(1)	(11)
Interest accretion	107	168
Stock-based compensation expense (benefit)	108	(708)
Changes in operating assets and liabilities:
Accounts receivable	(1,183)	(111)
Contract asset	(105)	(361)
Inventory	(35)	(15)
Other assets	(908)	-
Accounts payable and other liabilities	956	721
Net cash provided by operating activities	5,113	4,066
INVESTING ACTIVITIES:
Purchases of property and equipment	(624)	(298)
Capitalized software and other intangible assets	(846)	(1,570)
Initial payment for acquisition	(40)	-
Net cash used in investing activities	(1,510)	(1,868)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,730)	-
Settlement of tax withholding obligations on stock issued to employees	(21)	(151)
Repayments of notes payable	(181)	(223)
Repayment of line of credit	-	(1,000)
Net cash used in financing activities	(1,932)	(1,374)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11)	(17)
NET INCREASE IN CASH	1,660	807
CASH - Beginning of the period	5,145	3,331
CASH - End of the period	$6,805	$4,138
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends to common stock	$2,435	$-
Dividends declared, not paid	$1,299	$5
Purchase of prepaid insurance with assumption of note	$-	$96
Reclass of deposits for property and equipment placed in service	$-	$296
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$15	$6
Interest	$18	$295

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025

AND 2024 (UNAUDITED)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 3, 2025.

Significant Accounting Policies — During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Disclosures. The amendments in this update improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The impact was only to the financial statement disclosures, which have been adopted by the Company.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of ASU 2024-03. Public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The expected impact would only be to the financial statement disclosures.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETs

Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
	($ in thousands)
Prepayments to vendors	$1,459	$1,099
Prepaid credit card	601	-
Prepaid insurance	399	494
Prepaid commissions	217	243
Other	167	121
	$2,843	$1,957

4. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At March 31, 2025 and December 31, 2024, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment. During the three months ended March 31, 2025, the Company completed an acquisition which did not result in additional goodwill. As a result of the acquisition, the Company recorded $129,000 of customer relationships and approximately $107,000 of contingent consideration.

The following is the summary of the carrying amount of goodwill for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
	($ in thousands)
Beginning gross balance	$19,186	$19,186
Additions	-	-
Ending gross balance	$19,186	$19,186

Intangible assets – net as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
	($ in thousands)
Contracts and relationships acquired	$47,726	$47,597
Capitalized software	35,913	35,108
Non-compete agreements	1,236	1,236
Other intangible assets	8,417	8,417
Total intangible assets	93,292	92,358
Less: Accumulated amortization	76,415	73,660
Intangible assets - net	$16,877	$18,698

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended March 31, 2025 and 2024 was approximately $2.8 million and $3.4 million, respectively. The weighted-average amortization period is approximately two years.

As of March 31, 2025, future amortization is scheduled to be expensed as follows:

Years ending December 31,	($ in thousands)
2025 (nine months)	$7,747
2026	6,221
2027	2,056
2028	403
2029	300
Thereafter	150
Total	$16,877

5. NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024*
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(863)	$(1,553)
Weighted-average common shares used to compute basic and diluted loss per share	23,813,943	16,014,309
Net loss attributable to common shareholders per share - basic and diluted	$(0.04)	$(0.10)

*	Restated to include the preferred stock dividends earned, but not declared, during the three months ended March 31, 2024 (see Note 17).

The net loss attributable to common shareholders includes the preferred stock dividend amounts earned and declared for the three months ended March 31, 2025 and the preferred stock dividend amounts earned, but not declared, for the three months ended March 31, 2024 of approximately $2.8 million and $1.3 million, respectively. The dividend payable at March 31, 2025 and December 31, 2024 in the condensed consolidated balance sheets represents two and four months, respectively, of dividends declared, but not paid.

At March 31, 2025 and 2024, the 154,200 and 192,125 unvested equity restricted stock units (“RSUs”) respectively, as discussed in Note 13, have been excluded from the above calculations as they were anti-dilutive.

6. ACCRUED EXPENSES AND DEBT

Accrued expenses as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025	December 31, 2024
	($ in thousands)
Accrued expenses	$3,271	$3,528
Payable to managed practices	1,385	1,116
Taxes and other	346	307
Total	$5,002	$4,951

Bank Debt —The Company has a revolving line of credit with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”). The Company’s credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years maturing on October 12, 2025. The financial covenants were also slightly modified for 2023 and subsequent years. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was temporarily increased from the prime rate plus 1.5% to the prime rate plus 2.0% and the requirement for the minimum liquidity ratio was slightly reduced. The amendments expired March 31, 2024 and the credit facility reverted to its previous terms. During October 2024, the credit line was reduced to $10 million at the Company’s request. The current unused borrowing base is $10 million at March 31, 2025.

As of March 31, 2025 and December 31, 2024, there were no borrowings under the credit facility. Interest on the revolving line of credit was charged at the prime rate plus 2.0% for the first quarter of 2024, but decreased to the prime rate plus 1.5% on April 1, 2024. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB. The cost of the unused line of credit, which is included in interest expense, was approximately $13,000 for the three months ended March 31, 2025. Interest expense on the line of credit was approximately $289,000, for the three months ended March 31, 2024.

The SVB credit agreement contains various covenants and conditions governing the revolving line of credit including an annual fee of $110,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants. Due to the October 2024 modification, the anniversary fee was reduced to $44,000.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of March 31, 2025 and December 31, 2024, the Company held cash of approximately $790,000 and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

7. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company does not have any finance leases.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Operating lease cost	$576	$637
Short-term lease cost	5	4
Variable lease cost	7	5
Total - net lease cost	$588	$646

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2025 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2025	December 31, 2024
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$3,097	$3,133

Current operating lease liabilities	$1,355	$1,287
Non-current operating lease liabilities	1,776	1,847
Total operating lease liabilities	$3,131	$3,134

Operating leases:
ROU assets	$3,579	$5,125
Asset lease expense	(480)	(1,994)
Foreign exchange (loss)/gain	(2)	2
ROU assets, net	$3,097	$3,133

Weighted average remaining lease term (in years):
Operating leases	5.0	5.0
Weighted average discount rate:
Operating leases	13.8%	14.2%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$561	$668

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$446	$249

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2025 (nine months)	$1,351
2026	808
2027	599
2028	398
2029	195
Thereafter	1,253
Total lease payments	4,604
Less: imputed interest	(1,473)
Total lease obligations	3,131
Less: current obligations	1,355
Long-term lease obligations	$1,776

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three months ended March 31, 2025 and 2024, the Company received approximately $10,000 and $28,000, respectively, in sublease income.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC; Meridian Medical Management, Inc.; and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for this award was made during the first quarter of 2024. The Company’s portion of the settlement was approximately $32,000 and the insurance company paid the balance. The Company’s portion was accrued at December 31, 2023.

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

A former customer had a dispute with the Company that was based on services before and after the account was acquired in an acquisition and filed a complaint in Massachusetts State Court, Essex County in February 2018. Under the terms of the purchase agreement, the Company’s liability, if any, was solely and expressly limited to damages related to its handling of the account at issue. The parties participated in formal mediation and at that time, Plaintiff’s starting settlement demand was over $2 million. The mediation was not successful. The Company made an offer of $100,000 in December 2024 to settle the suit, which was accepted. The settlement amount was recorded in accrued expenses at December 31, 2024 in the condensed consolidated balance sheet. A settlement agreement with mutual releases was signed by the parties in January 2025 and payment was made in February 2025.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

9. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $20,000 and $24,000 for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, the accounts receivable balance due from this customer was approximately $5,000 and $13,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense was approximately $71,000 and $70,000 for the three months ended March 31, 2025 and 2024, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company spent approximately $373,000 and $227,000, respectively, to upgrade the related party leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both March 31, 2025 and December 31, 2024. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,500 per month.

Included in the ROU asset at March 31, 2025 is approximately $524,000 applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2025 is approximately $193,000 and $328,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2024 is approximately $550,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2024 is approximately $181,000 and $367,000, respectively, applicable to the related party leases.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its former non-independent directors whereby that director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company could make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the former director received 14,000 shares of Series B Preferred Stock in February 2023 and received an additional 14,000 shares in January 2024. All of the payments made were capitalized and amortized over the service period. The amortization was recorded as stock compensation in general and administrative expense in the condensed consolidated statement of operations. All such shares of the Series B Preferred Stock were issued in accordance with the Company’s Amended and Restated 2014 Equity Incentive Plan (“Equity Incentive Plan”). In addition to the extension of the consulting agreement, the amendment provided that any transaction fees due will be offset against the last two above payments before any amounts are due to that former director. Effective February 1, 2024, the Company added an additional Statement of Work (“SOW”) to the consulting agreement with the same entity. As compensation for the SOW, the entity received $25,000 per month. The consulting agreement and SOW, through mutual consent, were terminated as of April 30, 2024. There were no transaction fees paid through that date. Effective May 1, 2024, the former non-independent director became President of the Company and effective January 1, 2025 became Co-Chief Executive Officer.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested for $8,000 per month (reduced to $2,000 per month effective September 1, 2024 and reduced to an as-needed basis effective January 1, 2025). The agreement was paid at the contractual amount plus amounts for additional services requested, and as of January 1, 2025, is paid on an hourly basis. The consulting agreement is cancelable with ten days’ notice. For the three months ended March 31, 2025 and 2024, the expense recorded under this agreement were approximately $8,000 and $23,000, respectively.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2025, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,000 on behalf of talkMD for income taxes.

10. RESTRUCTURING COSTS

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

A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $1.5 million related to the reduction in workforce of which approximately $606,000 and $645,000 were incurred in 2024 and 2023, respectively, $114,000 was incurred during the three months ended March 31, 2025 with the remaining expenses to be incurred during the remainder of 2025. These restructuring expenses consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits.

The expense associated with the restructuring is included in restructuring costs in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Equity awards acceleration costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2025	$-	$-	$-	$-
Additions	114	-	-	114
Payments and other adjustments	(114)	-	-	(114)
Balance as of March 31, 2025	$-	$-	$-	$-

Balance as of January 1, 2024	$145	$-	$26	$171
Additions	606	-	-	606
Payments and other adjustments	(751)	-	(26)	(777)
Balance as of December 31, 2024	$-	$-	$-	$-

11. SHAREHOLDERS’ EQUITY

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for the Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023, together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month.

On September 11, 2024 a Certificate of Amendment (the “Amendment”) to the Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Preferred Stock (the “Existing Certificate”) became effective, amending certain provisions of the 11% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”). Due to the above Amendment, effective September 12, 2024, the monthly dividends were reduced to approximately $1.1 million per month. The title of the Existing Certificate was amended to read “Amended and Restated Certificate of Designations, Preferences and Rights of 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock.” Holders of Series A Preferred Stock will now receive similar change of control protections to those afforded to holders of the Company’s Series B Preferred Stock. The dividend of Series A Preferred Stock was amended from 11% to 8.75% per annum and the per annum dividend amount per share was amended from $2.75 to $2.1875 per share per annum.

In January 2025, the Company’s common stock shareholders approved an increase in the number of authorized common shares from 35 million to 85 million. An amended certificate of incorporation was filed by the Company.

Also, in January 2025, the Company’s Board of Directors declared the resumption of suspended Preferred Stock dividends beginning with two months of payments. In February 2025, the Company resumed monthly payment of the dividends on the Series A and B Preferred Stock, paying one month of dividends in arrears in both February and March 2025 and applying these amounts to the earliest payments in arrears. The March 2025 payment, which occurred after the conversion as discussed below, included dividends for the shares of Series A Preferred Stock that were not converted and dividends for the Series B Preferred Stock.

On March 6, 2025, the Board of Directors elected to exercise its conversion rights, which provided for the conversion of each share of Series A Preferred Stock into 7.3358 shares of common stock, inclusive of all accumulated and unpaid dividends. Dividends on the converted Series A Preferred shares ceased to accrue as of the conversion date. Individual shareholders who, on the exchange date, owned at least 100,000 shares of Series A Preferred Stock did not have their shares automatically converted to common stock so long as they were held by the Company’s transfer agent, unless they consented to the Conversion. There were 3,541,701 shares of Series A Preferred Stock converted and 984,530 shares of Series A Preferred Stock outstanding as of March 31, 2025. Due to the Conversion, the monthly cash dividends were reduced to approximately $455,000 per month. As a result of the Conversion, the Company delisted the Series A Preferred Stock from the Nasdaq Global Market.

Also during March 2025, two more months of dividends were declared by the Board of Directors. At March 31, 2025, the Company owed approximately $1.3 million for dividends that had previously been declared through February 2024 (but whose payment resumed in 2025), and also had total undeclared dividends of approximately $7.2 million, which represents the accumulated (but undeclared) dividends due to preferred shareholders of record on March 31, 2025. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets. Dividends earned during the period are reflected in the condensed consolidated statements of operations, whether or not they were declared.

12. REVENUE

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$17,705	$17,283
Professional services	5,891	4,422
Printing and mailing services	879	861
Group purchasing services	168	155
Medical Practice Management:
Medical practice management services	2,989	3,241
Total	$27,632	$25,962

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

Our digital health services include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended March 31, 2025 and 2024, was approximately $582,000 and $440,000, respectively. The revenue for remote patient monitoring for the three months ended March 31, 2025 and 2024, was approximately $176,000 and $140,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at March 31, 2025 and 2024 was approximately $69,000 and $47,000, respectively.

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

Our contracts for medical practice management services have approximately an additional 13 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the condensed consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month-end.

Information about contract balances:

As of March 31, 2025, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.5 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $371,000 and $617,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Increase, net	1,113	123	85	184
Balance as of March 31, 2025	$13,887	$4,457	$1,297	$571

Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase, net	74	361	6	52
Balance as of March 31, 2024	$11,962	$5,455	$1,386	$308

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $321,000 and $488,000 at March 31, 2025 and 2024, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions was approximately $70,000 and $90,000 for the three months ended March 31, 2025 and 2024, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended March 31, 2025 and 2024, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
	($ in thousands)
Beginning balance	$837	$879
Provision	70	334
Recoveries/adjustments	-	2
Write-offs	(27)	(378)
Ending balance	$880	$837

13. STOCK-BASED COMPENSATION

As of March 31, 2025, 499,683 shares of common stock and 16,000 shares of Series B Preferred Stock are available for grant under the Equity Incentive Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

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

In March 2024, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of RSUs granted based on employment agreements and the amount vested based on specified criteria being achieved during the year 2024. There were 34,000 RSUs granted. During May 2024, an additional executive bonus with similar terms was approved and 12,000 shares were awarded. During December 2024, the Compensation Committee approved the award of these shares based on achievement of the specified criteria. For the three months ended March 31, 2025, an expense of approximately $108,000 was recorded and for the three months ended March 31, 2024, a net benefit of approximately $708,000 was recorded due to prior year bonuses that had been accrued but were not awarded net of current year bonuses that have been accrued. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s Equity Incentive Plan for the three months ended March 31, 2025 and 2024:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	-	-	-
Vested	(88,300)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at March 31, 2025	154,200	-	19,199

Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	-	-	34,000
Vested	(326,501)	-	(14,000)
Forfeited	(217,115)	-	(24,000)
Outstanding and unvested shares at March 31, 2024	209,879	-	53,199

The liability for taxes withheld in connection with the equity awards was approximately $8,000 and $6,000 at March 31, 2025 and December 31, 2024, respectively, and is included in accrued compensation in the condensed consolidated balance sheets. No amounts were paid in connection with cash-settled awards during both the three months ended March 31, 2025 and 2024.

Stock-based compensation expense (benefit)

The following table summarizes the components of share-based compensation expense (benefit) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Direct operating costs	$-	$(45)
General and administrative	105	(696)
Research and development	3	54
Selling and marketing	-	(21)
Total stock-based compensation expense (benefit)	$108	$(708)

14. INCOME TAXES

The income tax expense for the three months ended March 31, 2025 was approximately $41,000, comprised of current state tax expense of $30,000 and foreign tax expense of $11,000. The income tax expense for the three months ended March 31, 2024 was approximately $39,000 comprised of current state tax expense of $30,000 and foreign tax expense of $9,000. There was no deferred income tax for both the three months ended March 31, 2025 and 2024, respectively.

The current income tax provision for the three months ended March 31, 2025 and 2024 primarily relates to state minimum taxes and foreign income taxes. To the extent allowable, prior to January 1, 2024, the federal and state deferred tax provision had been offset by the indefinite life net operating loss. As a result of the goodwill impairment charge recorded for the year ended December 31, 2023, no deferred tax liability is currently required.

The Company has incurred cumulative losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of March 31, 2025 and December 31, 2024.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at March 31, 2025 or December 31, 2024.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisition. The fair value at March 31, 2025 is based on discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. There was no contingent consideration recorded at March 31, 2024 or December 31, 2024.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Balance - January 1,	$-	$-
Acquisition	107	-
Change in fair value	-	-
Payments	-	-
Balance - March 31,	$107	$-

16. SEGMENT REPORTING

From January 1, 2023 through April 30, 2024, the Chief Executive Officer (“CEO”) and Executive Chairman served as the Chief Decision Maker (“CODM”), organizing the Company, managing resource allocations and measuring performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management. As of May 1, 2024, the Company’s President, CEO and Executive Chairman served as the CODM. Effective January 1, 2025, the Executive Chairman and the two Co-CEOs serve as the CODM. We report our segment information based on the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

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

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates the financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts that are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024 filed with the SEC on April 3, 2025. The following table presents revenues, operating expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$24,643	$2,989	(a)	$27,632
Operating expenses:
Direct operating costs	12,904	2,560		15,464
Selling and marketing	1,124	7		1,131
General and administrative	2,112	642		2,754
Research and development	1,235	-		1,235
Depreciation and amortization	3,255	82		3,337
Restructuring costs	114	-		114
Total operating expenses	20,744	3,291		24,035
Segment operating income (loss)	$3,899	$(302)		$3,597

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				$(1,578)
Net interest expense				(16)
Other expenses				(14)
Income before income taxes				$1,989

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

	Three Months Ended March 31, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$22,721	$3,241	(a)	$25,962
Operating expenses:
Direct operating costs	12,544	2,633		15,177
Selling and marketing	1,760	10		1,770
General and administrative	2,581	434		3,015
Research and development	913	-		913
Depreciation and amortization	3,845	85		3,930
Restructuring costs	322	-		322
Total operating expenses	21,965	3,162		25,127
Segment operating income	$756	$79		$835

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				$(706)
Net interest expense				(338)
Other income				7
Loss before income taxes				$(202)

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

17. RESTATEMENT

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

Adjustments to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024:

	Three months ended March 31, 2024
	March 31, 2024 before restatement	Restatement adjustments	March 31, 2024 after restatement
	($ in thousands, except per share amounts)
Preferred stock dividend	$5	$1,307	$1,312

Net loss attributable to common shareholders	$(246)	$(1,307)	$(1,553)

Net loss per common share: basic and diluted	$(0.02)	$(0.08)	$(0.10)

18. SUBSEQUENT EVENTS

In April 2025, the Company completed an acquisition of an audiology-focused revenue cycle management company. There was no consideration paid at closing. Consideration will be paid for the next 3.5 years based upon a percentage of collected revenue.

Also during April 2025, the Company filed a Form S-3 with the SEC to allow it to sell various securities in the public market. The Form S-3 became effective on April 24, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three months ended March 31, 2025 and 2024, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First Citizens Bank & Trust Company in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of March 31, 2025 and December 31, 2024, the Company held cash of approximately $790,000 and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

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

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 290 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,400 team members that are approximately 17% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 17% and 15% of total expenses for the three months ended March 31, 2025 and 2024, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 78% and 75% for the three months ended March 31, 2025 and 2024, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income (loss):

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net revenue	$27,632	$25,962

GAAP net income (loss)	1,948	(241)

Provision for income taxes	41	39
Net interest expense	16	338
Foreign exchange loss (gain) / other expense	19	(5)
Stock-based compensation expense (benefit)	108	(708)
Depreciation and amortization	3,337	3,930
Transaction and integration costs	12	12
Restructuring costs	114	322
Adjusted EBITDA	$5,595	$3,687

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income (loss):

●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net revenue	$27,632	$25,962

GAAP net income (loss)	1,948	(241)
Provision for income taxes	41	39
Net interest expense	16	338
Other expense (income) - net	14	(7)
GAAP operating income	2,019	129
GAAP operating margin	7.3%	0.5%

Stock-based compensation expense (benefit)	108	(708)
Amortization of purchased intangible assets	89	840
Transaction and integration costs	12	12
Restructuring costs	114	322
Non-GAAP adjusted operating income	$2,342	$595
Non-GAAP adjusted operating margin	8.5%	2.3%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income (loss):

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income (loss) to non-GAAP adjusted net income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
GAAP net income (loss)	$1,948	$(241)

Foreign exchange loss (gain) / other expense	19	(5)
Stock-based compensation expense (benefit)	108	(708)
Amortization of purchased intangible assets	89	840
Transaction and integration costs	12	12
Restructuring costs	114	322
Non-GAAP adjusted net income	$2,290	$220

Set forth below is a reconciliation of our GAAP net loss attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2025	2024
GAAP net loss attributable to common shareholders, per share	$(0.04)	$(0.10)
Impact of preferred stock dividend	0.09	0.08
Net income (loss) per end-of-period share	0.05	(0.02)

Foreign exchange loss (gain) / other expense	0.00	0.00
Stock-based compensation expense (benefit)	0.00	(0.04)
Amortization of purchased intangible assets	0.00	0.05
Transaction and integration costs	0.00	0.00
Restructuring costs	0.00	0.02
Non-GAAP adjusted earnings per share	$0.05	$0.01

End-of-period common shares	42,321,129	16,118,492

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of March 31, 2025 and 2024. Non-GAAP adjusted earnings per share does not take into account dividends paid or accrued on preferred stock.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both March 31, 2025 and 2024, we provided services to an estimated universe of approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 64% and 67% for the three months ended March 31, 2025 and 2024, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 25% and 21% for the three months ended March 31, 2025 and 2024, respectively.

We earned approximately 11% and 12% of our revenue from medical practice management services during the three months ended March 31, 2025 and 2024, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, facility lease costs, insurance, software license fees and outside professional fees.

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

Restructuring Costs. Restructuring costs primarily consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

Interest and Other Income (Expense) - net. Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, term loans and the amortization of deferred financing costs. Other income (expense) - net results primarily from foreign currency transaction gains/(losses).

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company is forecasting a return to profitability, it incurred losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2025 and December 31, 2024.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2024.

Capitalized Software Costs:

As of March 31, 2025 and December 31, 2024, the carrying amounts of internally-developed capitalized software in use was $10.5 million and $12.3 million, respectively. The decrease was due to the amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2025	2024
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	56.0%	58.5%
Selling and marketing	4.1%	6.8%
General and administrative	15.7%	14.4%
Research and development	4.4%	3.5%
Depreciation and amortization	12.1%	15.1%
Restructuring costs	0.4%	1.2%
Total operating expenses	92.7%	99.5%

Operating income	7.3%	0.5%

Net interest expense	(0.1%)	(1.3%)
Other (expense) income - net	0.0%	0.0%
Income (loss) before provision for income taxes	7.2%	(0.8%)
Income tax provision	0.1%	0.1%
Net income (loss)	7.1%	(0.9%)

Comparison of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Net revenue	$27,632	$25,962	$1,670	6%

Net Revenue. Net revenue of $27.6 million for the three months ended March 31, 2025 increased by $1.7 million or 6% from net revenue of $26.0 million for the three months ended March 31, 2024. Revenue for the three months ended March 31, 2025 includes $17.7 million relating to technology-enabled business solutions, $5.9 million related to professional services and $3.0 million for medical practice management services, respectively.

There was a $1.5 million increase in project-based professional services revenue and a $422,000 increase in technology-enabled business solutions offset by a decrease of $252,000 in medical practice management services for the three months ended March 31, 2025 compared to the same period in the prior year.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Direct operating costs	$15,464	$15,177	$287	2%
Selling and marketing	1,131	1,770	(639)	(36%)
General and administrative	4,332	3,721	611	16%
Research and development	1,235	913	322	35%
Depreciation	561	503	58	12%
Amortization	2,776	3,427	(651)	(19%)
Restructuring costs	114	322	(208)	(65%)
Total operating expenses	$25,613	$25,833	$(220)	(1%)

Direct Operating Costs. Direct operating costs of $15.5 million for the three months ended March 31, 2025 increased by $287,000 or 2% compared to direct operating costs of $15.2 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, salary costs increased by $359,000 and medical supplies and vaccines costs decreased by $128,000. The increase in the salary costs primarily relates to professional services salaries due to the increased professional services revenue.

Selling and Marketing Expense. Selling and marketing expense of $1.1 million for the three months ended March 31, 2025 decreased by $639,000 or 36% from selling and marketing expense of $1.8 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was due to a reduction in headcount and lower spending on selling and marketing activities.

General and Administrative Expense. General and administrative expense of $4.3 million for the three months ended March 31, 2025 increased by $611,000 or 16% compared to general and administrative expense of $3.7 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, salary costs increased by $1.0 million and legal and professional fees decreased by $418,000, respectively.

Research and Development Expense. Research and development expense of $1.2 million for the three months ended March 31, 2025, respectively, increased by $322,000 or 35% from research and development expense of $913,000 for the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, the Company capitalized approximately $846,000 and $1.6 million, respectively, of development costs in connection with its internal-use software. The increase in expense was primarily due to a shift in the nature of development activities, with fewer costs qualifying for capitalization as internal-use software, resulting in a greater portion of costs being recognized as operating expenses in the current period.

Depreciation Expense. Depreciation expense of $561,000 for the three months ended March 31, 2025 increased by $58,000 or 12% from depreciation of $503,000 for the three months ended March 31, 2024.

Amortization Expense. Amortization expense of $2.8 million for the three months ended March 31, 2025 decreased by $651,000 or 19% from amortization expense of $3.4 million for the three months ended March 31, 2024. The decrease for the quarter was due to previously acquired customer relationships becoming fully amortized.

Restructuring Costs. There were $114,000 and $322,000 of restructuring costs for the three months ended March 31, 2025 and 2024, respectively. Restructuring costs primarily consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Interest income	$42	$27	$15	56%
Interest expense	(58)	(365)	(307)	(84%)
Other (expense) income - net	(14)	7	(21)	(300%)
Income tax provision	41	39	2	5%

Interest Income. Interest income of $42,000 for the three months ended March 31, 2025 increased by $15,000 from interest income of $27,000 for the three months ended March 31, 2024. The interest income represents late fees from customers and interest earned on temporary cash investments, which increased due to additional funds being temporarily invested.

Interest Expense. Interest expense of $58,000 for the three months ended March 31, 2025 decreased by $307,000 from interest expense of $365,000 for the three months ended March 31, 2024. Interest expense on the line of credit was $13,000 and $289,000 during the three months ended March 31, 2025 and 2024, respectively.

Other (Expense) Income – net. Other expense – net was $14,000 for the three months ended March 31, 2025 compared to other income – net of $7,000 for the three months ended March 31, 2024. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $41,000 for the three months ended March 31, 2025 compared to the provision for income taxes of $39,000 for the three months ended March 31, 2024. As a result of the Company having certain net operating losses with an indefinite life under the federal and state tax rules, the federal and state deferred tax liability was offset against the net operating loss to the extent allowable in 2023. There were no deferred income taxes for the three months ended March 31, 2025 and 2024.

The current income tax expense for the three months ended March 31, 2025 of $41,000 represents state minimum taxes and foreign income taxes. The Company has incurred cumulative losses historically and there is uncertainty regarding future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2025 and December 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had total cash of $6.8 million and net working capital of $11.7 million. For the three months ended March 31, 2025, cash provided by operations was $5.1 million offset by cash used in investing and financing activities of $3.4 million resulting in an increase in cash of $1.7 million after accounting for the effect of $11,000 of exchange rate changes. As of March 31, 2025, there were no borrowings under the credit facility as compared to $9.0 million outstanding on the line of credit as of March 31, 2024.

In fiscal year 2024, the Company recorded net income of $7.9 million compared to $48.7 million of net loss in fiscal year 2023. Management developed a plan that was substantially implemented during fiscal 2023 and 2024 to improve liquidity in its operations through reductions in payroll and operating expenses. The Company suspended its Preferred Stock dividends in December 2023, which was resumed in February 2025. Further cost reductions will continue throughout 2025.

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

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on the prime rate which had been increasing through 2023, decreased slightly in 2024 and has remained consistent during 2025.

The Company has a revolving line of credit, and as of March 31, 2025, there were no borrowings under the credit facility. During October 2024, the credit line was reduced to $10 million at the Company’s request. The current unused borrowing base is $10 million.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$5,113	$4,066	$1,047	26%
Net cash used in investing activities	(1,510)	(1,868)	358	19%
Net cash used in financing activities	(1,932)	(1,374)	(558)	(41%)
Effect of exchange rate changes on cash	(11)	(17)	6	35%
Net increase in cash	$1,660	$807	$853	106%

The income before income taxes was $2.0 million for the three months ended March 31, 2025 which included $3.3 million of non-cash depreciation and amortization. The loss before income taxes was $202,000 for the three months ended March 31, 2024 which included $3.9 million of non-cash depreciation and amortization.

Operating Activities

Net cash provided by operating activities was $5.1 million and $4.1 million during the three months ended March 31, 2025 and 2024, respectively. This increase was primarily the result of the increase in the net income of $2.2 million which included the following changes in non-cash items: a decrease in depreciation and amortization of $613,000 offset by a net increase in stock-based compensation of $816,000. Accounts receivable increased $1.2 million for the three months ended March 31, 2025, compared with an increase of $111,000 for the three months ended March 31, 2024. Accounts payable, accrued compensation and accrued expenses increased by $956,000 and $721,000 during the three months ended March 31, 2025 and 2024, respectively. The contract asset increased by $105,000 during the three months ended March 31, 2025 compared to an increase of $361,000 in the prior period.

Investing Activities

Net cash used in investing activities was $1.5 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures were $624,000 and $298,000 for the three months ended March 31, 2025 and 2024, respectively. The capital expenditures for the three months ended March 31, 2025 and 2024 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $846,000 and $1.6 million for the three months ended March 31, 2025 and 2024, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $1.9 million and $1.4 million during the three months ended March 31, 2025 and 2024, respectively. Cash used in financing activities during the three months ended March 31, 2025 included $1.7 million of preferred stock dividends, $181,000 of repayments for debt obligations and $21,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities during the three months ended March 31, 2024 included $223,000 of repayments for debt obligations and $151,000 of tax withholding obligations paid in connection with stock awards issued to employees. Repayments on the line of credit were $1.0 million for the three months ended March 31, 2024.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of March 31, 2025. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2025, and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2025, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 3, 2025, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month. Effective in September 2024, due to a change in the dividend rate on the Series A Preferred Stock, the monthly cash dividends due were reduced to approximately $1.1 million per month. Due to the conversion of the majority of the Series A Preferred Stock in March 2025, the monthly cash dividend was further reduced to approximately $455,000 per month. During February 2025, the Company resumed payment of the dividends, paying one month of dividends in arrears each in February, March and April based on the oldest dividend amount outstanding. As a result of such suspension, as of the filing date of this Quarterly Report, the Company has approximately $7.3 million of dividends in arrears. During this suspension, dividends continued to accumulate in arrears on the remaining Series A and Series B Preferred Stock. See discussion of preferred stock dividend suspension in “Note 11, Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Company’s Co-Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Company’s Co-Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
31.3	Certification of the Company’s Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the Company’s Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Company’s Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Company’s Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF 104	XBRL Taxonomy Extension Definition Linkbase Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Co-Chief Executive Officer
Date: May 6, 2025

By:	/s/ Stephen Snyder
Stephen Snyder
Co-Chief Executive Officer
Date: May 6, 2025

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date: May 6, 2025

