Form 10-Q
period 2025-06-30
CareCloud, Inc.
filed 2025-08-05
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

At July 31, 2025, the registrant had 42,322,039 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 3, 2025. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with acquired companies and assets;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”) in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry and Stephen Snyder as Co-Chief Executive Officers, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Silicon Valley Bank, a division of First Citizens Bank, and other future debt facilities;

●	our ability to continue to pay our monthly dividends which were suspended in December 2023 and resumed in February 2025 to the holders of our Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”);

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to effectively integrate, manage and keep our information systems secure and operational in the event of a cyber-attack;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$10,440	$5,145
Accounts receivable - net	13,563	12,774
Contract asset	3,955	4,334
Inventory	523	574
Current assets - related party	16	16
Prepaid expenses and other current assets	2,593	1,957
Total current assets	31,090	24,800
Property and equipment - net	5,828	5,290
Operating lease right-of-use assets	3,058	3,133
Intangible assets - net	15,512	18,698
Goodwill	19,192	19,186
Other assets	564	507
TOTAL ASSETS	$75,244	$71,614
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,215	$4,565
Accrued compensation	3,324	1,817
Accrued expenses	4,909	4,951
Operating lease liability (current portion)	1,294	1,287
Deferred revenue (current portion)	1,232	1,212
Notes payable (current portion)	222	310
Contingent consideration (current portion)	330	-
Dividend payable	714	5,438
Total current liabilities	16,240	19,580
Notes payable	86	26
Contingent consideration	426	-
Operating lease liability	1,785	1,847
Deferred revenue	631	387
Total liabilities	19,168	21,840
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 and 4,526,231 shares at June 30, 2025 and December 31, 2024, respectively. Series B, issued and outstanding 1,511,372 shares at June 30, 2025 and December 31, 2024.	2	6
Common stock, $0.001 par value - authorized 85,000,000 shares. Issued 43,062,838 and 16,997,035 shares at June 30, 2025 and December 31, 2024, respectively. Outstanding 42,322,039 and 16,256,236 shares at June 30, 2025 and December 31, 2024, respectively	43	17
Additional paid-in capital	122,635	121,046
Accumulated deficit	(61,780)	(66,630)
Accumulated other comprehensive loss	(4,162)	(4,003)
Less: 740,799 common shares held in treasury, at cost at June 30, 2025 and December 31, 2024	(662)	(662)
Total shareholders’ equity	56,076	49,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,244	$71,614

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET REVENUE	$27,377	$28,090	$55,009	$54,052
OPERATING EXPENSES:
Direct operating costs	14,480	15,242	29,944	30,419
Selling and marketing	1,118	1,664	2,249	3,434
General and administrative	4,358	4,028	8,690	7,749
Research and development	1,020	1,055	2,255	1,968
Depreciation and amortization	3,382	3,714	6,719	7,644
Restructuring costs	23	116	137	438
Total operating expenses	24,381	25,819	49,994	51,652
OPERATING INCOME	2,996	2,271	5,015	2,400
OTHER:
Interest income	51	24	93	51
Interest expense	(68)	(288)	(126)	(653)
Other expense - net	(35)	(294)	(49)	(287)
INCOME BEFORE PROVISION FOR INCOME TAXES	2,944	1,713	4,933	1,511
Income tax provision	42	39	83	78
NET INCOME	$2,902	$1,674	$4,850	$1,433

Preferred stock dividend	1,365	3,923	4,176	5,235
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,537	$(2,249)	$674	$(3,802)

Net income (loss) per common share: basic and diluted	$0.04	$(0.14)	$0.02	$(0.24)
Weighted-average common shares used to compute basic and diluted loss per share	42,321,629	16,132,420	33,118,912	16,073,364

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
NET INCOME	$2,902	$1,674	$4,850	$1,433
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment (a)	(101)	(68)	(159)	(40)
COMPREHENSIVE INCOME	$2,801	$1,606	$4,691	$1,393

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	1,948	-	-	1,948
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	-	(58)
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Issuance of stock under the equity incentive plan	-	-	-	-	83,645	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	104	-	-	-	104
Preferred stock dividends	-	-	-	-	-	-	(26)	-	-	-	(26)
Balance - March 31, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177

Balance - April 1, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177
Net income	-	-	-	-	-	-	-	2,902	-	-	2,902
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(101)	-	(101)
Issuance of stock under the equity incentive plan	-	-	-	-	910	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	100	-	-	-	100
Preferred stock dividends	-	-	-	-	-	-	(1,002)	-	-	-	(1,002)
Balance - June 30, 2025	984,530	$1	1,511,372	$1	43,062,838	$43	$122,635	$(61,780)	$(4,162)	$(662)	$56,076

Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net loss	-	-	-	-	-	-	-	(241)	-	-	(241)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	14,000	-	238,400	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	(79)	-	-	-	(79)
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - March 31, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420

Balance - April 1, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420
Net income	-	-	-	-	-	-	-	1,674	-	-	1,674
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(68)	-	(68)
Issuance of stock under the equity incentive plan	-	-	-	-	26,695	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	218	-	-	-	218
Balance - June 30, 2024	4,526,231	$5	1,482,792	$1	16,885,986	$17	$120,840	$(73,048)	$(3,909)	$(662)	$43,244

For the six months ended June 30, 2025, the Company declared six months of dividends and paid five months of dividends on the Preferred Shares.

No dividends were declared or paid during the six months ended June 30, 2024.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

($ in thousands)

	2025	2024
OPERATING ACTIVITIES:
Net income	$4,850	$1,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,855	7,818
Lease amortization	901	1,008
Deferred revenue	264	(22)
Provision for expected credit losses	169	123
Foreign exchange loss (gain)	1	(57)
Interest accretion	219	321
Stock-based compensation expense (benefit)	219	(443)
Changes in operating assets and liabilities:
Accounts receivable	(958)	(1,314)
Contract asset	411	294
Inventory	51	(32)
Other assets	(838)	(825)
Accounts payable and other liabilities	377	41
Net cash provided by operating activities	12,521	8,345
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,786)	(425)
Capitalized software and other intangible assets	(1,677)	(3,046)
Initial payment for acquisition	(40)	-
Net cash used in investing activities	(3,503)	(3,471)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(3,317)	-
Settlement of tax withholding obligations on stock issued to employees	(22)	(184)
Repayments of notes payable	(355)	(328)
Repayment of line of credit	-	(5,000)
Net cash used in financing activities	(3,694)	(5,512)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29)	(76)
NET INCREASE (DECREASE) IN CASH	5,295	(714)
CASH - Beginning of the period	5,145	3,331
CASH - End of the period	$10,440	$2,617
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends to common stock	$2,435	$-
Dividends declared, not paid	$714	$5
Purchase of prepaid insurance with assumption of note	$-	$96
Reclass of deposits for property and equipment placed in service	$-	$296
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$144	$122
Interest	$44	$527

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

AND 2024 (UNAUDITED)

1. ORGANIZATION AND BUSINESS

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud,” the “Company,” “we,” “us” and/or “our”) is a leading provider of technology-enabled services and generative AI solutions. We provide technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States. Healthcare organizations today operate in highly complex and regulated environments. Our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 3, 2025.

Significant Accounting Policies — During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

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

3. PREPAID EXPENSES AND OTHER CURRENT ASSETs

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
	($ in thousands)
Prepayments to vendors	$1,567	$1,099
Prepaid credit card	545	-
Prepaid insurance	167	494
Prepaid commissions	183	243
Other	131	121
	$2,593	$1,957

4. ACQUISITION

On April 1, 2025 (the “RevNu Closing Date”), the Company entered into an Asset Purchase Agreement (“APA”) with Gratius Enterprises, Inc., doing business as RevNu Medical Management (“RevNu”), pursuant to which the Company acquired certain assets of RevNu. The acquisition has been accounted for as a business combination. Under the APA, the Company is obligated to make quarterly payments equal to twenty percent (20%) of the revenue generated from the acquired RevNu client accounts for a period of forty-two (42) months following the RevNu Closing Date (the “RevNu Quarterly Payments”). The total purchase price is contingent upon future revenue performance and includes the estimated fair value of the RevNu Quarterly Payments. In the event that the service agreement with a specified customer is terminated, the Company will have no further obligation to make additional payments under the APA. Through June 30, 2025, the quarterly payment due to RevNu was approximately $42,000.

RevNu was in the business of providing audiology and hearing aid billing/revenue cycle IT solutions and related services to hearing healthcare providers/practices.

The total consideration for this acquisition consists of contingent consideration of approximately $649,000.

The preliminary purchase price allocation of RevNu is summarized as follows:

($ in thousands)
Contract asset	$14
Customer relationships	629
Goodwill	6
Total preliminary purchase price allocation	$649

The fair value of the contract asset was based on the expected revenue earned by RevNu as of the RevNu Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the audiology and hearing aid market. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. It was estimated that the probable future payments required under the APA will be approximately $649,000 which has been recorded as part of the preliminary purchase price allocation as contingent consideration.

The Company performed the valuation of the acquired assets and the contingent consideration. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the RevNu acquisition was approximately $333,000 during the three and six months ended June 30, 2025.

The RevNu acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the Company’s condensed consolidated results of operations as if the RevNu and one other acquisition had both occurred on January 1, 2024. The pro forma information has been included for comparative purposes and is not indicative of results of operations the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. There was no difference between the actual revenue and the pro forma revenue for the three months ended June 30, 2025. The difference between the actual revenue and the pro forma revenue is approximately $521,000 for the six months ended June 30, 2025, and $517,000 and $1.1 million for the three and six months ended June 30, 2024, respectively and are reflected as pro forma adjustments below. These differences primarily represent revenue recorded by RevNu and one other acquisition. Other differences arise from amortizing purchased intangibles using the double declining balance method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands, except per share amounts)
Total revenue	$27,377	$28,607	$55,530	$55,115
Net income	$2,969	$1,554	$4,965	$1,174
Net income (loss) attributable to common shareholders	$1,604	$(2,369)	$789	$(4,061)
Net income (loss) per common share	$0.04	$(0.15)	$0.02	$(0.25)

5. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At June 30, 2025 and December 31, 2024, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

For the six months ended June 30, 2025, the Company recorded total acquisition-related intangible assets of approximately $758,000 in customer relationships, approximately $756,000 in contingent consideration, and $6,000 in goodwill, related to the above acquisitions.

The following is the summary of the carrying amount of goodwill for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
	($ in thousands)
Beginning gross balance	$19,186	$19,186
Additions	6	-
Ending gross balance	$19,192	$19,186

Intangible assets – net as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
	($ in thousands)
Contracts and relationships acquired	$48,355	$47,597
Capitalized software	36,660	35,108
Non-compete agreements	1,236	1,236
Other intangible assets	8,417	8,417
Total intangible assets	94,668	92,358
Less: Accumulated amortization	79,156	73,660
Intangible assets - net	$15,512	$18,698

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended June 30, 2025 and 2024 was approximately $2.8 million and $3.2 million, respectively, and for the six months ended June 30, 2025 and 2024 was approximately $5.6 million and $6.6 million, respectively. The weighted-average amortization period is approximately two years.

As of June 30, 2025, future amortization is scheduled to be expensed as follows:

Years ending December 31,	($ in thousands)
2025 (six months)	$5,303
2026	6,672
2027	2,475
2028	612
2029	300
Thereafter	150
Total	$15,512

6. NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net income (loss) attributable to common shareholders	$1,537	$(2,249)	$674	$(3,802)
Weighted-average common shares used to compute basic and diluted income (loss) per share	42,321,629	16,132,420	33,118,912	16,073,364
Net income (loss) attributable to common shareholders per share - basic and diluted	$0.04	$(0.14)	$0.02	$(0.24)

The net income (loss) attributable to common shareholders includes the preferred stock dividend amounts earned and declared for the three and six months ended June 30, 2025 of approximately $1.4 million and $4.2 million, respectively and the preferred stock dividend amounts earned, but not declared, for the three and six months ended June 30, 2024 of approximately $3.9 million and $5.2 million, respectively. The dividend payable at June 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets represents one month and four months, respectively, of dividends declared, but not paid.

For the three and six months ended June 30, 2024, the 198,212 unvested equity restricted stock units (“RSUs”) as discussed in Note 14, have been excluded from the above calculations as they were anti-dilutive. For the three and six months ended June 30, 2025, the unvested equity RSUs totaling 152,800 were included in the fully diluted net income per share calculation, but it did not have a dilutive effect.

7. ACCRUED EXPENSES AND DEBT

Accrued expenses as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
	($ in thousands)
Accrued expenses	$3,034	$3,528
Payable to managed practices	1,593	1,116
Taxes and other	282	307
Total	$4,909	$4,951

Bank Debt —The Company has a revolving line of credit with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”). The Company’s credit facility is a secured revolving line of credit where borrowings are based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years maturing on October 12, 2025. The Company is currently in the process of renewing the credit line. The financial covenants were also slightly modified for 2023 and subsequent years. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was temporarily increased from the prime rate plus 1.5% to the prime rate plus 2.0% and the requirement for the minimum liquidity ratio was slightly reduced. The amendments expired March 31, 2024 and the credit facility reverted to its previous terms. During October 2024, the credit line was reduced to $10 million at the Company’s request. The current unused borrowing base is approximately $9.5 million at June 30, 2025.

As of June 30, 2025 and December 31, 2024, there were no borrowings under the credit facility. Interest on the revolving line of credit was charged at the prime rate plus 2.0% for the first quarter of 2024, but decreased to the prime rate plus 1.5% on April 1, 2024. There is also a fee of one-half of 1% annually for the unused portion of the credit line. The debt is secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions are subject to approval by SVB. The cost of the line of credit, which is included in interest expense, was approximately $13,000 and $25,000 for the three and six months ended June 30, 2025, respectively. Interest expense on the line of credit was approximately $616,000 and $906,000 for the three and six months ended June 30, 2024, respectively.

The SVB credit agreement contains various covenants and conditions governing the revolving line of credit including a current annual fee of $44,000. These covenants include a minimum level of adjusted EBITDA and a minimum liquidity ratio. At June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants.

The Company maintains cash balances at SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of June 30, 2025 and December 31, 2024, the Company held cash of approximately $1.2 million and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company does not have any finance leases.

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

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations based on the nature of the expense. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases – see Note 10.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Operating lease cost	$522	$620	$1,098	$1,257
Short-term lease cost	-	-	5	4
Variable lease cost	4	7	11	12
Total - net lease cost	$526	$627	$1,114	$1,273

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2025 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	June 30, 2025	December 31, 2024
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$3,058	$3,133

Current operating lease liabilities	$1,294	$1,287
Non-current operating lease liabilities	1,785	1,847
Total operating lease liabilities	$3,079	$3,134

Operating leases:
ROU assets	$3,964	$5,125
Asset lease expense	(901)	(1,994)
Foreign exchange (loss)/gain	(5)	2
ROU assets, net	$3,058	$3,133

Weighted average remaining lease term (in years):
Operating leases	4.8	5.0
Weighted average discount rate:
Operating leases	13.8%	14.2%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$521	$609	$1,082	$1,277

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$385	$125	$831	$374

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2025 (six months)	$1,008
2026	968
2027	673
2028	397
2029	195
Thereafter	1,253
Total lease payments	4,494
Less: imputed interest	(1,415)
Total lease obligations	3,079
Less: current obligations	1,294
Long-term lease obligations	$1,785

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three and six months ended June 30, 2025, the Company received approximately $3,000 and $13,000, respectively, in sublease income. For the three and six months ended June 30, 2024, the Company received sublease income of approximately $28,000 and $56,000, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

A former customer had a dispute with the Company that was based on services before and after the account was acquired in an acquisition. A complaint was filed in Massachusetts State Court, Essex County in February 2018. Under the terms of the purchase agreement, the Company’s liability, if any, was solely and expressly limited to damages related to its handling of the account at issue. The parties participated in formal mediation and at that time, Plaintiff’s starting settlement demand was over $2 million. The mediation was not successful. The Company made an offer of $100,000 in December 2024 to settle the suit, which was accepted. The settlement amount was recorded in accrued expenses at December 31, 2024 in the condensed consolidated balance sheet. A settlement agreement with mutual releases was signed by the parties in January 2025 and payment was made in February 2025.

A dispute occurred with a former customer regarding previous services rendered and they filed a complaint in New York Supreme Court, Onondaga County in January 2024. During settlement communications, Plaintiff’s initial settlement demand was over $2.5 million. During ongoing settlement communications, the Company made an offer of $29,000 in March 2025, which was accepted. A settlement agreement with mutual releases was signed by the parties in May 2025 and payment was made in June 2025.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

10. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $31,000 and $34,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $51,000 and $59,000 for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, the accounts receivable balance due from this customer was approximately $9,000 and $13,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the three months ended June 30, 2025 and 2024 was approximately $71,000 and $70,000, respectively, and was approximately $142,000 and $140,000 for the six months ended June 30, 2025 and 2024, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, the Company spent approximately $838,000 and $250,000, respectively, to upgrade the related party leased facilities. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both June 30, 2025 and December 31, 2024. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,700 per month.

Included in the ROU asset at June 30, 2025 is approximately $505,000 applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2025 is approximately $215,000 and $287,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2024 is approximately $550,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2024 is approximately $181,000 and $367,000, respectively, applicable to the related party leases.

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

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested for $8,000 per month (reduced to $2,000 per month effective September 1, 2024 and reduced to an as-needed basis effective January 1, 2025). The agreement was paid at the contractual amount plus amounts for additional services requested, and as of January 1, 2025, is paid on an hourly basis. The consulting agreement is cancelable with ten days’ notice. The expense recorded under this agreement were approximately $3,000 and $32,000 for the three months ended June 30, 2025 and 2024, respectively, and approximately $11,000 and $55,000 for the six months ended June 30, 2025 and 2024.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2025, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,500 on behalf of talkMD for income taxes.

11. RESTRUCTURING COSTS

In October 2023, the Company committed to effectively align resources with business priorities and improve profitability through a reduction in the workforce for the Healthcare IT segment. The Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of employees to execute its long-term vision. In addition, the Company instituted certain other expense reductions.

A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $1.5 million related to the reduction in workforce of which approximately $606,000 and $645,000 were incurred in 2024 and 2023, respectively, $23,000 and $137,000 was incurred during the three and six months ended June 30, 2025, respectively, with the remaining expenses to be incurred during the remainder of 2025. These restructuring expenses primarily consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits.

The expense associated with the restructuring is included in restructuring costs in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2025	$-	$-	$-
Additions	137	-	137
Payments and other adjustments	(137)	-	(137)
Balance as of June 30, 2025	$-	$-	$-

Balance as of January 1, 2024	$145	$26	$171
Additions	606	-	606
Payments and other adjustments	(751)	(26)	(777)
Balance as of December 31, 2024	$-	$-	$-

12. SHAREHOLDERS’ EQUITY

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

On March 6, 2025, the Board of Directors elected to exercise its conversion rights, which provided for the conversion of each share of Series A Preferred Stock into 7.3358 shares of common stock, inclusive of all accumulated and unpaid dividends. Dividends on the converted shares of Series A Preferred Stock ceased to accrue as of the conversion date. Individual shareholders who, on the exchange date, owned at least 100,000 shares of Series A Preferred Stock did not have their shares automatically converted to common stock so long as they were held by the Company’s transfer agent, unless they consented to the Conversion. There were 3,541,701 shares of Series A Preferred Stock converted and 984,530 shares of Series A Preferred Stock outstanding as of June 30, 2025. Due to the Conversion, the monthly cash dividends were reduced to approximately $455,000 per month. As a result of the Conversion, the Company delisted the Series A Preferred Stock from the Nasdaq Global Market.

At June 30, 2025, the Company had total undeclared dividends of approximately $7.1 million, which represents the accumulated (but undeclared) dividends due to preferred shareholders of record on June 30, 2025. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets. Dividends earned during the period are reflected in the condensed consolidated statements of operations, whether or not they were declared.

13. REVENUE

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

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$18,991	$19,034	$36,696	$36,317
Professional services	4,076	4,491	9,967	8,913
Printing and mailing services	802	809	1,681	1,670
Group purchasing services	208	246	375	401
Medical Practice Management:
Medical practice management services	3,300	3,510	6,290	6,751
Total	$27,377	$28,090	$55,009	$54,052

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

Our digital health services include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended June 30, 2025 and 2024, was approximately $791,000 and $822,000, respectively and for the six months ended June 30, 2025 and 2024, was approximately $1.4 million and $1.3 million, respectively. The revenue for remote patient monitoring for the three months ended June 30, 2025 and 2024, was approximately $199,000 and $210,000, respectively and for the six months ended June 30, 2025 and 2024, was approximately $376,000 and $350,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at June 30, 2025 and 2024 was approximately $38,000 and $41,000, respectively.

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

Information about contract balances:

As of June 30, 2025, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.3 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $340,000 and $281,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Acquisitions	-	32	-	-
Increase (decrease), net	789	(411)	20	244
Balance as of June 30, 2025	$13,563	$3,955	$1,232	$631

Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase (decrease), net	1,191	(294)	(156)	134
Balance as of June 30, 2024	$13,079	$4,800	$1,224	$390

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $257,000 and $478,000 at June 30, 2025 and 2024, respectively, and are included in the other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended June 30, 2025 and 2024 was approximately $65,000 and $83,000, respectively, and approximately $136,000 and $173,000 for the six months ended June 30, 2025 and 2024, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended June 30, 2025 and 2024, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
	($ in thousands)
Beginning balance	$837	$879
Provision	169	334
Recoveries/adjustments	-	2
Write-offs	(131)	(378)
Ending balance	$875	$837

14. STOCK-BASED COMPENSATION

As of June 30, 2025, 499,683 shares of common stock and 16,000 shares of Series B Preferred Stock are available for grant under the Equity Incentive Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

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

In March 2024, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of RSUs granted based on employment agreements and the amount vested based on specified criteria being achieved during the year 2024. There were 34,000 RSUs granted. During May 2024, an additional executive bonus with similar terms was approved and 12,000 shares were awarded. During December 2024, the Compensation Committee approved the award of these shares based on achievement of the specified criteria. For the three and six months ended June 30, 2025, an expense of approximately $111,000 and $219,000, respectively, was recorded. For the three and six months ended June 30, 2024, an expense of approximately $265,000 and a net benefit of approximately $443,000, respectively, was recorded. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s Equity Incentive Plan for the six months ended June 30, 2025 and 2024:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	-	-	-
Vested	(89,700)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at June 30, 2025	152,800	-	19,199

Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	50,000	-	46,000
Vested	(366,214)	-	(14,000)
Forfeited	(224,032)	-	(24,000)
Outstanding and unvested shares at June 30, 2024	213,249	-	65,199

At June 30, 2025 there was no liability for taxes withheld in connection with the equity awards. There was a liability for taxes withheld in connection with the equity awards of approximately $6,000 at December 31, 2024 and is included in accrued compensation in the condensed consolidated balance sheet. No amounts were paid in connection with cash-settled awards during the three and six months ended June 30, 2025 and 2024.

Stock-based compensation expense (benefit)

The following table summarizes the components of share-based compensation expense (benefit) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Direct operating costs	$-	$2	$-	$(43)
General and administrative	111	268	216	(428)
Research and development	-	(68)	3	(14)
Selling and marketing	-	63	-	42
Total stock-based compensation expense (benefit)	$111	$265	$219	$(443)

15. INCOME TAXES

The income tax expense for the three months ended June 30, 2025 was approximately $42,000 comprised of current state tax expense of $30,000 and foreign tax expense of $12,000. The income tax expense for the six months ended June 30, 2025 was approximately $83,000 comprised of current state tax expense of $60,000 and foreign tax expense of $23,000. There was no deferred income tax for the three and six months ended June 30, 2025.

The income tax expense for the three months ended June 30, 2024 was approximately $39,000 comprised of a current tax expense of $30,000 and a foreign tax expense of $9,000. The income tax expense for the six months ended June 30, 2024 was approximately $78,000 comprised of a current tax expense of $60,000 and foreign tax expense of $18,000. There was no deferred income tax for the three and six months ended June 30, 2024.

The current income tax provision for the three and six months ended June 30, 2025 and 2024 primarily relates to state minimum taxes and foreign income taxes. To the extent allowable, prior to January 1, 2024, the federal and state deferred tax provision had been offset by the indefinite life net operating loss. As a result of the goodwill impairment charge recorded for the year ended December 31, 2023, no deferred tax liability is currently required.

The Company previously incurred losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of June 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at June 30, 2025 or December 31, 2024.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at June 30, 2025 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. There was no contingent consideration recorded at December 31, 2024.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Balance - January 1,	$-	$-
Acquisitions	756	-
Change in fair value	-	-
Payments	-	-
Balance - June 30,	$756	$-

17. SEGMENT REPORTING

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

	Six Months Ended June 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$48,719	$6,290	(a)	$55,009
Operating expenses:
Direct operating costs	24,666	5,278		29,944
Selling and marketing	2,234	15		2,249
General and administrative	4,455	1,211		5,666
Research and development	2,255	-		2,255
Depreciation and amortization	6,555	164		6,719
Restructuring costs	137	-		137
Total operating expenses	40,302	6,668		46,970
Segment operating income (loss)	$8,417	$(378)		$8,039

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				$(3,024)
Net interest expense				(33)
Other expenses				(49)
Income before income taxes				$4,933

(a) This revenue represents fees based on our actual costs plus a percentage of the operating profit.

	Three Months Ended June 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$24,077	$3,300	(a)	$27,377
Operating expenses:
Direct operating costs	11,763	2,717		14,480
Selling and marketing	1,110	8		1,118
General and administrative	2,343	569		2,912
Research and development	1,020	-		1,020
Depreciation and amortization	3,300	82		3,382
Restructuring costs	23	-		23
Total operating expenses	19,559	3,376		22,935
Segment operating income (loss)	$4,518	$(76)		$4,442

Reconciliation of profit or loss (segment profit/loss)
Unallocated corporate expenses				(1,446)
Interest expense				(17)
Other expenses				(35)
Income before income taxes				$2,944

(a) This revenue represents fees based on our actual costs plus a percentage of the operating profit.

	Six Months Ended June 30, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$47,301	$6,751	(a)	$54,052
Operating expenses:
Direct operating costs	25,254	5,165		30,419
Selling and marketing	3,417	17		3,434
General and administrative	4,602	911		5,513
Research and development	1,968	-		1,968
Depreciation and amortization	7,478	166		7,644
Restructuring costs	438	-		438
Total operating expenses	43,157	6,259		49,416
Segment operating income	$4,144	$492		$4,636

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				$(2,236)
Net interest expense				(602)
Other income				(287)
Income before income taxes				$1,511

(a) This revenue represents fees based on our actual costs plus a percentage of the operating profit.

	Three Months Ended June 30, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$24,580	$3,510	(a)	$28,090
Operating expenses:
Direct operating costs	12,710	2,532		15,242
Selling and marketing	1,657	7		1,664
General and administrative	2,021	477		2,498
Research and development	1,055	-		1,055
Depreciation and amortization	3,633	81		3,714
Restructuring costs	116	-		116
Total operating expenses	21,192	3,097		24,289
Segment operating income	$3,388	$413		$3,801

Reconciliation of profit or loss (segment profit/loss)
Unallocated corporate expenses				(1,530)
Interest expense				(264)
Other expenses				(294)
Income before income taxes				$1,713

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2025 and 2024, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First Citizens Bank & Trust Company in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of this financial institution to ensure its credit worthiness. As of June 30, 2025 and December 31, 2024, the Company held cash of approximately $1.2 million and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

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

29

●

AI-Powered Ambient Listening: cirrusAI Notes seamlessly captures natural patient-provider conversations in the exam room in real-time, automatically generating and integrating clinical encounter documentation directly into the EHR. Powered by cutting-edge Healthcare Generative AI, it alleviates documentation burdens, saving providers 20% more time per day to focus on delivering exceptional patient care.

●

AI-Powered Call Auditing: cirrusAI Voice listens to recorded calls in healthcare facilities, evaluates agents’ performance against pre-defined KPIs, and assigns scores to each agent. With detailed insights into agent performance, healthcare managers can identify strengths and areas for improvement, enabling targeted training and development. By ensuring higher-quality interactions, this service empowers healthcare call centers to deliver superior patient care, enhance operational efficiency, and drive continuous improvement in service delivery.

●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payor involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.

●	CareCloud cirrusAI integrates with CareCloud’s EHR solutions, talkEHR and CareCloud Charts, making it easily accessible to providers of all sizes.
○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:
○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:
○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.

Our medical practice management solutions include:

●	Medical practice management:
○	Medical practice management services for medical providers, including facilities, equipment, supplies, support services, nurses, and administrative support staff.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 300 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,600 team members that are approximately 18% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 18% and 14% of total expenses for the six months ended June 30, 2025 and 2024, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 77% and 76% for the six months ended June 30, 2025 and 2024, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income:

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue	$27,377	$28,090	$55,009	$54,052

GAAP net income	2,902	1,674	4,850	1,433

Provision for income taxes	42	39	83	78
Net interest expense	17	264	33	602
Foreign exchange loss / other expense	41	306	60	301
Stock-based compensation expense (benefit)	111	265	219	(443)
Depreciation and amortization	3,382	3,714	6,719	7,644
Transaction and integration costs	11	11	23	23
Restructuring costs	23	116	137	438
Adjusted EBITDA	$6,529	$6,389	$12,124	$10,076

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income:

●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue	$27,377	$28,090	$55,009	$54,052

GAAP net income	2,902	1,674	4,850	1,433
Provision for income taxes	42	39	83	78
Net interest expense	17	264	33	602
Other expense - net	35	294	49	287
GAAP operating income	2,996	2,271	5,015	2,400
GAAP operating margin	10.9%	8.1%	9.1%	4.4%

Stock-based compensation expense (benefit)	111	265	219	(443)
Amortization of purchased intangible assets	193	586	282	1,426
Transaction and integration costs	11	11	23	23
Restructuring costs	23	116	137	438
Non-GAAP adjusted operating income	$3,334	$3,249	$5,676	$3,844
Non-GAAP adjusted operating margin	12.2%	11.6%	10.3%	7.1%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income:

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
GAAP net income	$2,902	$1,674	$4,850	$1,433

Foreign exchange loss / other expense	41	306	60	301
Stock-based compensation expense (benefit)	111	265	219	(443)
Amortization of purchased intangible assets	193	586	282	1,426
Transaction and integration costs	11	11	23	23
Restructuring costs	23	116	137	438
Non-GAAP adjusted net income	$3,281	$2,958	$5,571	$3,178

Set forth below is a reconciliation of our GAAP net income attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP net income (loss) attributable to common shareholders, per share	$0.04	$(0.14)	$0.02	$(0.24)
Impact of preferred stock dividend	0.03	0.24	0.09	0.33
Net income per end-of-period share	0.07	0.10	0.11	0.09

Foreign exchange loss / other expense	0.00	0.02	0.00	0.02
Stock-based compensation expense (benefit)	0.00	0.01	0.01	(0.03)
Amortization of purchased intangible assets	0.00	0.04	0.01	0.09
Transaction and integration costs	0.00	0.00	0.00	0.00
Restructuring costs	0.00	0.01	0.00	0.03
Non-GAAP adjusted earnings per share	$0.07	$0.18	$0.13	$0.20

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of June 30, 2025 and 2024. Non-GAAP adjusted earnings per share does not take into account dividends declared or earned on preferred stock.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both June 30, 2025 and 2024, we provided services to approximately 40,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,600 independent medical practices and hospitals. In addition, we served approximately 150 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenues from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 69% and 68% for the three months ended June 30, 2025 and 2024, respectively, and 67% for both the six months ended June 30, 2025 and 2024. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 19% and 20% of revenues for the three months ended June 30, 2025 and 2024, respectively, and 22% and 21% for the six months ended June 30, 2025 and 2024, respectively.

We earned approximately 12% of our revenue from medical practice management services during the three and six months ended June 30, 2025 and 2024. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2025 and December 31, 2024.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2024.

Capitalized Software Costs:

As of June 30, 2025 and December 31, 2024, the carrying amounts of internally-developed capitalized software in use was $8.7 million and $12.3 million, respectively. The decrease was due to the amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	52.9%	54.3%	54.4%	56.3%
Selling and marketing	4.1%	5.9%	4.1%	6.4%
General and administrative	15.9%	14.3%	15.8%	14.3%
Research and development	3.7%	3.8%	4.1%	3.6%
Depreciation and amortization	12.4%	13.2%	12.2%	14.1%
Restructuring costs	0.1%	0.4%	0.3%	0.8%
Total operating expenses	89.1%	91.9%	90.9%	95.5%

Operating income	10.9%	8.1%	9.1%	4.5%

Net interest expense	(0.1%)	(0.9%)	0.0%	(1.1%)
Other expense - net	(0.1%)	(1.0%)	(0.1%)	(0.5%)
Income before provision for income taxes	10.7%	6.2%	9.0%	2.9%
Income tax provision	0.1%	0.1%	0.2%	0.1%
Net income	10.6%	6.1%	8.8%	2.8%

Comparison of the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	($ in thousands)
Net revenue	$27,377	$28,090	$(713)	(3%)	$55,009	$54,052	$957	2%

Net Revenue. Net revenue of $27.4 million and $55.0 million for the three and six months ended June 30, 2025, respectively, decreased by $713,000 or 3% and increased by $957,000 or 2% from net revenue of $28.1 million and $54.1 million for the three and six months ended June 30, 2024, respectively. Revenue for the three and six months ended June 30, 2025 includes $19.0 million and $36.7 million relating to technology-enabled business solutions, $4.1 million and $10.0 million related to professional services and $3.3 million and $6.3 million for medical practice management services, respectively.

There was approximately a $415,000 decrease and a $1.1 million increase in professional services revenue, a $43,000 decrease and $379,000 increase in technology-enabled business solutions revenue, and a $210,000 and $461,000 decrease in medical practice management services revenue for the three and six months ended June 30, 2025, respectively, compared to the same period in the prior year.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	($ in thousands)
Direct operating costs	$14,480	$15,242	$(762)	(5%)	$29,944	$30,419	$(475)	(2%)
Selling and marketing	1,118	1,664	(546)	(33%)	2,249	3,434	(1,185)	(35%)
General and administrative	4,358	4,028	330	8%	8,690	7,749	941	12%
Research and development	1,020	1,055	(35)	(3%)	2,255	1,968	287	15%
Depreciation	594	503	91	18%	1,155	1,006	149	15%
Amortization	2,788	3,211	(423)	(13%)	5,564	6,638	(1,074)	(16%)
Restructuring costs	23	116	(93)	(80%)	137	438	(301)	(69%)
Total operating expenses	$24,381	$25,819	$(1,438)	(6%)	$49,994	$51,652	$(1,658)	(3%)

Direct Operating Costs. Direct operating costs of $14.5 million and $29.9 million for the three and six months ended June 30, 2025, respectively, decreased by $762,000 or 5% and $475,000 or 2% compared to direct operating costs of $15.2 million and $30.4 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, salary costs decreased by $341,000 and increased by $18,000, outsourcing and processing costs decreased by $383,000 and $405,000 and billable expenses decreased by $274,000 and $258,000, respectively. The decrease in the salary costs primarily relates to professional services salaries due to the decreased professional services revenue.

Selling and Marketing Expense. Selling and marketing expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively, decreased by $546,000 or 33% and $1.2 million or 35% from selling and marketing expense of $1.7 million and $3.4 million for the three and six months ended June 30, 2024, respectively. The decrease for the three and six months ended June 30, 2025 was due to a reduction in headcount and lower spending on selling and marketing activities.

General and Administrative Expense. General and administrative expense of $4.4 million and $8.7 million for the three and six months ended June 30, 2025, respectively, increased by $330,000 or 8% and $941,000 or 12% compared to general and administrative expense of $4.0 million and $7.7 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, salary costs increased by $385,000 and $1.4 million, respectively and legal and professional fees decreased by $170,000 and $459,000, respectively.

Research and Development Expense. Research and development expense of $1.0 million and $2.3 million for the three and six months ended June 30, 2025, respectively, decreased by approximately $35,000 or 3% and increased by $287,000 or 15% from research and development expense of $1.1 million and $2.0 million for the three and six months ended June 30, 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company capitalized approximately $1.7 million and $3.0 million, respectively, of development costs in connection with its internal-use software. The increase in expense was primarily due to a shift in the nature of development activities, with fewer costs qualifying for capitalization as internal-use software, resulting in a greater portion of costs being recognized as operating expenses in the current period.

Depreciation Expense. Depreciation expense of $594,000 and $1.2 million for the three and six months ended June 30, 2025, respectively, increased by $91,000 and $149,000 from depreciation of $503,000 and $1.1 million for the three and six months ended June 30, 2024, respectively.

Amortization Expense. Amortization expense of $2.8 million and $5.6 million for the three and six months ended June 30, 2025, respectively, decreased by $423,000 or 13% and $1.1 million or 16% from amortization expense of $3.2 million and $6.6 million for the three and six months ended June 30, 2024, respectively. The decrease for the three and six months ended June 30, 2025, was due to previously acquired customer relationships becoming fully amortized.

Restructuring Costs. Restructuring costs of $23,000 and $137,000 for the three and six months ended June 30, 2025, respectively primarily consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. There were $116,000 and $438,000 of restructuring costs for the three and six months ended June 30, 2024, respectively.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	($ in thousands)
Interest income	$51	$24	$27	113%	$93	$51	$42	82%
Interest expense	(68)	(288)	(220)	(76%)	(126)	(653)	(527)	(81%)
Other expense - net	(35)	(294)	259	88%	(49)	(287)	238	(83%)
Income tax provision	42	39	3	8%	83	78	5	6%

Interest Income. Interest income of $51,000 and $93,000 for the three and six months ended June 30, 2025, respectively, increased by $27,000 and $42,000 from interest income of $24,000 and $51,000 for the three and six months ended June 30, 2024, respectively. The interest income represents late fees from customers and interest earned on temporary cash investments, which increased due to additional funds being temporarily invested.

Interest Expense. Interest expense of $68,000 and $126,000 for the three and six months ended June 30, 2025, respectively, decreased by $220,000 and $527,000 from interest expense of $288,000 and $653,000 for the three and six months ended June 30, 2024, respectively. The interest expense decrease was due to no borrowings on the line of credit during 2025. Interest expense on the line of credit was $25,000 and $518,000 during the six months ended June 30, 2025 and 2024, respectively and includes fee related to the line of credit.

Other (Expense) – net. Other Expense – net was $35,000 and $49,000 for the three and six months ended June 30, 2025, respectively, compared to other expense – net of $294,000 and $287,000 for the three and six months ended June 30, 2024, respectively. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $42,000 and $83,000 for the three and six months ended June 30, 2025, respectively, compared to the provision for income taxes of $39,000 and $78,000 for the three and six months ended June 30, 2024, respectively. In 2023, there was a goodwill impairment charge of $42 million, a portion of which was allocated to the tax deductible portion of the goodwill balance. The impairment charge resulted in the reversal of the entire deferred tax liability at December 31, 2023. There was no deferred tax liability recorded at December 31, 2024 or June 30, 2025. There were no deferred income taxes for the three and six months ended June 30, 2025 and 2024.

The current income tax expense for the three and six months ended June 30, 2025 was approximately $42,000 and $83,000, respectively, which represents state minimum taxes and foreign income taxes. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of a deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is currently evaluating OBBBA, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2025, the Company had total cash of $10.4 million and net working capital of $14.9 million. For the six months ended June 30, 2025, cash provided by operations was $12.5 million offset by cash used in investing and financing activities of $7.2 million resulting in an increase in cash of $5.3 million after accounting for the effect of $29,000 of exchange rate changes. As of June 30, 2025, there were no borrowings under the credit facility as compared to $5.0 million outstanding on the line of credit as of June 30, 2024.

For the three and six months ended June 30, 2025, the Company recorded net income of $2.9 million and $4.9 million, respectively. Management developed a plan that was substantially implemented during fiscal 2023 and 2024 to improve liquidity in its operations through reductions in payroll and operating expenses. The Company suspended its Preferred Stock dividends in December 2023, which was resumed in February 2025. Further cost reductions will continue throughout 2025.

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

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on the prime rate which decreased slightly in 2024 and has remained consistent during 2025.

The Company has a revolving line of credit, and as of June 30, 2025, there were no borrowings under the credit facility. During October 2024, the credit line was reduced to $10 million at the Company’s request. The current unused borrowing base is approximately $9.5 million. The credit line expires in October 2025 and the Company is in the process of renewing the credit line.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2025	2024	2025	2024	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$7,408	$4,279	$12,521	$8,345	$4,176	50%
Net cash used in investing activities	(1,993)	(1,603)	(3,503)	(3,471)	(32)	(1%)
Net cash used in financing activities	(1,762)	(4,138)	(3,694)	(5,512)	1,818	33%
Effect of exchange rate changes on cash	(18)	(59)	(29)	(76)	47	62%
Net increase (decrease) in cash	$3,635	$(1,521)	$5,295	$(714)	$6,009	842%

The income before income taxes was $2.9 million and $4.9 million for the three and six months ended June 30, 2025, respectively, which included $3.4 million and $6.7 million of non-cash depreciation and amortization, respectively. The income before income taxes was $1.7 million and $1.5 million for the three and six months ended June 30, 2024, respectively, which included $3.7 million and $7.6 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $12.5 million and $8.3 million during the six months ended June 30, 2025 and 2024, respectively. This increase was primarily the result of the increase in the net income of $3.4 million which included the following changes in non-cash items: a decrease in depreciation and amortization of $963,000 offset by a net increase in stock-based compensation of $662,000. Accounts receivable increased $958,000 for the six months ended June 30, 2025, compared with an increase of $1.3 million for the six months ended June 30, 2024. Accounts payable, accrued compensation and accrued expenses increased by $377,000 and $41,000 during the six months ended June 30, 2025 and 2024, respectively. The contract asset decreased by $411,000 during the six months ended June 30, 2025 compared to a decrease of $729,000 in the prior period.

Investing Activities

Net cash used in investing activities was $3.5 million for both the six months ended June 30, 2025 and 2024. Capital expenditures were $1.8 million and $425,000 for the six months ended June 30, 2025 and 2024, respectively. The capital expenditures for the six months ended June 30, 2025 and 2024 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $1.7 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $3.7 million and $5.5 million during the six months ended June 30, 2025 and 2024, respectively. Cash used in financing activities during the six months ended June 30, 2025 included $3.3 million of preferred stock dividends, $355,000 of repayments for debt obligations and $22,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities during the six months ended June 30, 2024 included $328,000 of repayments for debt obligations and $184,000 of tax withholding obligations paid in connection with stock awards issued to employees. Repayments on the line of credit were $5.0 million for the six months ended June 30, 2024.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of June 30, 2025. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2025, and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2025, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and l5d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For the year ending December 31, 2025, the Company will be required to have an attestation by its independent registered public accounting firm regarding the effectiveness of its internal controls over financial reporting. Additionally, for the year ending December 31, 2025, the Company will become an accelerated filer.

Part II. Other Information

Item 1. Legal Proceedings

See discussion of legal proceedings in “Note 9, Commitments And Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report, which is incorporated by reference herein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. Effective in September 2024, there was a change in the dividend rate on the Series A Preferred Stock from 11.00% to 8.75%. Due to the conversion of the majority of the Series A Preferred Stock in March 2025, the dividend amount due on the converted shares resulting from the suspension was settled. During February 2025 and continuing monthly thereafter, the Company resumed payment of the dividends, paying one month of dividends in arrears each month based on the oldest dividend amount outstanding. As a result of such suspension, as of the filing date of this Quarterly Report, the Company has approximately $7.1 million of dividends in arrears. During this suspension, dividends continued to accumulate in arrears on the remaining Series A and Series B Preferred Stock. See discussion of preferred stock dividend suspension in “Note 12, Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Co-Chief Executive Officer
Date: August 5, 2025

By:	/s/ Stephen Snyder
Stephen Snyder
Co-Chief Executive Officer
Date: August 5, 2025

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date: August 5, 2025

