Form 10-Q
period 2025-09-30
CareCloud, Inc.
filed 2025-11-06
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At October 31, 2025, the registrant had 42,397,039 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K/A filed with the SEC on April 3, 2025. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of Medsphere Systems Corporation, RevNu Medical Management and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with our acquisitions;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”) in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to keep pace with a rapidly changing healthcare industry;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman and A. Hadi Chaudhry and Stephen Snyder as Co-Chief Executive Officers, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Provident Bank, and other future debt facilities;

●	our ability to continue to pay our monthly dividends which were suspended in December 2023 and resumed in February 2025 to the holders of our Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”);

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to effectively integrate, manage and keep our information systems secure and operational in the event of a cyber-attack;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$4,258	$5,145
Restricted cash	815	-
Accounts receivable - net	15,319	12,774
Contract asset	3,957	4,334
Inventory	605	574
Current assets - related party	16	16
Prepaid expenses and other current assets	4,294	1,957
Total current assets	29,264	24,800
Property and equipment - net	6,314	5,290
Operating lease right-of-use assets	2,781	3,133
Intangible assets - net	21,257	18,698
Goodwill	30,411	19,186
Other assets	549	507
TOTAL ASSETS	$90,576	$71,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,693	$4,565
Accrued compensation	3,830	1,817
Accrued expenses	5,671	4,951
Operating lease liability (current portion)	1,105	1,287
Deferred revenue (current portion)	4,266	1,212
Notes payable (current portion)	149	310
Contingent consideration (current portion)	777	-
Dividend payable	714	5,438
Total current liabilities	23,205	19,580
Notes payable	230	26
Borrowings under line of credit	6,500	-
Contingent consideration	426	-
Operating lease liability	1,682	1,847
Deferred revenue	729	387
Total liabilities	32,772	21,840
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 and 4,526,231 shares at September 30, 2025 and December 31, 2024, respectively. Series B, issued and outstanding 1,511,372 shares at September 30, 2025 and December 31, 2024.	2	6
Common stock, $0.001 par value - authorized 85,000,000 shares. Issued 43,137,838 and 16,997,035 shares at September 30, 2025 and December 31, 2024, respectively. Outstanding 42,397,039 and 16,256,236 shares at September 30, 2025 and December 31, 2024, respectively	43	17
Additional paid-in capital	121,218	121,046
Accumulated deficit	(58,720)	(66,630)
Accumulated other comprehensive loss	(4,077)	(4,003)
Less: 740,799 common shares held in treasury, at cost at September 30, 2025 and December 31, 2024	(662)	(662)
Total shareholders’ equity	57,804	49,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,576	$71,614

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET REVENUE	$31,067	$28,546	$86,076	$82,598
OPERATING EXPENSES:
Direct operating costs	16,224	15,420	46,168	45,839
Selling and marketing	1,123	1,375	3,372	4,809
General and administrative	4,887	4,378	13,577	12,127
Research and development	1,584	800	3,839	2,768
Depreciation and amortization	4,022	3,241	10,741	10,885
Restructuring costs	17	67	154	505
Total operating expenses	27,857	25,281	77,851	76,933
OPERATING INCOME	3,210	3,265	8,225	5,665
OTHER:
Interest income	95	17	188	68
Interest expense	(147)	(179)	(273)	(832)
Other (expense) income - net	(55)	60	(104)	(227)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,103	3,163	8,036	4,674
Income tax provision	43	41	126	119
NET INCOME	$3,060	$3,122	$7,910	$4,555

Preferred stock dividend	1,365	3,789	5,541	9,024
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,695	$(667)	$2,369	$(4,469)

Net income (loss) per common share: basic and diluted	$0.04	$(0.04)	$0.07	$(0.28)
Weighted-average common shares used to compute basic and diluted loss per share	42,368,914	16,195,363	36,236,128	16,114,330

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
NET INCOME	$3,060	$3,122	$7,910	$4,555
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment (a)	85	(51)	(74)	(91)
COMPREHENSIVE INCOME	$3,145	$3,071	$7,836	$4,464

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	1,948	-	-	1,948
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	-	(58)
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Issuance of stock under the equity incentive plan	-	-	-	-	83,645	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	104	-	-	-	104
Preferred stock dividends	-	-	-	-	-	-	(26)	-	-	-	(26)
Balance - March 31, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177

Balance - April 1, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177
Net income	-	-	-	-	-	-	-	2,902	-	-	2,902
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(101)	-	(101)
Issuance of stock under the equity incentive plan	-	-	-	-	910	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	100	-	-	-	100
Preferred stock dividends	-	-	-	-	-	-	(1,002)	-	-	-	(1,002)
Balance - June 30, 2025	984,530	$1	1,511,372	$1	43,062,838	$43	$122,635	$(61,780)	$(4,162)	$(662)	$56,076

Balance - July 1, 2025	984,530	$1	1,511,372	$1	43,062,838	$43	$122,635	$(61,780)	$(4,162)	$(662)	$56,076
Net income	-	-	-	-	-	-	-	3,060	-	-	3,060
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	85	-	85
Issuance of stock under the equity incentive plan	-	-	-	-	75,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	87	-	-	-	87
Preferred stock dividends	-	-	-	-	-	-	(1,504)	-	-	-	(1,504)
Balance - September 30, 2025	984,530	$1	1,511,372	$1	43,137,838	$43	$121,218	$(58,720)	$(4,077)	$(662)	$57,804

Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net loss	-	-	-	-	-	-	-	(241)	-	-	(241)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	14,000	-	238,400	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	(79)	-	-	-	(79)
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - March 31, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420

Balance - April 1, 2024	4,526,231	$5	1,482,792	$1	16,859,291	$17	$120,622	$(74,722)	$(3,841)	$(662)	$41,420
Net income	-	-	-	-	-	-	-	1,674	-	-	1,674
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(68)	-	(68)
Issuance of stock under the equity incentive plan	-	-	-	-	26,695	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	218	-	-	-	218
Balance - June 30, 2024	4,526,231	$5	1,482,792	$1	16,885,986	$17	$120,840	$(73,048)	$(3,909)	$(662)	$43,244

Balance - July 1, 2024	4,526,231	$5	1,482,792	$1	16,885,986	$17	$120,840	$(73,048)	$(3,909)	$(662)	$43,244
Net loss	-	-	-	-	-	-	-	3,122	-	-	3,122
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(51)	-	(51)
Issuance of stock under the equity incentive plan	-	-	-	-	76,633	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	193	-	-	-	193
Balance - September 30, 2024	4,526,231	$5	1,482,792	$1	16,962,619	$17	$121,033	$(69,926)	$(3,960)	$(662)	$46,508

For the nine months ended September 30, 2025, the Company declared nine months of dividends and paid eight months of dividends on the Preferred Shares.

Approximately $5,000 of dividends were declared and no dividends were paid during the nine months ended September 30, 2024.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

($ in thousands)

	2025	2024
OPERATING ACTIVITIES:
Net income	$7,910	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,936	11,138
Lease amortization	1,319	1,502
Provision for expected credit losses	343	284
Foreign exchange loss (gain)	60	(114)
Interest accretion	326	465
Stock-based compensation expense (benefit)	307	(191)
Changes in operating assets and liabilities:
Accounts receivable	(796)	(388)
Contract asset	461	477
Inventory	(31)	(49)
Other assets	(2,581)	(63)
Accounts payable and other liabilities	2,124	(2,206)
Deferred revenue	(492)	3
Net cash provided by operating activities	19,886	15,413
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,655)	(759)
Capitalized software and other intangible assets	(2,505)	(4,385)
Payments for acquisitions	(16,040)	-
Net cash used in investing activities	(21,200)	(5,144)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(4,821)	-
Payment of contingent obligations	(53)	-
Payment of tax withholding obligations on stock issued to employees	(22)	(200)
Repayments of notes payable	(378)	(478)
Proceeds from line of credit	8,343	-
Repayment of line of credit	(1,843)	(10,000)
Net cash provided by (used in) financing activities	1,226	(10,678)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	(140)
NET DECREASE IN CASH AND RESTRICTED CASH	(72)	(549)
CASH - Beginning of the period	5,145	3,331
CASH AND RESTRICTED CASH - End of the period	$5,073	$2,782
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends to common stock	$2,435	$-
Dividends declared, not paid	$714	$5
Purchase of prepaid insurance with assumption of note	$-	$685
Reclass of deposits for property and equipment placed in service	$-	$296
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$172	$145
Interest	$64	$642

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

During the quarter ended September 30, 2025, the Company formed a new subsidiary CareCloud Holdings, Inc which acquired the assets of Medsphere Systems Corporation. (See Note 4).

CareCloud has its corporate office in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 3, 2025.

Significant Accounting Policies — During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326). The amendments in this update introduce a practical expedient for all entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Entities should apply the new guidance prospectively. The Company does not expect this update to have a material impact on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update makes targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of determining if this update will have a significant impact on the consolidated financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETs

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
	($ in thousands)
Prepayments to vendors	$2,025	$1,099
Prepaid credit card	342	-
Prepaid insurance	901	494
Prepaid commissions	152	243
Other	874	121
	$4,294	$1,957

4. ACQUISITIONS

On August 22, 2025 (the “Medsphere Closing Date”), CareCloud Holdings, Inc (“Holdings”), a newly created, indirect subsidiary of CareCloud, entered into and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Medsphere Systems Corporation (“Medsphere”), a Delaware corporation (the “Seller”). The acquisition was accounted for as a business combination. Pursuant to the Purchase Agreement, Holdings acquired certain assets and assumed certain liabilities of Seller, which is in the business of providing healthcare IT software and related services primarily to the U.S. inpatient and ambulatory market.

The aggregate purchase price for the acquisition was $16,500,000, plus the assumption of certain liabilities. The purchase price was comprised of: (i) $8,250,000 in cash, subject to provisions as set forth in the agreement and (ii) $8,250,000 payable by Holdings to Seller’s secured bank lender Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to a Deferred Payment Agreement, bearing interest at a rate of 12% per year with a maturity date of February 20, 2026. The Company and its subsidiaries were also party to the Deferred Payment Agreement as guarantors. The obligations of the Company and its subsidiaries under the Deferred Payment Agreement were secured by their assets pursuant to security documents executed by the Company and its subsidiaries in favor of Wells Fargo. The obligation to Well Fargo was satisfied on September 3, 2025. (See Note 7).

The preliminary purchase price allocation of the Medsphere acquisition is summarized as follows:

($ in thousands)
Cash	$7,750
Notes payable	8,250
Contingent escrow	500
Total purchase price	$16,500

($ in thousands)
Accounts receivable	$2,092
Contract asset	52
Property and equipment	240
Customer relationships	6,210
Technology acquired	1,810
Trademarks	250
Goodwill	11,219
Accounts payable	(941)
Accrued compensation	(544)
Deferred revenue	(3,888)
Total preliminary purchase price allocation	$16,500

The fair value of the contract asset was based on the expected revenue earned by Medsphere as of the Medsphere Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the inpatient and ambulatory market and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratable for income tax purposes over fifteen years. The acquired accounts receivable is recorded at fair value which represents amounts that have been subsequently paid or are expected to be paid by clients. The fair value of the technology is based on the present value of the expected after-tax royalty savings.

The Company engaged a third-party valuation specialist to determine the fair value of the assets and liabilities acquired in the Medsphere acquisition. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company and the valuation specialist need to complete the detailed valuations and necessary calculations. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the Medsphere acquisition was approximately $3.4 million during the three and nine months ended September 30, 2025. The contingent escrow is included in the restricted cash balance at September 30, 2025.

The Medsphere acquisition added additional clients to the Company’s customer base, allowed access to certain inpatient clients and the clinical software market, expanded the Company’s ambulatory footprint and provided entry into managed services.

On April 1, 2025 (the “RevNu Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Gratius Enterprises, Inc., doing business as RevNu Medical Management (“RevNu”), pursuant to which the Company acquired certain assets of RevNu. The acquisition has been accounted for as a business combination. Under the APA, the Company is obligated to make quarterly payments equal to twenty percent (20%) of the revenue generated from the acquired RevNu client accounts for a period of forty-two (42) months following the RevNu Closing Date (the “RevNu Quarterly Payments”). The total purchase price is contingent upon future revenue performance and includes the estimated fair value of the RevNu Quarterly Payments. In the event that the service agreement with a specified customer is terminated, the Company will have no further obligation to make additional payments under the APA. For the quarter ended September 30, 2025, the quarterly payment due to RevNu was approximately $62,000.

RevNu is in the business of providing audiology and hearing aid billing/revenue cycle IT solutions and related services to hearing healthcare providers/practices. The total consideration for this acquisition consisted of contingent consideration of approximately $649,000.

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

The Company performed the valuation of the acquired assets and the contingent consideration. The purchase price allocation is preliminary and will be finalized by year-end when additional information is obtained regarding customer attrition. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the RevNu acquisition was approximately $281,000 and $613,000 during the three and nine months ended September 30, 2025, respectively.

The RevNu acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the Company’s condensed consolidated results of operations as if the Medsphere, RevNu and one other acquisition occurred on January 1, 2024. The pro forma information has been included for comparative purposes and is not indicative of results of operations the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual revenue and the pro forma revenue is approximately $4.6 million and $21.4 million for the three and nine months ended September 30, 2025, respectively, and $10.0 million and $32.3 million for the three and nine months ended September 30, 2024, respectively and are reflected as pro forma adjustments below. These differences primarily represent revenue recorded by Medsphere, RevNu and one other acquisition. Other differences arise primarily from amortizing purchased intangibles using the double declining balance method, depreciating acquired fixed assets, adjusting the interest expense and reversing debt exit fees and the goodwill amortization and impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands, except per share amounts)
Total revenue	$35,639	$38,503	$107,459	$114,873
Net income	$1,514	$2,481	$3,756	$3,320
Net income (loss) attributable to common shareholders	$149	$(1,308)	$(1,785)	$(5,704)
Net income (loss) per common share	$0.00	$(0.08)	$(0.03)	$(0.35)

5. GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At September 30, 2025 and December 31, 2024, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

For the nine months ended September 30, 2025, the Company recorded total acquisition-related intangible assets of approximately $6.9 million in customer relationships, approximately $1.8 million in technology acquired, $250,000 in trademarks, approximately $1.2 million in contingent consideration, and $11.2 million in goodwill, related to the Company’s acquisitions.

The following is the summary of the carrying amount of goodwill for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
	($ in thousands)
Beginning gross balance	$19,186	$19,186
Additions	11,225	-
Ending gross balance	$30,411	$19,186

Intangible assets – net as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
	($ in thousands)
Contracts and relationships acquired	$54,565	$47,597
Capitalized software	37,528	35,108
Non-compete agreements	1,236	1,236
Other intangible assets	10,477	8,417
Total intangible assets	103,806	92,358
Less: Accumulated amortization	82,549	73,660
Intangible assets - net	$21,257	$18,698

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended September 30, 2025 and 2024 was approximately $3.4 million and $2.7 million, respectively, and for the nine months ended September 30, 2025 and 2024 was approximately $8.9 million and $9.4 million, respectively. The weighted-average amortization period remaining is approximately two years.

As of September 30, 2025, future amortization is scheduled to be expensed as follows:

Years ending December 31,	($ in thousands)
2025 (three months)	$3,480
2026	9,650
2027	4,684
2028	2,341
2029	952
Thereafter	150
Total	$21,257

6. NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net income (loss) attributable to common shareholders	$1,695	$(667)	$2,369	$(4,469)
Weighted-average common shares used to compute basic and diluted income (loss) per share	42,368,914	16,195,363	36,236,128	16,114,330
Net income (loss) attributable to common shareholders per share - basic and diluted	$0.04	$(0.04)	$0.07	$(0.28)

The net income (loss) attributable to common shareholders includes the preferred stock dividend amounts earned and declared for the three and nine months ended September 30, 2025 of approximately $1.4 million and $5.5 million, respectively and the preferred stock dividend amounts earned, but not declared, for the three and nine months ended September 30, 2024 of approximately $3.8 million and $9.0 million, respectively. The dividend payable at September 30, 2025 and December 31, 2024 in the condensed consolidated balance sheets represents one month and four months, respectively, of dividends declared, but not paid.

At September 30, 2024, the 265,699 unvested equity restricted stock units (“RSUs”) as discussed in Note 14, have been excluded from the above calculations as they were anti-dilutive. For the three and nine months ended September 30, 2025, the unvested equity RSUs totaling 202,800 were included in the fully diluted net income per share calculation, but it did not have a dilutive effect.

7. ACCRUED EXPENSES AND DEBT

Accrued expenses as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30, 2025	December 31, 2024
	($ in thousands)
Accrued expenses	$3,369	$3,528
Payable to managed practices	2,001	1,116
Taxes and other	301	307
Total	$5,671	$4,951

Bank Debt — The Company had a revolving line of credit with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”) which the Company voluntarily terminated on August 18, 2025. The Company’s credit facility was a secured revolving line of credit where borrowings were based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. During February 2023, the line of credit was increased to $25 million and the term was extended for two additional years maturing on October 12, 2025. The financial covenants were also slightly modified for 2023 and subsequent years. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was temporarily increased from the prime rate plus 1.5% to the prime rate plus 2.0% and the requirement for the minimum liquidity ratio was slightly reduced. The amendments expired March 31, 2024 and the credit facility reverted to its previous terms. During October 2024, the credit line was reduced to $10 million at the Company’s request. As of December 31, 2024, there were no borrowings under the credit facility. Interest on the revolving line of credit was charged at the prime rate plus 2.0% for the first quarter of 2024, but decreased to the prime rate plus 1.5% on April 1, 2024. There was also a fee of one-half of 1% annually for the unused portion of the credit line. The debt was secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Future acquisitions were subject to approval by SVB. The cost of the line of credit, which was included in interest expense, was approximately $58,000 and $83,000 for the three and nine months ended September 30, 2025, respectively. Interest costs on the line of credit, which was also included in interest expense, was approximately $106,000 and $624,000 for the three and nine months ended September 30, 2024, respectively.

The SVB credit agreement contained various covenants and conditions governing the revolving line of credit including an annual fee of $44,000. These covenants included a minimum level of adjusted EBITDA and a minimum liquidity ratio. At December 31, 2024, the Company was in compliance with all covenants. SVB is currently requiring the Company to segregate $315,000 as security for certain electronic funds processing. This amount is included in restricted cash at September 30, 2025.

On August 22, 2025, the Corporation entered into a Deferred Payment Agreement with Wells Fargo for $8,250,000 pursuant to the Purchase Agreement with Medsphere. The Deferred Payment Agreement had an interest rate of 12% per year with a maturity date of February 20, 2026 and was secured by substantially all of the Company’s assets. The Deferred Payment Agreement was paid on September 3, 2025. (See Note 4).

On September 3, 2025 the Company entered into an agreement (the “Agreement”) with Provident Bank (“Provident”) whereby Provident provided the Company with an available line of credit of $10 million. The facility is secured by, among other things, a first lien security interest in substantially all of the assets and other property of the Company. The interest rate of the facility is an adjustable rate equal to the margin (300 basis points) over an independent index which is equal to the Secured Overnight Financing Rate (“SOFR”). The cost of the line of credit, which is included in interest expense, is approximately $47,000 for the three and nine months ended September 30, 2025. The Agreement contains various covenants and conditions governing the revolving line of credit including an initial commitment fee of $35,000 and an annual fee of $35,000 thereafter. At September 30, 2025 the Company was in compliance with all covenants. The Agreement will terminate on September 1, 2027.

Upon entering into the Agreement, the Company borrowed approximately $8.3 million on its line of credit with Provident to satisfy the obligation to Wells Fargo incurred in connection with the Medsphere acquisition. At September 30, 2025, the balance on the line of credit was $6.5 million.

The Company maintains cash balances at Provident and SVB in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions to ensure its credit worthiness. As of September 30, 2025 and December 31, 2024, the Company held cash of approximately $1.2 million and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

8. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company does not have any finance leases.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Operating lease cost	$512	$607	$1,610	$1,864
Short-term lease cost	-	-	5	4
Variable lease cost	5	9	16	21
Total - net lease cost	$517	$616	$1,631	$1,889

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2025 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2025	December 31, 2024
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$2,781	$3,133

Current operating lease liabilities	$1,105	$1,287
Non-current operating lease liabilities	1,682	1,847
Total operating lease liabilities	$2,787	$3,134

Operating leases:
ROU assets	$4,104	$5,125
Asset lease expense	(1,319)	(1,994)
Foreign exchange (loss)/gain	(4)	2
ROU assets, net	$2,781	$3,133

Weighted average remaining lease term (in years):
Operating leases	4.9	5.0
Weighted average discount rate:
Operating leases	14.1%	14.2%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$517	$596	$1,599	$1,873

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$141	$71	$972	$445

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2025 (three months)	$524
2026	1,053
2027	692
2028	400
2029	198
Thereafter	1,252
Total lease payments	4,119
Less: imputed interest	(1,332)
Total lease obligations	2,787
Less: current obligations	1,105
Long-term lease obligations	$1,682

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three and nine months ended September 30, 2025, the Company received approximately $9,000 and $22,000, respectively, in sublease income. For the three and nine months ended September 30, 2024, the Company received sublease income of approximately $19,000 and $75,000, respectively.

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

10. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $32,000 and $34,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $83,000 and $93,000 for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the accounts receivable balance due from this customer was approximately $12,000 and $13,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for both the three months ended September 30, 2025 and 2024 was approximately $71,000, and was approximately $213,000 and $211,000 for the nine months ended September 30, 2025 and 2024, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, the Company spent approximately $1.3 million and $444,000, respectively, to upgrade the related party leased facilities. The 2025 expenditures were primarily related to the expansion of the Company’s AI center. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both September 30, 2025 and December 31, 2024. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,700 per month.

Included in the ROU asset at September 30, 2025 is approximately $491,000 applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2025 is approximately $217,000 and $272,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2024 is approximately $550,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2024 is approximately $181,000 and $367,000, respectively, applicable to the related party leases.

During 2025, the Company employed the son of one of the Co-Chief Executive Officers. For the nine months ended September 30, 2025, the Company recorded $38,000 of salary expense.

During July 2025, the Company entered into a month-to-month consulting agreement with an entity owned and controlled by the son of the Executive Chairman to provide consulting services to the Company in artificial intelligence technology for $15,000 per month plus travel expenses. The expense recorded under this agreement was approximately $38,000 during the quarter ended September 30, 2025.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested for $8,000 per month (reduced to $2,000 per month effective September 1, 2024 and reduced to an as-needed basis effective January 1, 2025). The agreement was paid at the contractual amount plus amounts for additional services requested, and as of January 1, 2025, is paid on an hourly basis. The consulting agreement is cancelable with ten days’ notice. The expense recorded under this agreement were approximately $1,000 and $16,000 for the three months ended September 30, 2025 and 2024, respectively, and approximately $12,000 and $71,000 for the nine months ended September 30, 2025 and 2024.

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

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2025, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,500 on behalf of talkMD for income taxes.

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

A majority of the impacted employees exited in the fourth quarter of 2023. The Company estimates that it will incur expenses of approximately $1.5 million related to the reduction in workforce of which approximately $606,000 and $645,000 were incurred in 2024 and 2023, respectively, $17,000 and $154,000 was incurred during the three and nine months ended September 30, 2025, respectively, with the remaining expenses to be incurred during the remainder of 2025. These restructuring expenses primarily consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits.

The expense associated with the restructuring is included in restructuring costs in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2025	$-	$-	$-
Additions	154	-	154
Payments and other adjustments	(154)	-	(154)
Balance as of September 30, 2025	$-	$-	$-

Balance as of January 1, 2024	$145	$26	$171
Additions	606	-	606
Payments and other adjustments	(751)	(26)	(777)
Balance as of December 31, 2024	$-	$-	$-

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

On March 6, 2025, the Board of Directors elected to exercise its conversion rights, which provided for the conversion of each share of Series A Preferred Stock into 7.3358 shares of common stock, inclusive of all accumulated and unpaid dividends. Dividends on the converted shares of Series A Preferred Stock ceased to accrue as of the conversion date. Individual shareholders who, on the exchange date, owned at least 100,000 shares of Series A Preferred Stock did not have their shares automatically converted to common stock so long as they were held by the Company’s transfer agent, unless they consented to the Conversion. There were 3,541,701 shares of Series A Preferred Stock converted at that time and 984,530 shares of Series A Preferred Stock outstanding as of September 30, 2025. Due to the Conversion, the monthly cash dividends were reduced to approximately $455,000 per month. As a result of the Conversion, the Company delisted the Series A Preferred Stock from the Nasdaq Global Market.

At September 30, 2025, the Company had total undeclared dividends of approximately $6.9 million, which represents the accumulated (but undeclared) dividends due to preferred shareholders of record on September 30, 2025. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the condensed consolidated balance sheets. Dividends earned during the period are reflected in the condensed consolidated statements of operations, whether or not they were declared. As of September 30, 2025, dividends have been declared by the Board of Directors for holders of record through that date. The Company plans to continue declaring monthly dividends.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$21,608	$17,871	$58,304	$54,188
Professional services	4,143	4,854	14,110	13,767
Printing and mailing services	875	969	2,556	2,639
Group purchasing services	213	608	588	1,009
Medical Practice Management:
Medical practice management services	4,228	4,244	10,518	10,995
Total	$31,067	$28,546	$86,076	$82,598

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

Our digital health services include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended September 30, 2025 and 2024, was approximately $669,000 and $929,000, respectively and for the nine months ended September 30, 2025 and 2024, was approximately $2.0 million and $2.2 million, respectively. The revenue for remote patient monitoring for the three months ended September 30, 2025 and 2024, was approximately $213,000 and $194,000, respectively and for the nine months ended September 30, 2025 and 2024, was approximately $589,000 and $544,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at September 30, 2025 and 2024 was approximately $46,000 and $88,000, respectively.

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

At September 30, 2025 there were no unsatisfied performance obligations for contracts with an original duration greater than one year. The Company elected to utilize the practical expedient available with the guidance for contracts with an expected duration of one year or less.

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

Information about contract balances:

As of September 30, 2025, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.3 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $432,000 and $249,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Acquisitions	2,092	84	3,888	-
Increase (decrease), net	453	(461)	(834)	342
Balance as of September 30, 2025	$15,319	$3,957	$4,266	$729

Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase (decrease), net	104	(477)	(68)	71
Balance as of September 30, 2024	$11,992	$4,617	$1,312	$327

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $204,000 and $443,000 at September 30, 2025 and 2024, respectively, and are included in prepaid expenses and other current assets and other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended September 30, 2025 and 2024 was approximately $59,000 and $79,000, respectively, and approximately $195,000 and $252,000 for the nine months ended September 30, 2025 and 2024, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended September 30, 2025 and 2024, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
	($ in thousands)
Beginning balance	$837	$879
Provision	343	334
Recoveries/adjustments	1	2
Write-offs	(242)	(378)
Ending balance	$939	$837

14. STOCK-BASED COMPENSATION

As of September 30, 2025, 374,683 shares of common stock and 16,000 shares of Series B Preferred Stock are available for grant under the Equity Incentive Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

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

In March 2024, the Compensation Committee approved executive bonuses to be paid in shares of Series B Preferred Stock with the number of RSUs granted based on employment agreements and the amount vested based on specified criteria being achieved during the year 2024. There were 34,000 RSUs granted. During May 2024, an additional executive bonus with similar terms was approved and 12,000 shares were awarded. During December 2024, the Compensation Committee approved the award of these shares based on achievement of the specified criteria. For the three and nine months ended September 30, 2025, an expense of approximately $88,000 and $307,000, respectively, was recorded. For the three and nine months ended September 30, 2024, an expense of approximately $252,000 and a net benefit of approximately $191,000, respectively, was recorded. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s Equity Incentive Plan for the nine months ended September 30, 2025 and 2024:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock
Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	125,000	-	-
Vested	(164,700)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at September 30, 2025	202,800	-	19,199

Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	200,000	-	46,000
Vested	(448,727)	-	(14,000)
Forfeited	(224,699)	-	(24,000)
Outstanding and unvested shares at September 30, 2024	280,069	-	65,199

At September 30, 2025 there was no liability for taxes withheld in connection with the equity awards. There was a liability for taxes withheld in connection with the equity awards of approximately $6,000 at December 31, 2024 and is included in accrued compensation in the condensed consolidated balance sheet. There were 14,370 of cash-settled awards at September 30, 2024. There were no cash-settled awards at September 30, 2025. No amounts were paid in connection with cash-settled awards during the three and nine months ended September 30, 2025 and 2024.

Stock-based compensation expense (benefit)

The following table summarizes the components of share-based compensation expense (benefit) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Direct operating costs	$-	$3	$-	$(40)
General and administrative	88	229	304	(199)
Research and development	-	4	3	(10)
Selling and marketing	-	16	-	58
Total stock-based compensation expense (benefit)	$88	$252	$307	$(191)

15. INCOME TAXES

The income tax expense for the three months ended September 30, 2025 was approximately $43,000 comprised of current state tax expense of $31,000 and foreign tax expense of $12,000. The income tax expense for the nine months ended September 30, 2025 was approximately $126,000 comprised of current state tax expense of $91,000 and foreign tax expense of $35,000. There was no deferred income tax for the three and nine months ended September 30, 2025.

The income tax expense for the three months ended September 30, 2024 was approximately $41,000 comprised of a current tax expense of $30,000 and a foreign tax expense of $11,000. The income tax expense for the nine months ended September 30, 2024 was approximately $119,000 comprised of a current tax expense of $90,000 and foreign tax expense of $29,000. There was no deferred income tax for the three and nine months ended September 30, 2024.

The current income tax provision for the three and nine months ended September 30, 2025 and 2024 primarily relates to state minimum taxes and foreign income taxes. To the extent allowable, prior to January 1, 2024, the federal and state deferred tax provision had been offset by the indefinite life net operating loss. As a result of the goodwill impairment charge recorded for the year ended December 31, 2023, no deferred tax liability is currently required.

The Company previously incurred losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. OBBBA is not expected to have a material impact on the Company’s consolidated financial statements.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at September 30, 2025 or December 31, 2024.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at September 30, 2025 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. There was no contingent consideration recorded at December 31, 2024.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Balance - January 1,	$-	$-
Acquisitions	1,256	-
Change in fair value	-	-
Payments	(53)	-
Balance - September 30,	$1,203	$-

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

	Nine Months Ended September 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$75,558	$10,518	(a)	$86,076
Operating expenses:
Direct operating costs	37,894	8,274		46,168
Selling and marketing	3,350	22		3,372
General and administrative	7,413	1,853		9,266
Research and development	3,839	-		3,839
Depreciation and amortization	10,495	246		10,741
Restructuring costs	154	-		154
Total operating expenses	63,145	10,395		73,540
Segment operating income	$12,413	$123		12,536

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(4,311)
Net interest expense				(85)
Other expense				(104)
Income before income taxes				$8,036

	Three Months Ended September 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$26,839	$4,228	(a)	$31,067
Operating expenses:
Direct operating costs	13,227	2,997		16,224
Selling and marketing	1,116	7		1,123
General and administrative	2,801	640		3,441
Research and development	1,584	-		1,584
Depreciation and amortization	3,940	82		4,022
Restructuring costs	17	-		17
Total operating expenses	22,685	3,726		26,411
Segment operating income	$4,154	$502		4,656

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(1,446)
Net interest expense				(52)
Other expense				(55)
Income before income taxes				$3,103

	Nine Months Ended September 30, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$71,603	$10,995	(a)	$82,598
Operating expenses:
Direct operating costs	37,699	8,140		45,839
Selling and marketing	4,785	24		4,809
General and administrative	6,923	1,392		8,315
Research and development	2,768	-		2,768
Depreciation and amortization	10,638	247		10,885
Restructuring costs	505	-		505
Total operating expenses	63,318	9,803		73,121
Segment operating income	$8,285	$1,192		9,477

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(3,812)
Net interest expense				(764)
Other expense				(227)
Income before income taxes				$4,674

	Three Months Ended September 30, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$24,302	$4,244	(a)	$28,546
Operating expenses:
Direct operating costs	12,445	2,975		15,420
Selling and marketing	1,368	7		1,375
General and administrative	2,321	481		2,802
Research and development	800	-		800
Depreciation and amortization	3,159	82		3,241
Restructuring costs	67	-		67
Total operating expenses	20,160	3,545		23,705
Segment operating income	$4,142	$699		4,841

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(1,576)
Net interest expense				(162)
Other income				60
Income before income taxes				$3,163

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

18. SUBSEQUENT EVENTS

Effective October 1, 2025, the Company purchased MAP App, a leading hospital benchmarking tool created by the Healthcare Financial Management Association. The Company paid approximately $468,000 at closing and assumed certain liabilities aggregating approximately $353,000. The acquisition also includes future earnout payments based on net revenue realized from new and existing customer accounts.

During October 2025, the Company created a new subsidiary, N884AM Holdings, Inc., for the purpose of purchasing an aircraft. The aircraft will be used primarily for visiting current and prospective clients.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Silicon Valley Bank (“SVB”), a division of First Citizens Bank & Trust Company and Provident Bank (“Provident”) in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of these financial institutions to ensure their credit worthiness. As of September 30, 2025 and December 31, 2024, the Company held cash of approximately $1.2 million and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:
○	Revenue Cycle Management services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:

○	Electronic Health Records designed for ambulatory and inpatient care environments, which are user-friendly and integrated with our business services, and enable our healthcare provider clients to enhance patient care delivery, optimize clinical workflows, reduce documentation errors and potentially qualify for government incentives;
○	Practice Management software and related capabilities for both ambulatory and inpatient care settings, which support our clients' day-to-day business operations and financial workflows, including automated insurance eligibility verification, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	Healthline, which is a medical inventory management system built for healthcare settings that enables real-time tracking of supplies, equipment and consumables across multiple locations such as exam rooms, ambulances and storage closets;
○	Marketware, which offers a comprehensive physician strategy suite designed to support healthcare organizations in optimizing physician relationship management, streamlining recruitment and onboarding processes, and leveraging performance analytics. The platform consolidates critical data to enhance referral volume, strengthen provider engagement and drive strategic organizational growth;

○	Artificial intelligence (“AI”):

●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:

●	AI-Powered Ambient Listening: cirrusAI Notes seamlessly captures natural patient-provider conversations in the exam room in real-time, automatically generating and integrating clinical encounter documentation directly into the EHR. Powered by cutting-edge Healthcare Generative AI, it alleviates documentation burdens, saving providers 20% more time per day to focus on delivering exceptional patient care.
●	AI-Powered Call Auditing: cirrusAI Voice listens to recorded calls in healthcare facilities, evaluates agents’ performance against pre-defined KPIs, and assigns scores to each agent. With detailed insights into agent performance, healthcare managers can identify strengths and areas for improvement, enabling targeted training and development. By ensuring higher-quality interactions, this service empowers healthcare call centers to deliver superior patient care, enhance operational efficiency, and drive continuous improvement in service delivery.
●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payor involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.
●	CareCloud cirrusAI integrates with CareCloud’s EHR solutions, talkEHR and CareCloud Charts, making it easily accessible to providers of all sizes.

○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:

○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:

○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.

Our medical practice management solutions include:

●	Medical practice management:

○	Medical practice management services for medical providers, including facilities, equipment, supplies, support services, nurses, and administrative support staff.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 350 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,500 team members that are approximately 17% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 17% and 15% of total expenses for the nine months ended September 30, 2025 and 2024, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 77% and 75% for the nine months ended September 30, 2025 and 2024, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income:

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue	$31,067	$28,546	$86,076	$82,598

GAAP net income	3,060	3,122	7,910	4,555

Provision for income taxes	43	41	126	119
Net interest expense	52	162	85	764
Foreign exchange loss (gain) / other expense	60	(57)	120	244
Stock-based compensation expense (benefit)	88	252	307	(191)
Depreciation and amortization	4,022	3,241	10,741	10,885
Transaction and integration costs	391	12	414	35
Restructuring costs	17	67	154	505
Adjusted EBITDA	$7,733	$6,840	$19,857	$16,916

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income:

●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Net revenue	$31,067	$28,546	$86,076	$82,598

GAAP net income	3,060	3,122	7,910	4,555
Provision for income taxes	43	41	126	119
Net interest expense	52	162	85	764
Other expense (income) - net	55	(60)	104	227
GAAP operating income	3,210	3,265	8,225	5,665
GAAP operating margin	10.3%	11.4%	9.6%	6.9%

Stock-based compensation expense (benefit)	88	252	307	(191)
Amortization of purchased intangible assets	794	75	1,076	1,501
Transaction and integration costs	391	12	414	35
Restructuring costs	17	67	154	505
Non-GAAP adjusted operating income	$4,500	$3,671	$10,176	$7,515
Non-GAAP adjusted operating margin	14.5%	12.9%	11.8%	9.1%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income:

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense (benefit) which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
GAAP net income	$3,060	$3,122	$7,910	$4,555

Foreign exchange loss (gain) / other expense	60	(57)	120	244
Stock-based compensation expense (benefit)	88	252	307	(191)
Amortization of purchased intangible assets	794	75	1,076	1,501
Transaction and integration costs	391	12	414	35
Restructuring costs	17	67	154	505
Non-GAAP adjusted net income	$4,410	$3,471	$9,981	$6,649

Set forth below is a reconciliation of our GAAP net income attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income (loss) attributable to common shareholders, per share	$0.04	$(0.04)	$0.07	$(0.28)
Impact of preferred stock dividend	0.03	0.23	0.12	0.56
Net income per end-of-period share	0.07	0.19	0.19	0.28

Foreign exchange loss (gain) / other expense	0.00	0.00	0.00	0.02
Stock-based compensation expense (benefit)	0.00	0.02	0.01	(0.01)
Amortization of purchased intangible assets	0.02	0.00	0.03	0.09
Transaction and integration costs	0.01	0.00	0.01	0.00
Restructuring costs	0.00	0.00	0.00	0.03
Non-GAAP adjusted earnings per share	$0.10	$0.21	$0.24	$0.41

End-of-period common shares	42,397,039	16,221,820	42,397,039	16,221,820

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of September 30, 2025 and 2024. Non-GAAP adjusted earnings per share does not take into account dividends declared or earned on preferred stock.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of both September 30, 2025 and 2024, we provided services to approximately 45,000 providers (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 3,400 independent medical practices and hospitals. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenue from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 69% and 63% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 68% and 66% of revenue for the nine months ended September 30, 2025 and 2024. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 17% and 22% of revenue for the three months ended September 30, 2025 and 2024, respectively, and 20% and 21% of revenue for the nine months ended September 30, 2025 and 2024, respectively.

We earned approximately 14% and 12% of our revenue from medical practice management services during the three and nine months ended September 30, 2025, respectively, and approximately 15% and 13% of revenue during the three and nine months ended September 30, 2024, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2025 and December 31, 2024.

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

Capitalized Software Costs:

As of September 30, 2025 and December 31, 2024, the carrying amounts of internally-developed capitalized software in use was $6.9 million and $12.3 million, respectively. The decrease was due to the amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	52.2%	54.0%	53.6%	55.5%
Selling and marketing	3.6%	4.8%	3.9%	5.8%
General and administrative	15.7%	15.3%	15.8%	14.7%
Research and development	5.1%	2.8%	4.5%	3.4%
Depreciation and amortization	12.9%	11.4%	12.5%	13.2%
Restructuring costs	0.1%	0.2%	0.2%	0.6%
Total operating expenses	89.6%	88.5%	90.5%	93.2%

Operating income	10.4%	11.5%	9.5%	6.8%

Net interest expense	(0.2%)	(0.6%)	(0.1%)	(0.9%)
Other (expense) income - net	(0.2%)	0.2%	(0.1%)	(0.3%)
Income before provision for income taxes	10.0%	11.1%	9.3%	5.6%
Income tax provision	0.1%	0.1%	0.1%	0.1%
Net income	9.9%	11.0%	9.2%	5.5%

Comparison of the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	($ in thousands)
Net revenue	$31,067	$28,546	$2,521	9%	$86,076	$82,598	$3,478	4%

Net Revenue. Net revenue of $31.1 million and $86.1 million for the three and nine months ended September 30, 2025, respectively, increased by $2.5 million or 9% and $3.5 million or 4% from net revenue of $28.5 million and $82.6 million for the three and nine months ended September 30, 2024, respectively. Revenue for the three and nine months ended September 30, 2025 includes $21.6 million and $58.3 million relating to technology-enabled business solutions, $4.1 million and $14.1 million related to professional services and $4.2 million and $10.5 million for medical practice management services, respectively.

During the three and nine month ended September 30, 2025 there was approximately $3.4 million revenue related to the Medsphere acquisition. There was approximately a $711,000 decrease and a $343,000 increase in professional services revenue for the three and nine months ended September 30, 2025, respectively, compared to the same period in the prior year.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	($ in thousands)
Direct operating costs	$16,224	$15,420	$804	5%	$46,168	$45,839	$329	1%
Selling and marketing	1,123	1,375	(252)	(18%)	3,372	4,809	(1,437)	(30%)
General and administrative	4,887	4,378	509	12%	13,577	12,127	1,450	12%
Research and development	1,584	800	784	98%	3,839	2,768	1,071	39%
Depreciation	652	504	148	29%	1,807	1,510	297	20%
Amortization	3,370	2,737	633	23%	8,934	9,375	(441)	(5%)
Restructuring costs	17	67	(50)	(75%)	154	505	(351)	(70%)
Total operating expenses	$27,857	$25,281	$2,576	10%	$77,851	$76,933	$918	1%

Direct Operating Costs. Direct operating costs of $16.2 million and $46.2 million for the three and nine months ended September 30, 2025, respectively, increased by $804,000 or 5% and $329,000 or 1% compared to direct operating costs of $15.4 million and $45.8 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, salary costs increased by $236,000 and $254,000, and outsourcing and processing costs increased by $652,000 and $248,000, respectively.

Selling and Marketing Expense. Selling and marketing expense of $1.1 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, decreased by $252,000 or 18% and $1.4 million or 30% from selling and marketing expense of $1.4 million and $4.8 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three and nine months ended September 30, 2025 was due to a reduction in headcount and lower spending on selling and marketing activities.

General and Administrative Expense. General and administrative expense of $4.9 million and $13.6 million for the three and nine months ended September 30, 2025, respectively, increased by $509,000 or 12% and $1.5 million or 12% compared to general and administrative expense of $4.4 million and $12.1 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, salary costs increased by $553,000 and $2.0 million, respectively and legal and professional fees decreased by $165,000 and $624,000, respectively.

Research and Development Expense. Research and development expense of $1.6 million and $3.8 million for the three and nine months ended September 30, 2025, respectively, increased by approximately $784,000 or 98% and by $1.1 million or 39% from research and development expense of $800,000 and $2.8 million for the three and nine months ended September 30, 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company capitalized approximately $2.5 million and $4.4 million, respectively, of development costs in connection with its internal-use software. The increase in expense was primarily due to a shift in the nature of development activities, with fewer costs qualifying for capitalization as internal-use software, resulting in a greater portion of costs being recognized as operating expenses in the current period.

Depreciation Expense. Depreciation expense of $652,000 and $1.8 million for the three and nine months ended September 30, 2025, respectively, increased by $148,000 and $297,000 from depreciation of $504,000 and $1.5 million for the three and nine months ended September 30, 2024, respectively.

Amortization Expense. Amortization expense of $3.4 million and $8.9 million for the three and nine months ended September 30, 2025, respectively, increased by $633,000 or 23% and decreased by $441,000 or 5% from amortization expense of $2.7 million and $9.4 million for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025 relates to the amortization of the intangible assets acquired as a result of the Medsphere acquisition and the decrease for the nine months ended September 30, 2025 was due to previously acquired customer relationships becoming fully amortized.

Restructuring Costs. Restructuring costs of $17,000 and $154,000 for the three and nine months ended September 30, 2025, respectively primarily consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. There were $67,000 and $505,000 of restructuring costs for the three and nine months ended September 30, 2024, respectively.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
	($ in thousands)
Interest income	$95	$17	$78	459%	$188	$68	$120	176%
Interest expense	(147)	(179)	(32)	(18%)	(273)	(832)	(559)	(67%)
Other (expense) income - net	(55)	60	(115)	192%	(104)	(227)	123	(54%)
Income tax provision	43	41	2	5%	126	119	7	6%

Interest Income. Interest income of $95,000 and $188,000 for the three and nine months ended September 30, 2025, respectively, increased by $78,000 and $120,000 from interest income of $17,000 and $68,000 for the three and nine months ended September 30, 2024, respectively. The interest income represents late fees from customers and interest earned on temporary cash investments, which increased due to additional funds being temporarily invested.

Interest Expense. Interest expense of $147,000 and $273,000 for the three and nine months ended September 30, 2025, respectively, decreased by $32,000 and $559,000 from interest expense of $179,000 and $832,000 for the three and nine months ended September 30, 2024, respectively. The interest expense decrease was due to no borrowings on the line of credit through August 2025. During September 2025, the Company borrowed $8.3 million on the line of credit. Interest expense on the line of credit was $83,000 and $624,000 during the nine months ended September 30, 2025 and 2024, respectively and includes fees related to the line of credit. During September 2025, the Company settled the note payable assumed as part of the acquisition of Medsphere on which it paid $33,000 of interest to Wells Fargo.

Other (Expense) Income – net. Other Expense – net was $55,000 and $104,000 for the three and nine months ended September 30, 2025, respectively, compared to other income – net of $60,000 and other expense – net $227,000 for the three and nine months ended September 30, 2024, respectively. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $43,000 and $126,000 for the three and nine months ended September 30, 2025, respectively, compared to the provision for income taxes of $41,000 and $119,000 for the three and nine months ended September 30, 2024, respectively. In 2023, there was a goodwill impairment charge of $42 million, a portion of which was allocated to the tax deductible portion of the goodwill balance. The impairment charge resulted in the reversal of the entire deferred tax liability at December 31, 2023. There was no deferred tax liability recorded at December 31, 2024 or September 30, 2025. There were no deferred income taxes for the three and nine months ended September 30, 2025 and 2024.

The current income tax expense for the three and nine months ended September 30, 2025 was approximately $43,000 and $126,000, respectively, which represents state minimum taxes and foreign income taxes. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. OBBBA is not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

During August 2025, the Company voluntarily terminated its agreement with Silicon Valley Bank. During September 2025, the Company entered into a two year, $10 million revolving line of credit with Provident Bank. As of September 30, 2025, there was $6.5 million of borrowings under the credit facility. The current unused borrowing base is approximately $3.5 million. The credit line expires in September 2027.

As of September 30, 2025, the Company had total cash of $5.1 million and net working capital of $6.1 million. For the nine months ended September 30, 2025, cash provided by operations was $19.9 million offset by cash used in investing and financing activities of $20 million resulting in an decrease in cash of $72,000 after accounting for the effect of $16,000 of exchange rate changes. There were no borrowings outstanding on the line of credit as of September 30, 2024.

For the three and nine months ended September 30, 2025, the Company recorded net income of $3.1 million and $7.9 million, respectively. Management developed a plan that was substantially implemented during fiscal 2023 and 2024 to improve liquidity in its operations through reductions in payroll and operating expenses. The Company suspended its Preferred Stock dividends in December 2023, which was resumed in February 2025. Further cost reductions continued throughout 2025.

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

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our line of credit is based on a published interest rate which decreased slightly in 2024 and 2025.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
	2025	2024	2025	2024	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$7,365	$7,068	$19,886	$15,413	$4,473	29%
Net cash used in investing activities	(17,697)	(1,673)	(21,200)	(5,144)	(16,056)	(312%)
Net cash provided by (used in) financing activities	4,920	(5,166)	1,226	(10,678)	11,904	111%
Effect of exchange rate changes on cash	45	(64)	16	(140)	156	111%
Net (decrease) increase in cash	$(5,367)	$165	$(72)	$(549)	$477	87%

The income before income taxes was $3.1 million and $8.0 million for the three and nine months ended September 30, 2025, respectively, which included $4.0 million and $10.7 million of non-cash depreciation and amortization, respectively. The income before income taxes was $3.2 million and $4.7 million for the three and nine months ended September 30, 2024, respectively, which included $3.2 million and $10.9 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $19.9 million and $15.4 million during the nine months ended September 30, 2025 and 2024, respectively. This increase was primarily the result of the increase in the net income of $3.4 million which included the following changes in non-cash items: a decrease in depreciation and amortization of $202,000 offset by an increase in stock-based compensation of $498,000. Accounts receivable increased $796,000 and $388,000 for the nine months ended September 30, 2025 and 2024, respectively. Accounts payable, accrued compensation and accrued expenses increased by $2.1 million and decreased $2.2 million during the nine months ended September 30, 2025 and 2024, respectively. Other assets increased by $2.6 million and $63,000 during the nine months ended September 30, 2025 and 2024, respectively.

Investing Activities

Net cash used in investing activities was $21.2 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures were $2.7 million and $759,000 for the nine months ended September 30, 2025 and 2024, respectively. The capital expenditures for the nine months ended September 30, 2025 and 2024 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $2.5 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions. Payments for acquisitions were $16 million during the nine months ended September 30, 2025.

Financing Activities

Net cash provided by and used in financing activities was $1.2 million and $10.7 million during the nine months ended September 30, 2025 and 2024, respectively. Cash used in financing activities during the nine months ended September 30, 2025 included $4.8 million of preferred stock dividends, $378,000 of repayments for debt obligations, $53,000 of payment for contingent obligation and $22,000 of tax withholding obligations paid in connection with stock awards issued to employees. Cash used in financing activities during the nine months ended September 30, 2024 included $478,000 of repayments for debt obligations and $200,000 of tax withholding obligations paid in connection with stock awards issued to employees. Net proceeds and repayments on the line of credit were $6.5 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We were in compliance with all covenants as of September 30, 2025. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on April 3, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025, and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2025, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. Effective in September 2024, there was a change in the dividend rate on the Series A Preferred Stock from 11.00% to 8.75%. Due to the conversion of the majority of the Series A Preferred Stock in March 2025, the dividend amount due on the converted shares resulting from the suspension was settled. During February 2025 and continuing monthly thereafter, the Company resumed payment of the dividends, paying one month of dividends in arrears each month based on the oldest dividend amount outstanding. As a result of such suspension, as of the filing date of this Quarterly Report, the Company has approximately $7.0 million of dividends in arrears. During this suspension, dividends continued to accumulate in arrears on the remaining Series A and Series B Preferred Stock. See discussion of preferred stock dividend suspension in “Note 12, Shareholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CareCloud, Inc.

By:	/s/ A. Hadi Chaudhry
A. Hadi Chaudhry
Co-Chief Executive Officer
Date: November 6, 2025

By:	/s/ Stephen Snyder
Stephen Snyder
Co-Chief Executive Officer
Date: November 6, 2025

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date: November 6, 2025

