Form 10-K
period 2025-12-31
CareCloud, Inc.
filed 2026-03-12
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $85.1 million, based on the last reported trading price of the common stock on that date, as reported on the Nasdaq Global Market.

At March 6, 2026, the registrant had 42,492,949 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2026 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka (together, the “Offshore Offices”) in a manner that continues to enable us to offer competitively priced products and services;
●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;
●	our ability to effectively integrate, manage and keep our information systems secure and operational in the event of a cyber-attack;
●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisitions of MAP App, Medsphere Systems Corporation, RevNu Medical Management and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with our acquisitions;
●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;
●	our ability to keep pace with a rapidly changing healthcare industry, including the use of artificial intelligence (“AI”);
●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;
●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;
●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman, Stephen Snyder as Chief Executive Officer and A. Hadi Chaudhry as Chief Strategy Officer, all of which are critical to our ongoing operations and growing our business;
●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;
●	our ability to comply with covenants contained in our credit agreement with our senior secured lender, Provident Bank, and other future debt facilities;

●	our ability to continue to pay our monthly dividends which were suspended in December 2023 and resumed in February 2025 to the holders of our Series A and Series B preferred stock (together the “Preferred Stock”);
●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;
●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;
●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;
●	our ability to keep and increase market acceptance of our products and services;
●	changes in domestic and foreign business, market, financial, political and legal conditions; and
●	other factors disclosed in this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (the “SEC”).

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

Risks Related to our Business

●	The continued success of our business model is heavily dependent upon our offshore operations, and any disruption to those operations will adversely affect us.
●	Our offshore operations expose us to additional business and financial risks which could adversely affect us and subject us to civil and criminal liability.
●	Our proprietary software or service delivery platform may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
●	Systems failures, cyberattacks or other events and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.
●	Data privacy, identity protection and information security compliance may require significant resources and present certain risks.
●	We use and plan to expand our use of artificial intelligence, and challenges associated with the development, deployment and regulation of AI technologies could adversely affect our business, reputation and results of operations.
●	We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
●	We operate in a highly competitive industry, and our competitors may be able to compete more efficiently or evolve more rapidly than we do, which could have a material adverse effect on our business, revenue, growth rates and market share.
●	If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.
●	Changes in the healthcare industry could affect the demand for our services and may result in a decrease in our revenues and market share.

●	If providers do not purchase our products and services or delay in choosing our products or services, we may not be able to grow our business.
●	If the revenues of our customers decrease, or if our customers cancel or elect not to renew their contracts, our revenue will decrease.
●	As a result of our variable sales and implementation cycles, we may be unable to recognize revenue from prospective customers on a timely basis and we may not be able to offset expenditures.
●	We are required to collect sales and use taxes on certain products and services we sell in certain jurisdictions. We may be subject to liability for past sales and incur additional related costs and expenses, and our future sales may decrease.
●	If we lose the services of Mahmud Haq as Executive Chairman, Stephen Snyder as Chief Executive Officer, A. Hadi Chaudhry as Chief Strategy Officer or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.
●	We may be unable to adequately establish, protect or enforce our patents, trade secrets and other intellectual property rights and we may incur significant costs in enforcing our intellectual property rights.
●	Claims by others that we infringe or may infringe on their intellectual property could force us to incur significant costs or revise the way we conduct our business.
●	Current and future litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
●	If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.
●	Our products and services are required to meet the interoperability standards, which could require us to incur substantial additional development costs or result in a decrease in revenue.
●	Disruptions in internet or telecommunication service or damage to our data centers could adversely affect our business by reducing our customers’ confidence in the reliability of our services and products.
●	We may be subject to liability for the content we provide to our customers and their patients.
●	We are subject to the effects of payer and provider conduct that we cannot control and that could damage our reputation with customers and result in liability claims that increase our expenses.
●	Failure by our clients to obtain proper permissions and waivers may result in claims against us or may limit or prevent our use of data, which could harm our business.
●	Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our securities.
●	We maintain our cash at domestic and foreign financial institutions. Balances held domestically may exceed federally insured limits. Foreign banking institutions do not provide bank deposit insurance.
●	Our goodwill was subject to impairment in 2023 and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.
●	We are a party to several related-party agreements with our founder and Executive Chairman, Mahmud Haq, which have significant contractual obligations. These agreements are reviewed by our Audit Committee on an annual basis.
●	We depend on key information systems and third-party service providers.
●	Rapid technological change in the telehealth industry presents us with significant risks and challenges.
●	Our business, financial condition, results of operations and growth may be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.
●	We may be adversely affected by global climate change or market responses to such change.

Risks Related to Macroeconomics Conditions

●	Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations and financial condition.
●	Our managed medical practices and customers could face supply chain issues that would disrupt their ability to service patients and therefore impact our revenue.
●	Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Risks Related to Our Acquisition Strategy

●	If we do not manage our acquisitions effectively, our revenue, business and operating results may be harmed.
●	We may be unable to implement our strategy of acquiring additional companies.
●	At the current prices of our common stock, we may be unable to execute accretive acquisitions.
●	We may be unable to retain customers following their acquisition, which may result in a decrease in our revenues and operating results.
●	Acquisitions may subject us to liability with regard to the creditors, customers, and shareholders of the sellers.
●	Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of indebtedness and increased amortization expense.

Regulatory Risks

●	If a breach of our measures protecting personal data covered by HIPAA or the HITECH Act occurs, we may incur significant liabilities.
●	Actual or perceived failures to comply with healthcare, data protection, privacy, security and fraud and abuse laws and regulations could materially adversely affect our business, results of operations and financial condition.
●	The healthcare industry is heavily regulated. Our failure to comply with regulatory requirements could create liability for us, result in adverse publicity and negatively affect our business.
●	If we do not maintain the certification of our EHR solutions pursuant to the HITECH Act and Cures Act, our business, financial condition and results of operations will be adversely affected.
●	If we or our customers fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our customers may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
●	Potential healthcare reform and new regulatory requirements placed on our products and services could increase our costs, delay or prevent our introduction of new products or services, and impair the function or value of our existing products and services.
●	Additional regulation of the disclosure of medical information outside the United States may adversely affect our operations and may increase our costs.
●	Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees.

Risks Related to Ownership of Shares of Our Common Stock

●	The conversion of the majority of the Series A Preferred Stock into common stock in March 2025 (the “Conversion”) increased the total number of outstanding shares, potentially diluting the value of existing common shareholders’ equity.
●	Series A Preferred Stock shareholders that converted their shares gained full voting rights upon conversion of their preferred shares into common stock.
●	The conversion of the Series A Preferred Stock, and any subsequent conversions, may be perceived negatively by the market.
●	The Company’s potential for future issuances of common stock following the Conversion could be limited.
●	Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our common stock to decline.
●	Healthcare reform may have a material adverse effect on the Company’s financial condition and results of operations.
●	Future sales of shares of our common stock could depress the market price of our common stock.
●	As of December 31, 2025, Mahmud Haq controlled 12% of our outstanding shares of common stock, which limits investors from influencing significant corporate decisions.
●	Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our common stock price to decline.
●	Any issuance of additional preferred stock in the future may dilute the rights of our existing stockholders.
●	We do not intend to pay cash dividends on our common stock.
●	Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Risks Related to Ownership of Shares of Our Preferred Stock

●	In December 2023 we suspended the payment of the dividends on the Preferred Stock. The Company resumed paying monthly dividends in February 2025, paying one month of the arrearage each month for the rest of the year. The Company has also announced that starting with the February 2026 dividend payment, it will start paying double dividends monthly on the Series B Preferred Stock to reduce the dividends in arrears. We may not be able to continue to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.
●	Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.
●	We may issue additional shares of Series B Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
●	Market interest rates may materially and adversely affect the value of the Series B Preferred Stock.
●	Holders of the Series B Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”
●	Our Series B Preferred Stock has not been rated.
●	The market price of our Series B Preferred Stock is variable and is substantially affected by various factors.
●	A holder of Preferred Stock has extremely limited voting rights.
●	The Series B Preferred Stock is not convertible and investors will not realize a corresponding upside if the price of the common stock increases.
●	Although payment of the suspended dividends resumed in February 2025 and continued throughout the year, there are still dividends in arrears and we may be unable to raise additional capital without incurring excessive dilution.

PART I

Item 1. Business

Overview

CareCloud, Inc., (together with its consolidated subsidiaries, “CareCloud,” the “Company,” “we,” “us” and/or “our”) is a leading provider of technology-enabled services and generative AI solutions that redefine the healthcare revenue cycle management process. We provide technology-enabled revenue cycle management and a full suite of proprietary cloud-based solutions to healthcare providers, from small practices to enterprise medical groups, hospitals, and health systems throughout the United States and certain other locations. Healthcare organizations today operate in highly complex and regulated environments. Our suite of technology-enabled solutions helps our clients increase financial and operational performance, streamline clinical workflows, and improve the patient experience.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:

○	Revenue Cycle Management (“RCM”) services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:

○	Electronic Health Records (“EHR”), which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors, and potentially qualify for government incentives for both inpatient and outpatient services;
○	Practice Management (“PM”) software and related capabilities, which support our clients’ day-to-day business operations within the enterprise-level facilities outpatient service areas and financial workflows, including automated insurance eligibility software, a robust billing and claims rules engine, and other automated tools designed to maximize reimbursement;
○	RCM Cloud, a highly configurable inpatient revenue cycle management software solution that focuses on up front financial accountability, real-time insurance eligibility checking, robust billing, integrated claims resolution, denial management, collection management, and dynamic work queues designed to maximize timely reimbursement;
○	HealthLine, which is a medical supply chain and inventory management system built for healthcare settings that enables real-time tracking of supplies, equipment and consumables across multiple locations such as exam rooms, ambulances and storage closets;
○	Marketware offers a comprehensive physician strategy suite designed to support healthcare organizations in optimizing physician relationship management, streamlines recruitment and onboarding processes, and leverages performance analytics. The platform consolidates critical data to enhance referral volume, strengthen provider engagement and drive strategic organizational growth;
○	Wellsoft, a solution for provider workflows in emergency departments and urgent care facilities has seamless integration into all major hospital IT systems and ancillary departments providing real-time patient tracking and instant lab orders, drug interaction checking and pharmacy review;
○	CareVue is a cloud-based EHR software that enhances clinical workflows for small hospitals and inpatient behavioral health facilities, driving efficiencies across inpatient settings through enhanced charting tools, e-prescribing and medication management and secure clinical communications;

○	Artificial intelligence (“AI”):

●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:

●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud electronic health records (“EHR”) workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payer involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.

●	CareCloud cirrusAI integrates with CareCloud’s EHR solution, talkEHR, making it easily accessible to providers of all sizes.
●	Stratus AI Desk Agent is an agentic AI phone receptionist designed to modernize and automate patient phone interactions. This tool brings advanced conversational AI directly into the call center workflow, eliminating hold times and reducing manual workload while delivering accurate, around-the-clock phone support.

○	Patient Experience Management (“PXM”) solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence (“BI”) and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:

○	Chronic Care Management (“CCM”) is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote Patient Monitoring (“RPM”) enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:

○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments; and
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages.
○	Managed services includes inpatient and outpatient IT services, government consulting and product development services;

●	MAP App:

○	MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the Healthcare Financial Management Association (the “HFMA”) and is used by top hospitals and healthcare organizations nationwide.

Our medical practice management solutions include:

●	Medical practice management:

○	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

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

Market Overview

In June 2025, Centers for Medicare & Medicaid Services1 reported that over 2024-2033, the average National Health Expenditures growth of 5.8% is projected to outpace that of average Gross Domestic Product (“GDP”) growth of 4.3% resulting in an increase in the health spending share of GDP from 17.6% in 2023 to 20.3% in 2033.

Additionally, according to Statifacts, the U.S. Healthcare IT industry market was calculated to be approximately $322.59 billion in 2024 and is projected to attain $792.05 billion by 2034, growing at a 9.39% compound annual growth rate (“CAGR”) from 2025 to 2034.2 Its largest sub-segment, RCM, is reported to be nearly $172.2 billion in 2024 and is projected to grow at a 10.1% CAGR through 2030 according to Grand View Research.3 The U.S. EHR market was estimated to be valued at $12.9 billion in 2024 and expected to grow at a CAGR of 2.55% from 2025 to 2030.4 The Telehealth market is estimated to be approximately $42.61 billion in 2024 and expected to grow to $358.96 billion by 2034 with a CAGR of 23.84%.5

Our Market Opportunity

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

1 National Health Expenditure Projections 2023-2033

2 U.S. Healthcare IT Market Size, Share, Growth 2025-2034

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

Additionally, given the nature of our large data repository, which is ever-growing as each patient encounter is captured, opportunities exist to potentially monetize this data in an identified manner in compliance with applicable privacy and data protection laws to help improve clinical outcomes and other financial metrics.

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

Clients

We estimate that as of December 31, 2025, we provided software and services to approximately 45,000 providers (which we define as physicians, nurses, nurse practitioners, therapists, physician assistants and other clinicians that render bills for their services) practicing in approximately 2,900 independent medical practices and hospitals, representing 80 specialties and subspecialties in 50 states allowing for low revenue concentration risk.

In addition, we served approximately 80 clients that are not medical practices, but are primarily service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates where the precise number of practices or providers is unknown.

We service clients ranging from small practices to large groups and health systems. Our clients span from the single doctor independent medical practices to large medical groups, including an enterprise specialty-specific healthcare organization with more than 4,600 providers located across multiple states. We also service large major academic medical institutions, small and large hospitals and health systems with service areas covering millions of patients.

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

Our Growth Levers

We believe that we are in a good position to grow by leveraging a multi-faceted growth strategy.

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

Growth through Acquisitions

The Healthcare IT industry is highly fragmented, with many local and regional RCM companies serving small medical practices and hospitals. We believe that the industry continues to be ripe for consolidation and that we can achieve significant growth through acquisitions. We further believe that it is becoming increasingly difficult for traditional RCM companies, together with a variety of other healthcare industry vendors and healthcare IT companies, to meet the growing technology and business service needs of healthcare providers without a significant investment in an information technology infrastructure and the utilization of a talented, cost-efficient global team. Since the Company went public in July 2014, we have completed over 20 transactions, acquiring complementary assets to grow our business. We typically leverage our technology and our cost-effective offshore team to quickly deliver additional value to the newly acquired customer base, while reducing costs. Often, we will incur initial costs associated with the integration of the acquired business with our existing operations, but this early investment is designed to increase customer satisfaction and retention, while laying the foundation for long-term accretion.

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

We believe we have a competitive advantage, as we are able to deliver our industry-leading solutions at competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with a global team that includes more than 300 experienced health industry experts onshore. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,300 team members at labor costs that we believe are approximately 17% the cost of comparable U.S. employees.

Our unique business model has allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into an accretive acquisition.

Employees

Including the employees of our subsidiaries, as of December 31, 2025, the Company employed approximately 3,650 people worldwide on a full-time basis. Approximately 72% of our employees are focused on service and client delivery functions, approximately 12% are assigned to research and development, and approximately 1% are engaged in sales and marketing. The balance of the employees is classified as general and administrative, which includes support staff to maintain our offshore offices, a function that many businesses in other geographies might choose to outsource. We also utilize the services of a small number of part-time employees. In addition, all officers of the Company work on a full-time basis. During 2026, we anticipate further reducing our employee count.

Voting Rights of Our Directors, Executive Officers, and Principal Stockholders

As of December 31, 2025, approximately 15% of both the shares of our common stock and voting power of our common stock are held by our directors and executive officers. Therefore, they have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our directors, as well as the overall management and direction of our Company.

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

We are a smaller reporting company. As a smaller reporting company, we may take advantage of specified reduced reporting requirements and are relieved of certain other significant requirements that are otherwise generally applicable to public companies. As a smaller reporting company, we have reduced disclosure obligations regarding executive compensation in our Annual Report, periodic reports and proxy statements and provide only two years of audited financial statements in our Annual Report and our periodic reports. For 2025, the Company was required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. Beginning with this Annual Report on Form 10-K, the Company is now an accelerated filer.

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

In addition, changes in U.S. or foreign sanctions, export controls, or cross-border data transfer requirements could restrict our ability to operate or to deliver services from our offshore locations, increase compliance costs, or require costly migration to alternative delivery models.

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

We believe that the labor costs in our Offshore Offices are approximately 15% - 17% of the cost of comparably educated and skilled workers in the U.S. If there were potential disruptions in any of these locations, they could have a negative impact on our business.

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

We use and plan to expand our use of artificial intelligence, and challenges associated with the development, deployment and regulation of AI technologies could adversely affect our business, reputation and results of operations.

We currently incorporate, and plan to further expand the use of, artificial intelligence (“AI”) technologies across our products, services and internal operations. AI is a rapidly evolving technology and its use presents significant technical, operational, legal, regulatory, compliance, cybersecurity, privacy and reputational risks. AI technologies are probabilistic in nature and may produce inaccurate, incomplete or misleading outputs, reflect or amplify unintended biases, or result in discriminatory or otherwise adverse outcomes. If our AI-enabled products or services are perceived to be deficient, unreliable, biased or otherwise flawed, our reputation, customer relationships, competitive position and business could be materially adversely affected, and customers may delay adoption of, reduce reliance on, or discontinue use of our solutions.

The use of AI also increases the risk of cybersecurity incidents and unauthorized access to, disclosure of, or misuse of sensitive information, including Protected Health Information (“PHI”) and other personal or proprietary data. Failures in our governance, controls or safeguards relating to AI could result in violations of applicable privacy, security and healthcare laws and regulations, contractual obligations or industry standards, including those applicable to certified health IT products, and could expose us to regulatory enforcement actions, litigation, significant remediation costs, contractual liability and reputational harm.

Our AI initiatives may rely on third-party technologies, tools, data sources or open-source components, over which we have limited control. In addition, the legal and regulatory framework governing AI is rapidly evolving and uncertain. New or existing laws and regulations may increase our compliance costs, require changes to our products or business practices, delay or limit deployment of AI-enabled solutions, or expose us to additional liability. Further, our competitors may adopt AI technologies more quickly or more successfully than we do, and market demand for AI-enabled healthcare solutions remains uncertain. If we are unable to effectively develop, govern and deploy AI technologies, our business, financial condition and results of operations could be materially adversely affected.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

We have made, and expect to continue to make, investments to integrate AI into our products and update our products to enable our customers to use Al for insights, digital experiences, and applications, as well as to use Al to enhance our own engineering and business operations. Such integration and use of AI may become more important in our product offerings and operations over time. Our AI efforts may not be successful and our competitors or other third parties may incorporate AI into their offerings more successfully and efficiently than we do and achieve greater and faster adoption, which could impair our ability to compete effectively and adversely affect our business and financial results. In addition, given the rapidly developing nature of Al, we may fail to adequately adopt and adapt to technological advancements, which may have a negative impact on our product development capabilities and adversely affect our business and financial results.

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

In order to operate more efficiently, control costs and improve profitability, we incurred $154,000 and $606,000 of restructuring costs in 2025 and 2024, respectively, primarily consisting of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. There can be no assurance that these actions will achieve their intended benefits.

If we are unable to successfully introduce new products or services or fail to keep pace with advances in technology, we would not be able to maintain our customers or grow our business, which will have a material adverse effect on our business.

Our business depends on our ability to adapt to evolving technologies and industry standards and upgrade existing products and introduce new products and services accordingly. If we cannot adapt to changing technologies and industry standards, including changing requirements of third-party applications and software and meeting the requirements of our customers, our products and services may become obsolete, and our business would suffer significantly. Because both the healthcare industry and the healthcare IT technology market are constantly evolving, our success will depend, in part, on our ability to continue to enhance our existing products and services, develop new technology that addresses the increasingly sophisticated and varied needs of our customers, respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis, educate our customers to adopt these new technologies, and successfully assist them in transitioning to our new products and services. The development of our proprietary technology entails significant technical and business risks. We may not be successful in developing, using, marketing, selling, or maintaining new technologies effectively or adapting our proprietary technology to evolving customer requirements, emerging industry standards or changing third party applications, and, as a result, our business and reputation could materially suffer. We may not be able to introduce new products or services on schedule, or at all, or such products or services may not achieve market acceptance or existing products or services may cease to function properly. A failure by us to timely adapt to ever changing technologies or our failure to regularly upgrade existing or introduce new products or to introduce these products on schedule could cause us to not only lose our current customers but also fail to attract new customers.

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

Under most of our customer contracts, which include RCM, we base our charges on a percentage of the revenue that our customer collects through the use of our services. Many factors may lead to decreases in customer revenue, including:

●	reduction of customer revenue as a result of changes to the Patient Protection and Affordable Care Act (“ACA”), other legislation or fluctuations in medical appointments due to future pandemics;

●	a rollback of the expansion of Medicaid or other governmental programs;

●	reduction of customer revenue resulting from increased competition or other changes in the marketplace for physician services;

●	failure of our customers to adopt or maintain effective business practices;

●	actions by third-party payers of medical claims to reduce reimbursement;

●	government regulations and government or other payer actions or inactions reducing or delaying reimbursement;

●	interruption of customer access to our system; and

●	our failure to provide services in a timely or high-quality manner.

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

If the federal government were to impose a tax on services performed abroad, we might be subject to additional liabilities. At this time, there is no way to predict whether this will occur or estimate the impact on our business.

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

If we lose the services of Mahmud Haq as Executive Chairman, Stephen Snyder as Chief Executive Officer, A. Hadi Chaudhry as Chief Strategy Officer, or other members of our management team, or if we are unable to attract, hire, integrate and retain other necessary employees, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain the members of our management team and other qualified personnel. In particular, we are dependent on the services of Mahmud Haq, our founder, principal stockholder and Executive Chairman, Stephen Snyder as Chief Executive Officer and A. Hadi Chaudhry as Chief Strategy Officer. Mr. Haq is instrumental in managing our offshore operations in our Pakistan Offices and coordinating those operations with our U.S. activities. The loss of Mr. Haq, who would be particularly difficult to replace, could negatively impact our ability to effectively manage our cost-effective workforce in our Pakistan Offices, which enables us to provide our products and solutions at attractive prices. Our future success also depends on the continued contributions of our other executive officers and certain key employees, each of whom may be difficult to replace, and upon our ability to attract and retain additional management personnel. Competition for such personnel is intense, and we compete for qualified personnel with other employers. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. If we fail to retain our employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect on our business.

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

We maintain our cash at domestic and foreign financial institutions. Balances held domestically may exceed federally insured limits. Foreign banking institutions do not provide bank deposit insurance.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of domestic banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations. Foreign banking institutions do not provide insurance against balances held there.

Our goodwill was subject to impairment in 2023 and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We perform an annual goodwill impairment test on October 31st of each year, or more frequently if indicators for potential impairment exist. As a result of the 2023 annual goodwill impairment test, we recorded impairment charges of approximately $2 million at that time. Indicators that were considered included significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization or enterprise value for a sustained period of time. While we believe the assumptions used in determining whether there was an impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecast for revenue and operating margin, selection of guideline public companies or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in additional future impairments. During December 2023, the Company had an additional triggering event as a result of the suspension of the payment of the dividends on the Preferred Stock. As a result of a December 2023 triggering event, the Company recorded additional impairment charges of approximately $40 million. We cannot predict if or when a future goodwill impairment may occur. Any additional goodwill impairments could have material adverse effects on our operating results, net assets, or our cost of, or access to, capital, which could harm our business. For the year ended December 31, 2025, no additional goodwill impairment was recorded. See Note 4, Goodwill and Intangible Assets - Net, to our consolidated financial statements in this Annual Report on Form 10-K for more details.

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

We are subject to risks related to a public health crisis such as a global pandemic similar to the coronavirus (COVID-19). Numerous governmental jurisdictions, including the State of New Jersey where we maintain our principal executive offices, and those in which many of our U.S. and international offices are based, may impose “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of public health emergencies. Such orders or restrictions, and the perception that such orders or restrictions could occur, could result in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our customers, employees, and offices, among others.

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

Our managed medical practices and customers could face supply chain issues that would disrupt their ability to service patients and therefore impact our revenue.

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

Depending on the type of business we acquire (e.g., RCM, practice management, EHR, etc.), we may have varying cost saving and/or cross-selling opportunities with the acquired business. However, there is no assurance that we will achieve anticipated cost savings and cross-selling on our acquisitions, and failure to do so may mean we overpaid for such acquisitions.

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

At the current price of our common stock, we may be unable to execute accretive acquisitions.

At times we have used our common stock to pay in part for acquisitions. Due to the lower market price of the common stock, we may not be able to use this security to execute future acquisitions.

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

Actual or perceived failures to comply with healthcare, data protection, privacy, security and fraud and abuse laws and regulations could materially adversely affect our business, results of operations and financial condition.

The healthcare industry is subject to extensive and evolving federal, state and foreign laws, regulations, standards and contractual obligations, including those governing healthcare operations, data protection, privacy and security, fraud and abuse and the handling of sensitive information. The global data protection and privacy landscape continues to evolve rapidly, and we are or may become subject to additional or more stringent requirements governing the collection, use, disclosure, retention, transfer and security of personal information, including health information. Compliance with these requirements is complex, costly and resource-intensive, and changes in laws, regulations or their interpretation or enforcement may restrict our operations, require modifications to our products or services, increase our costs or expose us to liability.

Any failure, or perceived failure, by us or our third-party service providers to comply with applicable laws, regulations, industry standards, contractual obligations or internal policies could result in regulatory investigations, enforcement actions, civil litigation, contractual liability, fines, penalties, negative publicity or reputational harm, any of which could materially adversely affect our business, financial condition and results of operations. In addition, we are subject to contractual and other obligations relating to privacy, data protection and information security that may be more stringent than applicable legal requirements, which may increase compliance costs, slow sales cycles or limit customer adoption of our products and services.

HIPAA and its implementing regulations impose significant requirements relating to the privacy and security of protected health information (“PHI”). We are subject to HIPAA and related contractual obligations, including obligations to safeguard PHI and to enter into business associate agreements with certain third-party vendors. Any failure by us or our vendors to comply with these obligations could expose us and our customers to significant contractual, civil or regulatory liability. We also process certain de-identified data subject to HIPAA requirements, which requires safeguards to prevent re-identification and compliance obligations if re-identification occurs.

In the ordinary course of our business, we collect, process and store sensitive information, including proprietary business information, intellectual property and personally identifiable information. Any data security incident involving us or our third-party vendors could result in regulatory investigations, reporting obligations, enforcement actions, litigation, fines or penalties under applicable federal and state privacy laws, including the California Consumer Privacy Act (“CCPA”), as well as reputational harm, any of which could materially adversely affect our business, financial condition and results of operations.

In addition, certain federal and state fraud and abuse laws, including anti-kickback and false claims laws, may apply to us indirectly through our relationships with healthcare providers, customers and partners. Violations of these laws can result in substantial civil and criminal penalties, exclusion from government healthcare programs and reputational harm. If we are found to have violated, or facilitated the violation of, such laws, our business, financial condition and results of operations could be materially adversely affected.

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

The Office of Inspector General (the “OIG”) of the Department of Health and Human Services (the “HHS”) has a longstanding concern that percentage-based billing arrangements may increase the risk of improper billing practices. In addition, certain states have adopted laws or regulations forbidding splitting of fees with non-physicians which may be interpreted to prevent business service providers, including medical billing providers, from using a percentage-based billing arrangement. The OIG and HHS recommend that medical billing companies develop and implement comprehensive compliance programs to mitigate this risk. While we have developed and implemented a comprehensive billing compliance program that we believe is consistent with these recommendations, our failure to ensure compliance with controlling legal requirements, accurately anticipate the application of these laws and regulations to our business and contracting model, or other failure to comply with regulatory requirements, could create liability for us, result in adverse publicity and negatively affect our business.

The federal Anti-Kickback Statute (the “AKS”) prohibits us from knowingly and willfully soliciting, receiving, offering or providing remuneration in exchange for referrals or recommendations for purposes of selling products or services which are paid for by federal healthcare programs such as Medicare and Medicaid. In addition, a claim including products or services resulting from a violation of the AKS constitutes a violation of the federal False Claims Act (the “FCA”). If we are determined to have violated the FCA, we may be required to pay up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim. If we are found to be in violation of the FCA, AKS, ACA, or any other applicable state or any federal fraud and abuse laws, whether by our current practices or for the past practices of a company we acquire, we may be subject to substantial civil damages and criminal penalties and fines that could have a material adverse impact on our business.

In addition, federal and state legislatures and agencies periodically consider proposals to revise aspects of the healthcare industry or to revise or create additional statutory and regulatory requirements. For instance, the current administration may make changes to the ACA, the nature and scope of which are presently unknown. Similarly, certain computer software products are regulated as medical devices under the Federal Food, Drug, and Cosmetic Act. While the Food and Drug Administration (the “FDA”) has sometimes chosen to disclaim authority to, or to refrain from actively regulating certain software products which are similar to our products, this area of medical device regulation remains in flux. We expect that the FDA will continue to be active in exploring legal regimes for regulating computer software intended for use in healthcare settings. Any additional regulation can be expected to impose additional overhead costs on us and should we fail to adequately meet these legal obligations, we could face potential regulatory action. Regulatory authorities such as the Centers for Medicare and Medicaid Services may also impose functionality standards with regard to electronic prescribing technologies. If implemented, proposals like these could impact our operations, the use of our services and our ability to market new services, or could create unexpected liabilities for us. We cannot predict what changes to laws or regulations might be made in the future or how those changes could affect our business or our operating costs.

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

Risks Related to Ownership of Shares of Our Common Stock

The conversion of the majority of the Series A Preferred Stock into common stock in March 2025 (the “Conversion”) increased the total number of outstanding shares, potentially diluting the value of existing common shareholders’ equity.

The Conversion resulted in the dilution of existing common shareholders’ ownership percentages. This dilution of ownership impacted the voting power, earnings per share and overall control of the Company for common shareholders prior to the Conversion. The Company’s earnings per share calculation was impacted by the additional common shares, offset by the amount of Series A Preferred Stock dividend that is not included in the calculation. The increased number of common shares outstanding also lowered the book value of each common share, which may adversely affect the market price of the Company’s common stock. Moreover, existing common shareholders may experience a reduced ability to influence corporate decisions if their voting power becomes more diluted due to additional conversions.

Series A Preferred Stock shareholders that converted their shares gained full voting rights upon conversion of their preferred shares into common stock.

Preferred shareholders do not have voting rights under the terms of their preferred stock, except under extremely limited circumstances. However, upon conversion of their preferred shares into common stock, these shareholders gained full voting rights, which altered the balance of voting power within the Company. The conversion of a majority of the Series A Preferred Stock shares could result in a situation where a large group of former Series A preferred shareholders collectively gain the ability to influence corporate decisions, including matters related to the election of directors, mergers, acquisitions, and other significant strategic initiatives. This shift in voting power could potentially dilute the influence of existing common shareholders and may lead to changes in the Company’s governance structure.

The Conversion of the Series A Preferred Stock, and any subsequent conversions, may be perceived negatively by the market.

The Conversion and any subsequent conversions could be perceived negatively by the market, potentially leading to a decline in the value of the Company’s common stock. Investors may interpret such conversion as a sign of financial weakness, dilution of ownership, or a shift in the Company’s capital structure that could impact earnings per share or control dynamics. This negative market perception may arise if investors believe the Conversion or any subsequent conversions are being undertaken to address financial challenges, increase liquidity, or meet other strategic objectives that could signal instability or uncertainty. Such market reactions could lead to increased volatility in the Company’s common stock price, reduced investor confidence, and challenges in maintaining or attracting capital in the future.

The Company’s potential for future issuances of common stock following the Conversion could be limited.

The Company may want to issue additional common stock in the future to raise capital for operations, acquisitions, or other strategic initiatives. Such potential for future issuances could be limited after the Conversion and any future conversions.

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

Political, economic and regulatory developments have affected fundamental changes in the healthcare industry. In response to perceived increases in healthcare costs in recent years, there have been, and continue to be, proposals by the federal government, state governments, regulators, and third-party payors to control these costs and, more generally, to reform the U.S. health care system. Certain of these proposals could limit the amounts CareCloud will receive for its products and services. The Patient Protection and Affordable Care Act (the “ACA”) substantially changed the way healthcare is financed by both government and private insurers.

The Company cannot predict at this time the full impact of the ACA, or any other legislative changes thereto, other new legislation, the current Administration, agency priorities, rulemaking and healthcare reform measures from U.S. federal or state governments, or third-party payors that may be adopted or implemented in the future on the Company’s financial condition, results of operations and cash flows. Although several legislative initiatives to repeal and replace the ACA have been proposed, and legal challenges to the constitutionality of the ACA or its component parts have been made, the nature and effect of any modification or repeal of, or legislative substitution for, the ACA, or any court decision regarding the ACA’s validity, is uncertain, and the Company cannot predict the effect that any of these events would have on the longer-term viability of the act, or on the Company’s financial condition, results of operations or cash flows. However, any changes that create stricter and more costly compliance obligations or lower reimbursement for the Company’s customers could materially and adversely affect its business, financial condition and results of operations. Future significant changes in the healthcare systems in the United States could also have a negative impact on the demand for the Company’s current and future products.

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

As of December 31, 2025, Mahmud Haq controlled 12% of our outstanding shares of common stock, limits investors from influencing significant corporate decisions.

As of December 31, 2025, Mahmud Haq, our founder and Executive Chairman, beneficially owned 12% of our outstanding shares of common stock. Although his ownership percentage was diluted due to the Conversion, Mr. Haq continues to exercise a significant level of influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our common stock.

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

Our Board of Directors has the authority to issue up to 7,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares, of which 984,530 shares of Series A Preferred Stock and 1,511,372 of Series B Preferred Stock were outstanding as of December 31, 2025. Our Board of Directors may exercise its authority with respect to the remaining shares of preferred stock without any further approval of common stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

We do not intend to pay cash dividends on our common stock.

Currently, we do not anticipate paying any cash dividends to holders of our common stock. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain.

Complying with the laws and regulations affecting public companies will increase our costs and the demands on management and could harm our operating results.

As a public company, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. For the year ended December 31, 2025, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. The cost of our compliance with Section 404 has increased as we were not required to have this attestation performed for the year ended December 31, 2024. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and stay in compliance with reporting requirements. Moreover, if we are not able to stay in compliance with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies any deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

There are many exemptions available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. The disclosures we will be required to provide in our SEC filings are still less than they would be if we were not considered a smaller reporting company. Specifically, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings. Our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we will rely on the exemption available to smaller reporting companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Ownership of Shares of Our Preferred Stock

In December 2023 we suspended the payment of the dividends on the Preferred Stock. The Company resumed paying monthly dividends in February 2025, paying one month of the arrearage each month for the rest of the year. The Company has also announced that starting with the February 2026 dividend payment, it will start paying double dividends monthly on the Series B Preferred Stock to reduce the dividends in arrears. We may not be able to continue to pay dividends on the Preferred Stock if we fall out of compliance with our loan covenants and are prohibited by our bank lender from paying dividends or if we have insufficient cash to make dividend payments.

Our ability to pay cash dividends on the Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities), and to be able to pay our debts as they become due in the usual course of business. We cannot predict with certainty whether we will remain in compliance with the covenants of our senior secured lender Provident, which include, among other things, a minimum trailing 12-month debt service coverage ratio and an EBITDA ratio requirement when we are utilizing our line of credit. If we fall out of compliance, our lender may exercise any of its rights and remedies under the loan agreement.

Notwithstanding these factors, during December 2023, the Company suspended the dividends on the Preferred Stock. Although the Company resumed payment of the monthly dividends in February 2025, we may not maintain sufficient cash to continue to pay dividends on the Preferred Stock, including the double dividend on the Series B Preferred Stock, and we cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make the Preferred Stock dividend payments that are currently due or in arrears and to fund our other liquidity needs. Our ability to pay dividends may again be impaired if any of the risks described in this document, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition, remaining in compliance with our affirmative and negative loan covenants with Provident, which we may be unable to do in the future, and other factors as our Board of Directors may deem relevant from time to time.

Our Series A and Series B Preferred Stock rank junior to all of our indebtedness and other liabilities.

Our Series A Preferred Stock ranks pari passu to our Series B Preferred Stock with respect to the distribution of assets upon our liquidation, dissolution or winding-up of our affairs. In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Preferred Stock. Also, the Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Preferred Stock then outstanding. We may in the future incur debt and other obligations that will rank senior to the Preferred Stock. At December 31, 2025, our total liabilities excluding contingent consideration equaled approximately $27.0 million.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Preferred Stock. There can be no assurance that we will remain in compliance with the Provident credit agreement, and if we default, we may be contractually prohibited from paying dividends on the Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Preferred Stock and may result in dilution to owners of the Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Preferred Stock and will dilute the value of their holdings.

We may issue additional shares of Series B Preferred Stock and additional series of preferred stock that rank on parity with the Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

We are allowed to issue additional shares of Series B Preferred Stock and additional series of preferred stock that would rank equal to or below the Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our amended and restated certificate of incorporation and the certificate of designations relating to the Preferred Stock without any vote of the holders of the Preferred Stock. Upon the affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock (voting together as a class with all other series of parity preferred stock we may issue upon which like voting rights have been conferred and are exercisable), we are allowed to issue additional series of preferred stock that would rank above the Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or the winding up of our affairs pursuant to our amended and restated certificate of incorporation and the certificate of designations relating to the Preferred Stock. The issuance of additional shares of Series B Preferred Stock and additional series of preferred stock could have the effect of reducing the amounts available to the Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Preferred Stock if we do not have sufficient funds to pay dividends on all Preferred Stock outstanding and other classes or series of stock with equal priority with respect to dividends.

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

Market interest rates may materially and adversely affect the value of the Series B Preferred Stock.

One of the factors that influences the price of the Series B Preferred Stock is the dividend yield on the Series B Preferred Stock (as a percentage of the market price of the Series B Preferred Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Series B Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series B Preferred Stock to materially decrease.

Holders of the Series B Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series B Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series B Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have such accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series B Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series B Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series B Preferred Stock might decline.

Our Series B Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series B Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series B Preferred Stock. Also, we may elect in the future to obtain a rating for the Series B Preferred Stock, which could adversely affect its market price. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing it on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series B Preferred Stock.

The market price of our Series B Preferred Stock is variable and is substantially affected by various factors.

The market price of our Series B Preferred Stock is subject to wide fluctuations in response to numerous factors. These factors include, but are not limited to, the following:

●	suspension of the dividend payments in December 2023 which were not resumed until February 2025;
●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series B Preferred Stock;
●	trading prices of similar securities;
●	the annual yield from dividends on the Series B Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	our financial condition, performance and prospects of our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
●	our issuance of additional preferred equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

A holder of Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights, and Mahmud Haq, our Executive Chairman, beneficially owned approximately 12% of our outstanding shares of common stock as of December 31, 2025. Accordingly, Mr. Haq exercises a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our Company or changes in management, and will make the approval of certain transactions difficult or impossible without his support, which in turn could reduce the price of our Series B Preferred Stock.

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

The Series B Preferred Stock is not convertible and investors will not realize a corresponding upside if the price of the common stock increases.

The Series B Preferred Stock is not convertible into common stock and earns dividends at a fixed rate. Accordingly, an increase in the market price of our common stock will not necessarily result in an increase in the market price of our Series B Preferred Stock. The market value of the Series B Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to the Series B Preferred Stock.

Although payment of the suspended dividends resumed in February 2025 and continued throughout the year, there are still dividends in arrears and we may be unable to raise additional capital without incurring excessive dilution.

In December 2023, we suspended payment on the Preferred Stock dividends. The Company resumed monthly payment of the dividends in February 2025 by paying one month of arrears during the rest of the year. The dividend arrearage on the converted Series A Preferred Stock was satisfied through the Conversion. At December 31, 2025, there was approximately $6.8 million of dividends in arrears. In addition to incurring excessive dilution, investors may not have an interest in purchasing our securities since the dividend was previously suspended for 14 months.

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

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact. As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations.

We also conduct exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the Company, and form detection, mitigation and remediation strategies.

As part of the above processes, we regularly engage consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. For 2025 and 2024, our Information Security Management System is compliant with ISO 27001. We also had SOC 2, Type 2 reviews performed for the years 2025 and 2024.

Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers.

In the third quarter of 2025, we engaged an external vendor to conduct penetration testing and manage the security posture of our public-facing website and application. This added an extra layer of oversight to our external security environment, complementing the efforts of our internal data security team. It also supported our SOC 2 audit readiness and helped us maintain a strong overall security posture.

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

Our Vice President of IT Infrastructure is responsible for overseeing the Company’s cybersecurity. He has a bachelor’s degree in computer science and has 18 years of extensive experience spanning diverse IT domains, with a specialized emphasis on Information Security across endpoints, servers, data centers, cloud infrastructure, and enterprise applications. He has been actively overseeing the strategic implementation of cybersecurity in accordance with information security management standards, HIPAA, and SOC 2 policies and procedures throughout the entire organization. This multifaceted responsibility involves managing and ensuring compliance with internationally recognized standards such as the ISO 27001 framework, healthcare regulatory guidelines under HIPAA and other recognized standards.

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

Item 2. Properties

Our corporate headquarters are located at 7 Clyde Road, Somerset, New Jersey 08873 where we occupy approximately 2,400 square feet of space under a month-to-month lease. Additionally, at December 31, 2025 we lease approximately 34,000 square feet of office space in 11 locations throughout the U.S., with lease terms that are typically five years or less. We also lease approximately 40,000 square feet for five pediatric offices in the Midwest, with leases that will expire between February 2026 and April 2036.

We lease approximately 14,000 square feet of land in Islamabad, Pakistan, where we constructed modular buildings used for office space and computer server facilities for two years expiring on September 30, 2026. The Company also leases a total of approximately 254,000 square feet of office space in Pakistan and in Sri Lanka. The lease in Sri Lanka expires in March 2026 and we intend to renew it for an additional year at expiration.

We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC, Meridian Medical Management, Inc., and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The Company’s portion of the settlement was approximately $32,000 and the insurance company paid the balance. The Company’s portion was recorded in accrued expenses at December 31, 2023 in the consolidated balance sheet.

In March 2019, a former customer filed a complaint against the Company in New Jersey State Court to recover damages claimed to have been caused by the mishandling of their account. Plaintiff alleged at least approximately $750,000 in damages which was disputed by the Company. The parties participated in a one-day court-ordered, non-binding arbitration. At that time, the arbitrator awarded Plaintiff $288,750 on its contract claims, and awarded the Company $21,698 on its cross-claim for unpaid fees. Plaintiff filed to reject this award. The Company previously filed a partial motion for summary judgment on the alleged punitive damages, but the court denied that motion finding there is an issue of fact as to whether those can be awarded at trial. The Company filed an offer of judgment for $200,000 during April 2024 which was accepted and paid in July 2024.

In connection with a prior acquisition, the seller had alleged that the Company owed approximately $800,000 in transition related costs to them. The parties agreed to settle the claim for approximately $316,000, which was paid in September 2024.

A former customer had a dispute with the Company that was based on services before and after the account was acquired in an acquisition. A complaint was filed in Massachusetts State Court, Essex County in February 2018. Under the terms of the purchase agreement, the Company’s liability, if any, was solely and expressly limited to damages related to its handling of the account at issue. The parties participated in formal mediation and at that time, Plaintiff’s starting settlement demand was over $2 million. The mediation was not successful. The Company made an offer of $100,000 in December 2024 to settle the suit, which was accepted. The settlement amount was recorded in accrued expenses at December 31, 2024 in the consolidated balance sheet. A settlement agreement with mutual releases was signed by the parties in January 2025 and payment was made in February 2025.

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

In April 2025, a dispute arose with a current customer utilizing one of the Company’s systems and they filed a complaint in Connecticut Superior Court, Judicial District of Middlesex. The parties agreed to settle the claim for $24,000. This amount was accrued at December 31, 2025 and was paid during January 2026.

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

Common Stockholders

As of February 19, 2026, there were approximately 10,400 holders of record of our common stock.

Dividends on Common Stock

We have not declared a cash dividend on our common stock since we became public on July 23, 2014, and currently we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

Sales of Unregistered Securities

There were no sales of unregistered equity securities during the year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended December 31, 2025.

Securities Authorized for Issuance under the Equity Compensation Plan

As of December 31, 2025, the following table shows the number of securities to be issued upon vesting under the equity compensation plan approved by the Company’s Board of Directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Number of securities remaining available for future issuance under equity incentive plan (excluding securities to be issued upon vesting)
Equity compensation plan approved by security holders - common shares	161,400	374,683
Equity compensation plan approved by security holders - preferred shares	19,199	16,000
Total	180,599	390,683

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition and results of operations for the years ended December 31, 2025 and 2024 and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

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

At a high level, these solutions can be categorized as follows:

●	Technology-enabled business solutions, which are sometimes provided as individual offerings and often provided in combination with each other, including:

○	RCM services which include end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform or through a third-party system;
○	AI tools designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care;
○	EHRs, which are easy to use and sometimes integrated with our business services, and enable our healthcare provider clients to deliver better patient care, streamline their clinical workflows, decrease documentation errors and potentially qualify for government incentives for both inpatient and outpatient services;
○	PM software and related capabilities, which support our clients’ day-to-day business operations within the enterprise-level facilities outpatient service areas and financial workflows, including automated insurance eligibility software, contains a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	RCM Cloud, a highly configurable inpatient revenue cycle management software solution that focuses on up front financial accountability, real-time insurance eligibility checking, robust billing, integrated claims resolution, denial management, collection management, and dynamic work queues designed maximize timely reimbursements;
○	HealthLine, which is a medical supply chain and inventory management system built for healthcare settings enables real-time tracking of supplies, equipment and consumables across multiple locations such as exam rooms, ambulances and storage closets;
○	Marketware, which offers a comprehensive physician strategy suite designed to support healthcare organizations in optimizing physician relationship management, streamlining recruitment and onboarding processes, and leveraging performance analytics. The platform consolidates critical data to enhance referral volume, strengthen provider engagement and drive strategic organizational growth;
○	Wellsoft, a solution for provider workflows in emergency departments and urgent care facilities has seamless integration into all major hospital IT systems and ancillary departments providing real-time patient tracking and instant lab orders, drug interaction checking and pharmacy review;
○	CareVue, a cloud-based EHR software that enhances clinical workflows for small hospitals and inpatient behavioral health facilities, driving efficiencies across inpatient settings through speech-to-text charting, e-prescribing and medication management and secure clinical communications;
○	PXM solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, including contactless digital check-in solutions, messaging and online appointment scheduling tools;
○	CareCloud Wellness, a digital health solution which includes chronic care management interactions with certified care managers and remote patient monitoring which feeds patient data directly to the EHR (and highlights exceptions); and telehealth solutions which allowing healthcare providers to conduct remote patient visits;
○	Business intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data;
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies;
○	Interoperability and data transformation software to support the complex realities of data exchange with healthcare trading partners, including labs, insurance companies, and other healthcare IT vendors;
○	Customized applications, interfaces and a variety of other technology solutions that support our healthcare clients;

○	Professional services consisting of application and advisory services, revenue cycle services, data analytic services and educational training services;
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle with staffing shortages; and
○	Managed services which include inpatient and outpatient IT services, government consulting and product development services.

●	MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the HFMA and is used by top hospitals and healthcare organizations nationwide.

●	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services. We currently provide services to three pediatric practices which comprises the Medical Practice Management segment.

Our offshore operations together accounted for approximately 17% and 15% of total expenses for the years ended December 31, 2025 and 2024, respectively. A significant portion of those expenses were personnel-related costs (approximately 76% and 75% of foreign costs for the years ended December 31, 2025 and 2024, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. All of the medical billing companies that we have acquired used domestic labor or subcontractors from higher cost locations to provide all or a substantial portion of their services. We are able to achieve significant cost reductions as we shift these labor costs to our offshore operations.

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

Adjusted EBITDA excludes the following amounts which are included in GAAP net income:

●	Income tax provision or the cash requirements to pay our taxes;
●	Net interest expense or the cash requirements necessary to service interest on principal payments on our debt;
●	Foreign currency losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Depreciation and amortization charges;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Lease termination and restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Net revenue	$120,499	$110,837

GAAP net income	10,798	7,851

Provision for income taxes	199	160
Net interest expense	81	812
Foreign exchange loss / other expense	284	335
Stock-based compensation expense	454	115
Depreciation and amortization	14,960	14,142
Transaction and integration costs	619	46
Lease termination and restructuring costs	154	596
Adjusted EBITDA	$27,549	$24,057

Adjusted operating income and adjusted operating margin exclude the following amounts which are included in GAAP operating income:

●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Lease termination and restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Net revenue	$120,499	$110,837

GAAP net income	10,798	7,851
Provision for income taxes	199	160
Net interest expense	81	812
Other expense - net	265	298
GAAP operating income	11,343	9,121
GAAP operating margin	9.4%	8.2%

Stock-based compensation expense	454	115
Amortization of purchased intangible assets	2,129	1,577
Transaction and integration costs	619	46
Lease termination and restructuring costs	154	596
Non-GAAP adjusted operating income	$14,699	$11,455
Non-GAAP adjusted operating margin	12.2%	10.3%

Adjusted net income and adjusted net income per share exclude the following amounts which are included in GAAP net income:

●	Foreign currency losses and other non-operating expenses;
●	Stock-based compensation expense, which includes cash-settled awards and the related taxes, based on changes in the stock price;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Lease termination and restructuring costs.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
GAAP net income	$10,798	$7,851

Foreign exchange loss / other expense	284	335
Stock-based compensation expense	454	115
Amortization of purchased intangible assets	2,129	1,577
Transaction and integration costs	619	46
Lease termination and restructuring costs	154	596
Non-GAAP adjusted net income	$14,438	$10,520

	Year Ended December 31,
	2025	2024
GAAP net income (loss) attributable to common shareholders, per share	$0.10	$(0.28)
Impact of preferred stock dividend	0.16	0.76
Net income per end-of-period share	0.26	0.48

Foreign exchange loss / other expense	0.01	0.02
Stock-based compensation expense	0.01	0.01
Amortization of purchased intangible assets	0.05	0.10
Transaction and integration costs	0.01	0.00
Lease termination and restructuring costs	0.00	0.04
Non-GAAP adjusted earnings per share	$0.34	$0.65

End-of-period common shares	42,437,949	16,256,236

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of December 31, 2025 and 2024. Non-GAAP adjusted earnings per share does not take into account dividends on the Preferred Stock. No tax effect has been provided in computing non-GAAP adjusted earnings per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2025	2024	2023	2022	2021
	($ in thousands, except per share data)
Net revenue	$120,499	$110,837	$117,059	$138,826	$139,599
Operating expenses:
Direct operating costs	64,456	60,842	70,817	84,434	86,918
Selling and marketing	4,818	6,232	9,650	9,788	8,786
General and administrative	18,386	16,123	21,464	23,820	24,273
Research and development	6,382	3,781	4,736	4,401	4,408
Change in contingent consideration	-	-	-	(3,090)	(2,515)
Depreciation and amortization	14,960	14,142	14,402	11,725	12,195
Goodwill impairment charges	-	-	42,000	-	-
Lease terminations, unoccupied lease charges and restructuring costs	154	596	1,105	1,138	2,005
Total operating expenses	109,156	101,716	164,174	132,216	136,070

Operating income (loss)	11,343	9,121	(47,115)	6,610	3,529

Net interest expense	(81)	(812)	(1,040)	(364)	(440)
Other expense - net	(265)	(298)	(883)	(637)	(96)
Income (loss) before provision (benefit) for income taxes	10,997	8,011	(49,038)	5,609	2,993
Income tax provision (benefit)	199	160	(364)	177	157
Net income (loss)	$10,798	$7,851	$(48,674)	$5,432	$2,836
Preferred stock dividend	6,906	12,310	15,674	15,517	14,052
Net income (loss) attributable to common shareholders	$3,892	$(4,459)	$(64,348)	$(10,085)	$(11,216)
Weighted average common shares outstanding: basic	37,792,428	16,146,975	15,669,472	15,109,587	14,541,061
Net income (loss) per common share: basic	$0.10	$(0.28)	$(4.11)	$(0.67)	$(0.77)

Consolidated Balance Sheet Data

	As of December 31,
	2025	2024	2023	2022	2021
	($ in thousands)
Cash and restricted cash	$3,617	$5,145	$3,331	$12,299	$10,340
Working capital - net (1)	1,315	5,220	(57)	12,255	5,997
Total assets	87,598	71,614	77,826	136,174	140,848
Total liabilities	28,092	21,840	36,109	34,485	42,917
Shareholders’ equity	59,506	49,774	41,717	101,689	97,931

(1)	Working capital-net is defined as current assets less current liabilities.

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
	($ in thousands)
Adjusted EBITDA	$27,549	$24,057	$15,429	$22,248	$22,119

Quarterly Results of Operations

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	($ in thousands, except per share data)
Net revenue	$34,423	$31,067	$27,377	$27,632	$28,239	$28,546	$28,090	$25,962
Operating expenses:
Direct operating costs	18,288	16,224	14,480	15,464	15,003	15,420	15,242	15,177
Selling and marketing	1,446	1,123	1,118	1,131	1,423	1,375	1,664	1,770
General and administrative	4,809	4,887	4,358	4,332	3,996	4,378	4,028	3,721
Research and development	2,543	1,584	1,020	1,235	1,013	800	1,055	913
Depreciation and amortization	4,219	4,022	3,382	3,337	3,257	3,241	3,714	3,930
Lease termination and restructuring costs	-	17	23	114	91	67	116	322
Total operating expenses	31,305	27,857	24,381	25,613	24,783	25,281	25,819	25,833

Operating income	3,118	3,210	2,996	2,019	3,456	3,265	2,271	129

Net interest income (expense)	4	(52)	(17)	(16)	(48)	(162)	(264)	(338)
Other (expense) income - net	(161)	(55)	(35)	(14)	(71)	60	(294)	7
Income (loss) before provision for income taxes	2,961	3,103	2,944	1,989	3,337	3,163	1,713	(202)
Income tax provision	73	43	42	41	41	41	39	39
Net income (loss)	$2,888	$3,060	$2,902	$1,948	$3,296	$3,122	$1,674	$(241)

Preferred stock dividend	1,365	1,365	1,365	2,811	3,286	3,789	3,923	1,312
Net income (loss) attributable to common shareholders	$1,523	$1,695	$1,537	$(863)	$10	$(667)	$(2,249)	$(1,553)
Net income (loss) per common share:
Basic and diluted	$0.04	$0.04	$0.04	$(0.04)	$0.00	$(0.04)	$(0.14)	$(0.10)

Adjusted EBITDA	$7,692	$7,733	$6,529	$5,595	$7,141	$6,840	$6,389	$3,687

Reconciliation of net income (loss) to adjusted EBITDA

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by year:

	Year Ended December 31,
	2025	2024	2023	2022	2021
	($ in thousands)
Net income (loss)	$10,798	$7,851	$(48,674)	$5,432	$2,836
Depreciation	2,511	2,043	2,001	1,952	1,927
Amortization	12,449	12,099	12,401	9,773	10,268
Foreign exchange loss / other expense	284	335	918	712	241
Net interest expense	81	812	1,040	364	440
Income tax provision (benefit)	199	160	(364)	177	157
Stock-based compensation expense, net of restructuring costs	454	115	4,716	4,914	5,396
Transaction and integration costs	619	46	286	876	1,364
Goodwill impairment charges	-	-	42,000	-	-
Lease terminations, unoccupied lease charges and restructuring costs	154	596	1,105	1,138	2,005
Change in contingent consideration	-	-	-	(3,090)	(2,515)
Adjusted EBITDA	$27,549	$24,057	$15,429	$22,248	$22,119

The following table contains a reconciliation of net income (loss) to adjusted EBITDA by quarter:

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	($ in thousands)
Net income (loss)	$2,888	$3,060	$2,902	$1,948	$3,296	$3,122	$1,674	$(241)
Depreciation	704	652	594	561	533	504	503	503
Amortization	3,515	3,370	2,788	2,776	2,724	2,737	3,211	3,427
Foreign exchange loss (gain) / other expense	164	60	41	19	91	(57)	306	(5)
Net interest (income) expense	(4)	52	17	16	48	162	264	338
Income tax provision	73	43	42	41	41	41	39	39
Stock-based compensation expense (benefit), net of restructuring costs	147	88	111	108	306	252	265	(708)
Transaction and integration costs	205	391	11	12	11	12	11	12
Lease termination and restructuring costs	-	17	23	114	91	67	116	322
Adjusted EBITDA	$7,692	$7,733	$6,529	$5,595	$7,141	$6,840	$6,389	$3,687

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

Providers and Practices Served: As of December 31, 2025 and 2024, we provided services to approximately 45,000 and 40,000 providers, respectively, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,900 and 2,600 practices, respectively. In addition, we served approximately 80 clients who were not medical practices, but are service organizations who serve the healthcare community. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Customer Renewal Rate: Our customer renewal rate measures the percentage of our RCM clients who utilize our technology platform who were a party to a services agreement with us on January 1 of a particular year and continued to operate and be a client on December 31 of the same year. It also includes acquired accounts, if they are a party to a services agreement with the company we acquired and are generating revenue for us, so long as the risk of client loss under the respective purchase agreement has fully shifted to us by January 1 of the particular year. Our renewal rates for 2025 and 2024 were 91% and 95% of the number of practices that renewed, respectively. These renewal percentages are not indicative of the loss of revenue due to non-renewal.

Sources of Revenue

Revenue: We primarily derive our on-going revenues from technology-enabled business solutions, reported in our Healthcare IT segment, which typically includes revenue cycle management and is billed as a percentage of payments collected by our customers. This fee includes the ability to use our EHR, practice management systems and other software as part of the bundled fee. These solutions accounted for approximately 63% and 67% of our revenues during the years ended December 31, 2025 and 2024, respectively. This includes customers utilizing our proprietary product suites, as well as customers from acquisitions of RCM companies which we are servicing utilizing third-party software. Key drivers of our revenue include growth in the number of providers we are servicing, the number of patients served by those providers, and collections by those providers. It also includes SaaS fees, for clients not utilizing revenue cycle management services. When clients utilize our revenue cycle management services, basic SaaS services are included at no additional charge. Revenue is also generated from coding, credentialing, indexing, transcription and other ancillary services.

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

We earned approximately 1% of our revenue from group purchasing services during the years ended December 31, 2025 and 2024. We earned approximately 12% and 13% of our revenue from medical practice management services during the years ended December 31, 2025 and 2024, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

Operating Expenses

Direct Operating Costs. Direct operating costs consist primarily of salaries and benefits related to personnel who provide services to our customers, claims processing costs, costs to operate the three managed practices, including facility lease costs, supplies, insurance and other direct costs related to our services. Costs associated with the implementation of new customers are expensed as incurred. The reported amounts of direct operating costs do not include depreciation and amortization, which are broken out separately in the consolidated statements of operations. Operations in our Offshore Offices together accounted for approximately 14% and 13% of direct operating costs for the years ended December 31, 2025 and 2024, respectively. As we grow, we expect to achieve further economies of scale and to see our direct operating costs decrease as a percentage of revenue.

Selling and Marketing Expense. Selling and marketing expense consists primarily of compensation and benefits, commissions, travel and advertising expenses, which includes onshore and offshore personnel.

General and Administrative Expense. General and administrative expense consists primarily of personnel-related expense for administrative employees, including compensation, benefits, travel, facility lease costs and insurance, software license fees and outside professional fees. Our Offshore Offices accounted for approximately 21% and 22% of general and administrative expenses for the years ended December 31, 2025 and 2024, respectively.

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

Income Taxes. In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company reported GAAP earnings in 2025 and 2024, it has incurred tax losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of December 31, 2025 and December 31, 2024. For the global intangible low-taxed income (“GILTI”) tax, companies can either account for the GILTI inclusion in the period in which they are incurred or establish deferred tax liabilities for the expected future taxes associated with GILTI. The Company records the GILTI provisions as they are incurred each period.

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

Goodwill Impairment:

Goodwill is evaluated for impairment annually as of October 31st, referred to as the annual test date. The Company also tests for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units (Healthcare IT and Medical Practice Management). Application of the goodwill impairment test requires judgment including the use of a discounted cash flow approach, the trading price of publicly traded stock and the guideline public company method. These analyses require significant assumptions and judgments. These assumptions and judgments include estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, determination of our weighted average cost of capital and the selection of comparable companies and the interpretation of their data. Future business and economic conditions, as well as differences in actual financial results related to any of the assumptions, could materially impact the consolidated financial statements through impairment of goodwill or intangible assets and acceleration of the amortization period of the purchased intangible assets which are finite-lived assets. No impairment charges were recorded during the years ended December 31, 2025 or 2024.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the years shown.

	Year Ended December 31,
	2025	2024
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	53.5%	54.9%
Selling and marketing	4.0%	5.6%
General and administrative	15.3%	14.5%
Research and development	5.3%	3.4%
Depreciation and amortization	12.4%	12.8%
Lease termination and restructuring costs	0.1%	0.6%
Total operating expenses	90.6%	91.8%

Operating income	9.4%	8.2%

Net interest expense	(0.1%)	(0.7%)
Other expense - net	(0.2%)	(0.3%)
Income before provision for income taxes	9.1%	7.2%
Income tax provision	0.2%	0.1%
Net income	8.9%	7.1%

Comparison of 2025 and 2024

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Net revenue	$120,499	$110,837	$9,662	9%

Net revenue. Net revenue of $120.5 million for the year ended December 31, 2025 increased by $9.7 million or 9% from revenue of $110.8 million for the year ended December 31, 2024. Revenue for the years ended December 31, 2025 and 2024 includes $76.9 million and $73.7 million relating to technology-enabled business solutions, $25.4 million and $18.2 million related to professional services and $13.9 million and $14.4 million for medical practice management services, respectively. Our printing and mailing and group purchasing services aggregated $4.3 million and $4.5 million for the year ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025 there was approximately $10.5 million of revenue related to the Medsphere acquisition. (Refer to Forward-Looking Statements disclosure on page 3 of this Annual Report on Form 10-K.)

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Direct operating costs	$64,456	$60,842	$3,614	6%
Selling and marketing	4,818	6,232	(1,414)	(23%)
General and administrative	18,386	16,123	2,263	14%
Research and development	6,382	3,781	2,601	69%
Depreciation	2,511	2,043	468	23%
Amortization	12,449	12,099	350	3%
Lease termination and restructuring costs	154	596	(442)	(74%)
Total operating expenses	$109,156	$101,716	$7,440	7%

Direct Operating Costs. Direct operating costs of $64.5 million for the year ended December 31, 2025 increased by $3.6 million or 6% from direct operating costs of $60.8 million for the year ended December 31, 2024. Salary costs increased by $1.0 million primarily due to the Medsphere acquisition. Outsourcing and other customer processing costs increased by $2.4 million and consultancy expenses increased by $270,000.

Selling and Marketing Expense. Selling and marketing expense of $4.8 million for the year ended December 31, 2025 decreased by $1.4 million or 23% from selling and marketing expense of $6.2 million for the year ended December 31, 2024. The decrease for the year ended December 31, 2025 was due to lower spending on selling and marketing activities and a reduction in headcount.

General and Administrative Expense. General and administrative expense of $18.4 million for the year ended December 31, 2025 increased by $2.3 million or 14% from general and administrative expense of $16.1 million for the year ended December 31, 2024. Salary costs increased by $2.5 million due to the increase in headcount. Legal and professional fees decreased by $794,000.

Research and Development Expense. Research and development expense of $6.4 million for the year ended December 31, 2025 increased by $2.6 million or 69% from research and development expense of $3.8 million for the year ended December 31, 2024. The increase was due to an increase in the offshore headcount. During the years ended December 31, 2025 and 2024, the Company capitalized approximately $3.2 million and $5.7 million of development costs, respectively, in connection with its internal-use software.

Depreciation Expense. Depreciation expense was $2.5 million for the year ended December 31, 2025 and increased by $468,000 or 23% from depreciation expense of $2.0 million for the year ended December 31, 2024. The increase primarily relates to certain leasehold improvements being capitalized.

Amortization Expense. Amortization expense of $12.4 million for the year ended December 31, 2025 increased by $350,000 or 3% from amortization expense of $12.1 million for the year ended December 31, 2024. The increase in amortization expense was due to the amortization of the intangible assets related to the current years’ acquisitions.

Lease Termination and Restructuring Costs. During the years ended December 31, 2025 and 2024, the Company recorded approximately $154,000 and $606,000 of restructuring costs, respectively. Restructuring costs consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. During the year ended December 31, 2024, there was a gain on a lease termination of approximately $10,000.

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Interest income	$206	$88	$118	134%
Interest expense	(287)	(900)	613	68%
Other expense - net	(265)	(298)	33	11%
Income tax provision	199	160	39	24%

Interest Income. Interest income of $206,000 for the year ended December 31, 2025 increased by $118,000 or 134% from interest income of $88,000 for the year ended December 31, 2024. The interest income represents late fees from customers and interest earned on temporary cash investments, which increased due to higher cash balances being invested.

Interest Expense. Interest expense of $287,000 for the year ended December 31, 2025 decreased by $613,000 or 68% from $900,000 for the year ended December 31, 2024. The decrease in interest expense was due to the decreased use of the line of credit and decreases in the interest rate charged. Interest expense on the line of credit was $152,000 and $649,000 during the years ended December 31, 2025 and 2024, respectively and amortization of deferred financing costs was $44,000 and $127,000 during the years ended December 31, 2025 and 2024, respectively.

Other Expense - net. Other expense - net was $265,000 for the year ended December 31, 2025 compared to other expense - net of $298,000 for the year ended December 31, 2024. Other expense primarily represents foreign currency transaction gains and losses and legal settlements made by the Company. Legal and other settlements recorded during the years ended December 31, 2025 and 2024 were approximately $175,000 and $465,000, respectively. There was a foreign exchange loss of $109,000 and a gain of $130,000 for the years ended December 31, 2025 and 2024, respectively. Transaction gains and losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts receivable/payable between the entities. Whenever the exchange rate varies, the gains and losses are recorded in the consolidated statements of operations.

Income Tax Provision. There was a $199,000 provision for income taxes for the year ended December 31, 2025 compared to $160,000 for the year ended December 31, 2024.

The income tax expense for the years ended December 31, 2025 and 2024 was $199,000 and $160,000, respectively. There was no deferred tax recorded for the years ended December 31, 2025 and 2024. The provision for 2025 and 2024 primarily relates to state and foreign income taxes. The pre-tax income was $11.0 million and $8.0 million for the years ended December 31, 2025 and 2024, respectively. Although the Company reported GAAP earnings in 2025 and 2024, it has incurred tax losses historically and there is uncertainty regarding future U.S. taxable income, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at December 31, 2025 and 2024. The Company will maintain a full valuation allowance on deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

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

As of December 31, 2025, the Company has a total federal NOL carry forward of approximately $271 million of which approximately $186 million will expire between 2030 and 2037, and the balance of approximately $85 million has an indefinite life. At December 31, 2025, the Company had federal research and development credit carryforwards of approximately $3.4 million. Out of the total federal NOL carry forward, approximately $237 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $214 million, of which $87 million relates to the State of New Jersey. These NOLs expire starting in 2026.

Liquidity and Capital Resources

During the year ended December 31, 2025, cash flow from operations was $28.6 million and at year-end, the Company had $3.6 million in cash and restricted cash and working capital of $1.3 million. During the year ended December 31, 2024, cash flow from operations was $20.6 million and at year-end, the Company had $5.1 million in cash and working capital of $5.2 million. There were no outstanding bank borrowings at both December 31, 2025 and 2024.

The following table summarizes our cash flows for the years presented.

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$28,561	$20,642	$7,919	38%
Net cash used in investing activities	(24,535)	(7,406)	(17,129)	(231%)
Net cash used in financing activities	(5,611)	(11,256)	5,645	50%
Effect of exchange rate changes on cash and restricted cash	57	(166)	223	134%
Net (decrease) increase in cash and restricted cash	$(1,528)	$1,814	$(3,342)	184%

The income before income taxes was $11.0 million for the year ended December 31, 2025, which included $15.0 million of non-cash depreciation and amortization. The income before income taxes for the year ended December 31, 2024 was $8.0 million, which included $14.1 million of non-cash depreciation and amortization.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our Provident line of credit is based on the secured overnight financing rate which has been declining slightly since the inception of the line of credit.

Operating Activities

Cash provided by operating activities was $28.6 million and $20.6 million during the years ended December 31, 2025 and 2024, respectively. The increase in the net income of $2.9 million included the following changes in non-cash items: an increase in stock-based compensation expense of $339,000 and an increase in depreciation and amortization of $739,000. Revenue increased by $9.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Cash operating expenses increased by $6.6 million for the same period.

Accounts receivable increased by $408,000 and $1.2 million for the years ended December 31, 2025 and 2024, respectively. Accounts payable and other liabilities increased by $1.3 million and decreased by $4.7 million for the years ended December 31, 2025 and 2024, respectively.

Investing Activities

Cash used in investing activities during the year ended December 31, 2025 was $24.5 million, an increase of $17.1 million compared to $7.4 million during the year ended December 31, 2024. This is primarily due to the Company paying $16.5 million for its acquisitions during the year ended December 31, 2025. Capitalized software was $3.2 million and $5.7 million during the years ended December 31, 2025 and 2024, respectively. Purchases of property and equipment were $4.8 million and $1.7 million during the years ended December 31, 2025 and 2024, respectively.

Financing Activities

Cash used by financing activities during the year ended December 31, 2025 was $5.6 million, compared to $11.3 million for the year ended December 31, 2024. Cash used by financing activities during 2025 includes the payment of dividends on the Preferred Stock of $6.3 million and $620,000 of repayments for debt obligations. Cash used by financing activities during 2024 includes the repayment of the credit line of $10 million and $677,000 of repayments for debt obligations. During the year ended December 31, 2025, the Company borrowed approximately $1.5 million to finance the purchase of an aircraft and several vehicles. There was also $24,000 of payments to settle the tax withholding obligations in 2025 compared to $579,000 in 2024. During the year ended December 31, 2025, the Company borrowed approximately $9.3 million on the line of credit primarily to finance the acquisition of Medsphere and which it repaid by the end of the year.

Contractual Obligations and Commitments

We have contractual obligations under our line of credit. We also maintain operating leases for property and certain office equipment. We were in compliance with all SVB and Provident covenants in 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025, and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the first quarter of 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2025, talkMD had not yet commenced operations. The Company made arrangements to have the income tax returns prepared for talkMD and advanced the funds for the required taxes. Cumulatively, the Company has paid approximately $6,500 on behalf of talkMD for income taxes. We do not engage in off-balance sheet financing arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of December 31, 2025, our Co-Chief Executive Officers and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. Our management, including our Co-Chief Executive Officers and Interim Chief Financial Officer, have concluded that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our consolidated financial condition, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Our management has performed its assessment according to the guidelines established by COSO. Management excluded MAP App, Medsphere and RevNu from its assessment of internal controls over financial reporting, our current year acquisitions, as it was not possible to conduct an assessment of the acquired businesses’ internal controls over financial reporting in the period between the commencement date and the date of management’s assessment. During 2025, the net revenue recorded by the Company for MAP App, Medsphere and RevNu was approximately $226,000, $10.5 million and $882,000, respectively and the net assets acquired were approximately $625,000, $16.5 million and $565,000 respectively, including goodwill. Our management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Management has performed analysis and procedures in preparing our consolidated financial statements. We have concluded that our consolidated financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented.

Because of its inherent limitations, our internal controls over financial reporting provide reasonable, not absolute, assurance that the consolidated financial statements and notes thereto are free of material error. In addition, no internal control structure can provide absolute assurance that all instances of fraud have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Tanner LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of December 31, 2025 and for the year then ended included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our definitive Proxy Statement for the 2026 Meeting of Shareholders which will be filed within 120 days of the end of our fiscal year ended December 31, 2025 (“2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Balance Sheets as of December 31, 2025 and 2024
(ii)	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

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

2.16

Asset Purchase Agreement between Medsphere Systems Corporation (“Medsphere”) and CareCloud Holdings, Inc. (“Holdings”) dated as of August 22, 2025 (filed as Exhibit 2.1 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.17

Transition Services Agreement between Medsphere and Holdings dated as of August 22, 2025 (filed as Exhibit 2.2 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.18	Security Agreement by the Company and its subsidiaries in favor of Wells Fargo Bank N.A. (“Wells Fargo”) dated as of August 22, 2025 (filed as Exhibit 2.3 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.19	Patent Security Agreement by Holdings and CareCloud Health, Inc. in favor of Wells Fargo dated as of August 22, 2025 (filed as Exhibit 2.4 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.20	Copyright Security Agreement by Holdings in favor of Wells Fargo dated as of August 22, 2025 (filed as Exhibit 2.5 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.21	Trademark Security Agreement by the Company and Holdings in favor of Wells Fargo dated as of August 22, 2025 (filed as Exhibit 2.6 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.22	Deferred Payment Agreement by and among Wells Fargo, Holdings, the Company and its other subsidiaries dated as of August 22, 2025 (filed as Exhibit 2.7 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.23	Guaranty by and among Wells Fargo as Lender and Holdings as Issuer dated as of August 22, 2025 (filed as Exhibit 2.8 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.24	Bill of Sale by and between Medsphere and Holdings dated as of August 22, 2025 (filed as Exhibit 2.9 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.25	Power of Attorney by and between Medsphere and Holdings dated as of August 22, 2025 (filed as Exhibit 2.10 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.26	Intellectual Property Assignment Agreement by and between Medsphere and Holdings dated as of August 22, 2025 (filed as Exhibit 2.11 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

2.27	Assignment and Assumption Agreement between Medsphere and Holdings dated as of August 22, 2025 (filed as Exhibit 2.12 to the Company’s Form 8-K filed on August 25, 2025, and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company dated April 4, 2014 (filed as Exhibit 3.1 to the Company’s Form S-1 filed on September 25, 2018 and incorporated herein by reference).

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

3.8	Certificate of Correction to Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated February 5, 2025 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on February 7, 2025 and incorporated herein by reference).

3.10	Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 6, 2016 (filed as Exhibit 3.3 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.11	First Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 15, 2017 (filed as Exhibit 3.4 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.12	Second Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated March 23, 2018 (filed as Exhibit 3.5 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.13	Third Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 25, 2018 (filed as Exhibit 3.7 to the Company’s Form S-1 filed on September 25, 2018, and incorporated herein by reference).

3.14	Fourth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated January 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on January 28, 2020, and incorporated herein by reference).

3.15	Fifth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated May 19, 2020 (filed as Exhibit 3.2 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

3.16	Sixth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated July 9, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2020, and incorporated herein by reference).

3.17	Seventh Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.18	Certificate of Correction to Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.2 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.19	Eighth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.4 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.20	Ninth Amendment to Amended and Restated Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Perpetual Preferred Stock dated September 11, 2024 (filed as Exhibit 3.1 to the Company’s Form 8-K filed September 16, 2024 and incorporated herein by reference).

3.21	Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed January 31, 2022 and incorporated herein by reference).

3.22	Certificate of Correction to First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 3.3 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.23	First Amendment to Certificate of Designations, Preferences and Rights of 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock dated June 15, 2022 (filed as Exhibit 3.5 to the Company’s Form 8-K/A filed June 17, 2022 and incorporated herein by reference).

3.24	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Amendment No. 1 to Form S-1 filed on April 7, 2014, and incorporated herein by reference).

4.1	Form of common stock certificate of the Company (filed as Exhibit 4.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

4.2	Form of stock certificate of the 11% Series A Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.2 to Amendment No. 2 to the Company’s Form S-1 on October 19, 2015, and incorporated herein by reference).

4.3	Form of stock certificate of the 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-A on January 31, 2022 and incorporated herein by reference).

4.4	Warrant to Purchase Stock dated as of October 13, 2017 issued by the Company to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

4.5	Warrant to Purchase Stock issued by the Company on September 20, 2018 to Silicon Valley Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

4.6	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.5 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.7	Warrant to Purchase Stock issued by the Company on January 8, 2020 to Runway Growth Credit Fund Inc. (filed as Exhibit 4.6 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

4.8	Form of Warrant to Purchase Stock issued by the Company on June 16, 2020 with respect to the Meridian transaction (filed as Exhibit 4.7 to the Company’s Form S-1 filed on August 20, 2020, and incorporated herein by reference).

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.9 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to Amendment No. 2 to the Company’s Form S-1 filed on May 7, 2014, and incorporated herein by reference).

10.2 *	Amended and Restated Equity Incentive Plan of the Company (filed as Appendix B to the Company’s Proxy Statement on Schedule 14A filed on February 10, 2017, and incorporated herein by reference).

10.3 *	First Amendment to the Amended and Restated Equity Incentive Plan of the Company (filed as Exhibit 10.16 to the Company’s Form 10-Q filed on August 8, 2018, and incorporated herein by reference).

10.4*	Second Amendment to MTBC, Inc. Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 21, 2020, and incorporated herein by reference).

10.5 *	Form of Restricted Stock Unit Agreement under Amended and Restated Equity Incentive Plan (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Form S-1 filed on April 7, 2014, and incorporated herein by reference).

10.6 *	Third Amendment to Amended and Restated Equity Incentive Plan (filed as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2022, and incorporated herein by reference).

10.7 *	Form of Restricted Stock Award Agreement under the Amended and Restated Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Form 10-K filed on March 24, 2016, and incorporated herein by reference).

10.8	Lease between Company and Mahmud Haq with respect to offices located at 7 Clyde Road, Somerset, NJ 08873 (filed as Exhibit 10.4 to the Company’s Form S-1 filed on December 20, 2013, and incorporated herein by reference).

10.9 *	Employment Agreement between the Company and Mahmud Haq dated as of May 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.10 *	Employment Agreement between the Company and A. Hadi Chaudhry dated as of March 23, 2021 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 24, 2021, and incorporated herein by reference).

10.11 *	Employment Agreement between the Company and Bill Korn dated as of May 1, 2018 (filed as Exhibit 10.4 to the Company’s Form 8-K filed on May 7, 2018, and incorporated herein by reference).

10.12 *	Employment Agreement and Bonus Agreement between the Company and Larry Steenvoorden each dated as of July 6, 2023 (filed as Exhibit 10.1 and 10.2, respectively, to the Company’s Form 8-K filed on July 11, 2023 and incorporated herein by reference).

10.13 *	Employment Agreement between the Company and A. Hadi Chaudhry dated December 16, 2024 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2024 and incorporated herein by reference).

10.14 *	Employment Agreement between the Company and Stephen Snyder dated December 16, 2024 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2024 and incorporated herein by reference).

10.15 *	Employment Agreement between the Company and Crystal Williams dated December 16, 2024 (filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2024 and incorporated herein by reference).

10.16 *	Employment Agreement between the Company and Mahmud Haq dated as of December 26, 2025 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2025 and incorporated herein by reference).

10.17 *	Employment Agreement between the Company and A. Hadi Chaudhry dated December 26, 2025 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 29, 2025 and incorporated herein by reference).

10.18 *	Employment Agreement between the Company and Stephen Snyder dated December 26, 2025 (filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 29, 2025 and incorporated herein by reference).

10.19 *	Employment Agreement between the Company and Crystal Williams dated December 26, 2025 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 29, 2025 and incorporated herein by reference).

10.20	Loan and Security Agreement dated as of October 13, 2017 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2017, and incorporated herein by reference).

10.21	Joinder and First Loan Modification Agreement dated as of September 20, 2018 between Medical Transcription Billing, Corp., MTBC Acquisition, Corp., MTBC Health, Inc. and MTBC Practice Management, Corp. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 20, 2018, and incorporated herein by reference).

10.22	Second Loan Modification Agreement dated November 15, 2019, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on November 21, 2019, and incorporated herein by reference).

10.23	Joinder and Third Loan Modification Agreement dated as of February 28, 2020 between MTBC, Inc., MTBC Acquisition Corp., MTBC Health, Inc. and MTBC Practice Management Corp., MTBC-Med, Inc., CareCloud Corporation and Silicon Valley Bank (filed as Exhibit 10.16 to the Company’s Form 10-K filed on February 28, 2020, and incorporated herein by reference).

10.24	Joinder and Fourth Loan Modification Agreement dated September 21, 2020, by and between the Company and SVB (filed as Exhibit 1.1 to the Company’s Form 8-K filed on September 25, 2020, and incorporated herein by reference).

10.25	Joinder and Fifth Loan Modification Agreement dated September 21, 2021, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 22, 2021 and incorporated herein by reference).

10.26	Sixth Loan Modification Agreement dated January 27, 2022, by and between the Company and SVB (filed as Exhibit 10.19 to the Company’s Form 10-Q filed on May 9, 2022 and incorporated herein by reference).

10.27	Seventh Loan Modification Agreement dated February 17, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 21, 2023 and incorporated herein by reference).

10.28	Eighth Loan Modification Agreement dated August 31, 2023, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 1, 2023 and incorporated herein by reference).

10.29	Ninth Loan Modification Agreement dated October 25, 2024, by and between the Company and SVB (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 28, 2024 and incorporated herein by reference).

10.30	Underwriting Agreement dated January 28, 2022 by and between the Company and B. Riley FBR, Inc. as representative of several underwriters named therein (filed as Exhibit 1.1 to the Company’s Form 8-K filed on January 31, 2022, and incorporated herein by reference).

10.31	At Market Issuance Sales Agreement dated February 14, 2022 by and between CareCloud, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company’s Form 8-K filed on February 14, 2022 and incorporated herein by reference).

10.32	Agreement dated September 3, 2025 between the Company and Provident Bank. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2025 and incorporated herein by reference).

10.33	Commercial Line of Credit Note between the Company and Provident Bank (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2025 and incorporated herein by reference).

10.34	Consulting Agreement dated June 3, 2022 by and between the Company and Hill City Advisors, LLC (filed as Exhibit 10.22 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.35	Amendment to Consulting Agreement dated February 16, 2023 by and between the Company and Hill City Advisors, LLC (filed as Exhibit 10.23 to the Company’s Form 10-K filed on March 2, 2023, and incorporated herein by reference).

10.36	Additional Statement of Work dated January 29, 2024 added as Exhibit B to the Consulting Agreement between the Company and Hill City Advisors, LLC. (filed as Exhibit 10.26 to the Company’s Form 10-K filed on March 21, 2024, and incorporated herein by reference).

10.37	Consulting Agreement dated January 9, 2024, and as amended February 12, 2024, by and between the Company and Korn Intellect, LLC (filed as Exhibit 10.27 to the Company’s Form 10-K filed on March 21, 2024, and incorporated herein by reference).

10.38	Amendment to Consulting Agreement dated September 5, 2024 between the Company and Korn Intellect, LLC. (filed as Exhibit 10.32 to the Company’s Form 10-K filed on March 13, 2025, and incorporated herein by reference).

10.39	Second Amendment to Consulting Agreement dated December 9, 2024 between the Company and Korn Intellect, LLC. (filed as Exhibit 10.33 to the Company’s Form 10-K filed on March 13, 2025, and incorporated herein by reference).

10.40	Consulting Agreement dated July 28, 2025 between the Company and Stochastic Solutions, LLC.

19.1	Insider Trading Policy dated December 1, 2024 (filed as Exhibit 19.1 to the Company’s Form 10-K filed on March 13, 2025, and incorporated herein by reference).

21.1	List of subsidiaries.

23.1	Consent of Tanner LLP.

23.2	Consent of Rosenberg Rich Baker Berman P.A.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (filed as Exhibit 97.1 to the Company’s Form 10-K filed on March 21, 2024, and incorporated herein by reference).

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CareCloud, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date:	March 12, 2026

By:	/s/ Norman Roth
Norman Roth
Interim Chief Financial Officer and Corporate Controller
Date:	March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mahmud Haq		March 12, 2026
Mahmud Haq	Executive Chairman and Director

/s/ Stephen Snyder		March 12, 2026
Stephen Snyder	Chief Executive Officer (Principal Executive Officer)

/s/ Norman Roth		March 12, 2026
Norman Roth	Interim Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer)

/s/ Anne Busquet		March 12, 2026
Anne Busquet	Director

/s/ Bill Korn		March 12, 2026
Bill Korn	Director

/s/ Cameron Munter		March 12, 2026
Cameron Munter	Director

/s/ Lawrence Sharnak		March 12, 2026
Lawrence Sharnak	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CareCloud, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of CareCloud, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of MAP App, Medsphere and RevNu, each a wholly-owned subsidiary. During the year ended December 31, 2025, the net revenue recorded by the Company for MAP App, Medsphere and RevNu was approximately $226,000, $10,500,000 and $882,000, respectively, and the net assets acquired were approximately $625,000, $16,500,000 and $565,000, respectively, including goodwill. As indicated in Management’s Report, MAP App, Medsphere and RevNu were acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of MAP App, Medsphere and RevNu.

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

/s/ Tanner LLP

We have served as the Company’s auditors since 2025.

Lehi, Utah

March 12, 2026

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

/s/ ROSENBERG RICH BAKER BERMAN, P.A

We served as the Company’s auditor for 2024.

Somerset, New Jersey

March 13, 2025

CARECLOUD, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

($ in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$3,117	$5,145
Restricted cash	500	-
Accounts receivable - net	15,062	12,774
Contract asset	3,664	4,334
Inventory	507	574
Current assets - related party	16	16
Prepaid expenses and other current assets	2,872	1,957
Total current assets	25,738	24,800
Property and equipment - net	7,775	5,290
Operating lease right-of-use assets	3,106	3,133
Intangible assets - net	18,968	18,698
Goodwill	31,442	19,186
Other assets	569	507
TOTAL ASSETS	$87,598	$71,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,937	$4,565
Accrued compensation	4,136	1,817
Accrued expenses	5,970	4,951
Operating lease liability (current portion)	927	1,287
Deferred revenue (current portion)	4,148	1,212
Notes payable (current portion)	728	310
Contingent consideration (current portion)	909	-
Dividend payable	668	5,438
Total current liabilities	24,423	19,580
Notes payable	441	26
Contingent consideration	232	-
Operating lease liability	2,187	1,847
Deferred revenue	809	387
Total liabilities	28,092	21,840
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 and 4,526,231 shares at December 31, 2025 and December 31, 2024, respectively. Series B, issued and outstanding 1,511,372 shares at December 31, 2025 and December 31, 2024.	2	6
Common stock, $0.001 par value - authorized 85,000,000 and 35,000,000 shares at December 2025 and 2024, respectively. Issued 43,178,748 and 16,997,035 shares at December 31, 2025 and December 31, 2024, respectively. Outstanding 42,437,949 and 16,256,236 shares at December 31, 2025 and December 31, 2024, respectively	43	17
Additional paid-in capital	119,936	121,046
Accumulated deficit	(55,832)	(66,630)
Accumulated other comprehensive loss	(3,981)	(4,003)
Less: 740,799 common shares held in treasury, at cost at December 31, 2025 and December 31, 2024	(662)	(662)
Total shareholders’ equity	59,506	49,774
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,598	$71,614

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

($ in thousands, except share and per share amounts)

	December 31,
	2025	2024
NET REVENUE	$120,499	$110,837
OPERATING EXPENSES:
Direct operating costs	64,456	60,842
Selling and marketing	4,818	6,232
General and administrative	18,386	16,123
Research and development	6,382	3,781
Depreciation and amortization	14,960	14,142
Lease termination and restructuring costs	154	596
Total operating expenses	109,156	101,716
OPERATING INCOME	11,343	9,121
OTHER:
Interest income	206	88
Interest expense	(287)	(900)
Other expense - net	(265)	(298)
INCOME BEFORE PROVISION FOR INCOME TAXES	10,997	8,011
Income tax provision	199	160
NET INCOME	$10,798	$7,851

Preferred stock dividend	6,906	12,310
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,892	$(4,459)

Net income (loss) per share: basic and diluted	$0.10	$(0.28)
Weighted-average common shares used to compute basic income (loss) per share	37,792,428	16,146,975
Weighted-average common shares used to compute diluted income (loss) per share	37,953,828	16,146,975

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	December 31,
	2025	2024
NET INCOME	$10,798	$7,851
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment (a)	22	(134)
COMPREHENSIVE INCOME	$10,820	$7,717

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	10,798	-	-	10,798
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	22	-	22
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Stock issued under the equity incentive plan	-	-	-	-	200,465	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	437	-	-	-	437
Preferred stock dividends	-	-	-	-	-	-	(3,960)	-	-	-	(3,960)
Balance - December 31, 2025	984,530	$1	1,511,372	$1	43,178,748	$43	$119,936	$(55,832)	$(3,981)	$(662)	$59,506

Balance - January 1, 2024	4,526,231	$5	1,468,792	$1	16,620,891	$17	$120,706	$(74,481)	$(3,869)	$(662)	$41,717
Net Income	-	-	-	-	-	-	-	7,851	-	-	7,851
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(134)	-	(134)
Stock issued under the equity incentive plan	-	-	42,580	-	376,144	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	345	-	-	-	345
Preferred stock dividends	-	-	-	-	-	-	(5)	-	-	-	(5)
Balance - December 31, 2024	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774

For the year ended December 31, 2025, the Company declared twelve months of dividends and paid eleven months of dividends on the Preferred Shares.

For the year ended December 31, 2024, no preferred stock dividends were declared or paid.

See notes to consolidated financial statements.

CARECLOUD, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

($ in thousands)

	2025	2024
OPERATING ACTIVITIES:
Net income	$10,798	$7,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,208	14,469
Lease amortization	1,767	1,994
Provision for expected credit losses	286	334
Foreign exchange loss (gain)	109	(130)
Interest accretion	310	592
Stock-based compensation expense	454	115
Changes in operating assets and liabilities:
Accounts receivable	(408)	(1,220)
Contract asset	754	760
Inventory	67	(109)
Other assets	(1,230)	673
Accounts payable and other liabilities	1,271	(4,650)
Deferred revenue	(825)	(37)
Net cash provided by operating activities	28,561	20,642
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,778)	(1,697)
Capitalized software and other intangible assets	(3,249)	(5,709)
Payments for acquisitions	(16,508)	-
Net cash used in investing activities	(24,535)	(7,406)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(6,295)	-
Payment of contingent obligations	(124)	-
Payment of tax withholding obligations on stock issued to employees	(24)	(579)
Proceeds from term-loan borrowings	1,452	-
Repayments of notes payable	(620)	(677)
Proceeds from line of credit	9,343	-
Repayment of line of credit	(9,343)	(10,000)
Net cash used in financing activities	(5,611)	(11,256)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	57	(166)
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(1,528)	1,814
CASH - Beginning of the year	5,145	3,331
CASH AND RESTRICTED CASH - End of the year	$3,617	$5,145
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends to common stock	$2,435	$-
Dividends declared, not paid	$668	$5
Purchase of prepaid insurance with assumption of note	-	685
Reclass of deposits for property and equipment placed in service	$-	$296
SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$246	$157
Interest	$226	$677

See notes to consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

During March 2021, the Company formed a new wholly-owned subsidiary, CareCloud Acquisition, Corp. (“CAC”). In June 2021, CAC purchased certain assets and assumed certain liabilities of MedMatica Consulting Associates Inc. (“MedMatica”) and purchased the stock of Santa Rosa Staffing, Inc. (“SRS”). The assets and liabilities of MedMatica were merged into SRS and the company was renamed medSR, Inc. (“medSR”).

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

During August 2025, the Company formed CareCloud Holdings, Inc (“Holdings”), as an indirect subsidiary. Holdings purchased certain assets and assumed certain liabilities of Medsphere Systems Corporation (“Medsphere”). Medsphere was in the business of providing healthcare IT software and related services to the inpatient and ambulatory market. During October 2025, the Company formed N884AM Holdings, Inc. to acquire an aircraft which is used primarily for sales and marketing activities.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operating results and financial condition of CareCloud, and its wholly-owned subsidiaries including their wholly-owned subsidiaries and its majority-owned subsidiaries, MTBC Pvt. Ltd and MTBC Bagh Pvt. Ltd, CCH. The non-controlling interests of MTBC Pvt. Ltd. and MTBC Bagh Pvt. Ltd. are inconsequential to the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting — The Company views its operations as comprising two operating segments, Healthcare IT and Medical Practice Management. The chief operating decision maker (“CODM”) monitors and reviews financial information at these segment levels for assessing operating results and the allocation of resources.

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include, but are not limited to: (1) impairment of goodwill and long-lived assets, (2) depreciable lives of assets, (3) allowance for expected credit losses, (4) estimates of variable consideration related to the contract asset, (5) fair value of identifiable purchased tangible and intangible assets, including determination of expected customer life, (6) stock-based compensation, (7) contingent consideration and (8) estimating lease terms and incremental borrowing rates. Actual results could significantly differ from those estimates.

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

Selling and Marketing Expenses — Selling and marketing expenses consist primarily of compensation and benefits, travel and advertising expenses and are expensed as incurred. The Company incurred approximately $2.2 million and $2.9 million of advertising costs for the years ended December 31, 2025 and 2024, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related costs incurred performing market research, analyzing proposed products and developing new products.

Internal-Use Software Costs — The Company capitalizes certain development costs incurred in connection with its internal-use software. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditures will result in additional functionality. Capitalized costs are recorded as part of intangible assets in the accompanying consolidated balance sheets. Maintenance and training costs are expensed as incurred. Internal use software is amortized on a straight line basis over its estimated useful life, generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the years ended December 31, 2025 and 2024, the Company capitalized approximately $3.2 million and $5.7 million, respectively, primarily consisting of salaries and payroll-related costs of employees and consultants who devoted time to the development of internal-use software projects.

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

Intangible Assets — Intangible assets include customer relationships, covenants not-to-compete acquired in connection with acquisitions, software purchase and development costs and trademarks acquired. Amortization for intangible assets related to revenue cycle management is recorded primarily using the 200% double declining balance method over three to four years. Amortization for intangible assets related to the group purchasing organization and medical practice management is recorded on a straight line basis over four and twelve years, respectively.

Evaluation of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the fair value of the asset. There was no impairment of internal-use software costs, intangible assets, operating lease right of use assets or property and equipment during the years ended December 31, 2025 and 2024.

Goodwill — Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. The Company tests goodwill for impairment annually as of October 31st, referred to as the annual test date. The goodwill impairment test for the Healthcare IT segment is performed using the discounted cash flow approach, the trading price of publicly traded stock and the guideline public company method. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change to the Company in certain agreements, significant underperformance relative to historical or projected future operating results, loss of customer relationships, an economic downturn in customers’ industries, or increased competition. Impairment testing for goodwill is performed at the reporting-unit level. The Company has determined that its business consists of two operating segments and two reporting units. No impairment charges were recorded during the years ended December 31, 2025 and 2024.

Treasury Stock — Treasury stock is recorded at cost and represents shares repurchased by the Company. No shares were repurchased or issued from treasury stock during the years ended December 31, 2025 and 2024.

Stock-Based Compensation — The Company recognizes compensation for all share-based payments granted based on the grant date fair value. Compensation expense is generally recognized on a straight-line basis over the vesting period. The Company does not estimate forfeitures in recognizing the expense for share-based payments, as historical forfeiture rates have not been significant. For restricted stock units (“RSUs”) classified as equity, the market price of our common or preferred stock on the date of grant is used in recording the fair value of the award. For RSUs classified as a liability, the earned amount is marked to market based on the end-of-period common stock price.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. At December 31, 2025 and 2024, the Company did not have any uncertain tax positions that required recognition. Interest and penalties related to uncertain tax positions are recognized in income tax expense. For the years ended December 31, 2025 and 2024, the Company did not recognize any penalties or interest related to unrecognized tax benefits in its consolidated financial statements.

Dividends — Dividends are recorded when declared by the Company’s Board of Directors. At December 31, 2023, the Board of Directors had declared monthly dividends on the Series A and Series B Preferred Stock through February 2024. However, in December 2023, the dividends on the Preferred Stock were suspended. The dividend scheduled for payment on December 15, 2023 together with the remaining dividends that were declared, were accrued in the consolidated balance sheet at December 31, 2024. Future monthly dividends continued to accrue in arrears but were not recorded as a liability until they were declared by the Board of Directors. The Company resumed paying monthly dividends in February 2025, paying one month of arrears each month for the remainder of the year. In March 2025, the Company converted the majority of the Series A Preferred Stock into the Company’s common stock which included payment of the dividends in arrears at that time for the shares that were converted. The dividend payments made for the remainder of 2025 included dividends for the Series A Preferred Stock that were not converted and dividends for the Series B Preferred Stock. Preferred stock dividends are charged against paid in capital because the Company does not have sufficient retained earnings. The dividend payable in the December 31, 2025 consolidated balance sheet represents dividends declared, but unpaid at that date.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars, the Company’s functional currency. All foreign currency assets and liabilities are translated at the period-end exchange rate, and all revenue and expenses are translated at transaction date exchange rates. The effects of translating the financial statements of the foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity, except for transactions related to the intercompany receivable for which transaction adjustments are recorded in the consolidated statements of operations as they are not deemed to be permanently reinvested. Foreign currency transaction gains/losses are reported as a component of other expense – net in the consolidated statements of operations and amounted to a loss of approximately $109,000 and a gain of approximately $130,000 for the years ended December 31, 2025 and 2024, respectively.

Restructuring Costs —Restructuring costs incurred in 2025 and 2024 primarily consist of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements. (See Note 14).

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Disclosures. The amendments in this update improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The impact was only to the financial statement disclosures and has been adopted by the Company.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid information. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. The impact was only to the financial statement disclosures which has been adopted by the Company prospectively by adding such disclosures as income taxes paid by jurisdiction and effective income tax rate percentages in the rate reconciliation table.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This update improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in this update are effective for all entities that provide interim financial statements and notes in accordance with generally accepted accounting principles for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The expected impact would only be to the financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The Board decided that the types of issues that it will consider through this project are improvements that are not expected to have a significant effect on current accounting practice or result in significant costs to most entities. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect this update to have a material impact on the consolidated financial statements.

3.	ACQUISITIONS

Effective October 1, 2025 (the “MAP App Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with the Healthcare Financial Management Association (the “HFMA”), an Illinois not-for-profit corporation, to acquire MAP App. The acquisition has been accounted for as a business combination. Under the APA, the Company paid $467,817 (the “Closing Payment”) as consideration plus potential earnouts. The Company will pay an additional cash payment (the “Earnout Payment”) equal to the aggregate net revenue earned by the Company during the twelve-month period beginning ninety days from the MAP App Closing Date (the “Initial Earnout Period”) from (i) customers who were MAP App subscribers as of the MAP App Closing Date and remain active subscribers, in good standing, throughout the Initial Earnout Period (“Acquired MAP Accounts”), (ii) prospective customers included in the MAP App pipeline as of the MAP App Closing Date (“Pipeline MAP Accounts”) and (iii) new customers resulting from the HFMA’s efforts that are neither Acquired MAP Accounts nor Pipeline MAP Accounts (“Ramp-up Customers”). During the thirty-six month period beginning immediately after the Initial Earnout Period (“Post Earnout Period”), the Company will make additional quarterly payments to the HFMA in amounts equal to 5% of the aggregate net revenue earned during the preceding quarter from all Acquired MAP Accounts, Pipeline MAP Accounts and Ramp-up Customers and 20% of the aggregate net revenue earned during the preceding quarter from all newly signed Pipeline MAP Accounts procured in connection with the agreement. The Earnout Payment will be reduced by the sum of the Closing Payment and $353,000, the deferred revenue amounts.

MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the HFMA and is used by top hospitals and healthcare organizations nationwide.

The preliminary purchase price allocation of the MAP App acquisition is summarized as follows:

($ in thousands)
Cash	$468
Contingent consideration	157
Total purchase price	$625

($ in thousands)
Customer relationships	$587
Technology acquired	42
Trademark	10
Goodwill	339
Deferred revenue	(353)
Total preliminary purchase price allocation	$625

The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to develop software relationships with hospitals to support RCM growth. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. It was estimated that the probable future payments required under the APA will be approximately $157,000 which has been recorded as part of the preliminary purchase price allocation as contingent consideration.

The Company performed the valuation of the acquired assets and the contingent consideration. The purchase price allocation is preliminary and will be finalized by the end of the first quarter of 2026 when additional information is obtained regarding customer attrition. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the MAP App acquisition was approximately $226,000 during the three months and year ended December 31, 2025.

The acquisition reflects both the HFMA’s desire to partner with a leader in healthcare technology to expand MAP App’s core capabilities and CareCloud’s strategy to expand its SaaS-based ecosystem with best-in-class tools that complement its AI-powered revenue cycle platform.

On August 22, 2025 (the “Medsphere Closing Date”), Holdings, a newly created, indirect subsidiary of CareCloud, executed an Asset Purchase Agreement (the “Purchase Agreement”) with Medsphere Systems Corporation, a Delaware corporation (“Medsphere”). The acquisition was accounted for as a business combination. Pursuant to the Purchase Agreement, Holdings acquired certain assets and assumed certain liabilities of Medsphere, which was in the business of providing healthcare IT software and related services primarily to the U.S. inpatient and ambulatory market.

The aggregate purchase price for the acquisition was $16,500,000, plus the assumption of certain liabilities. The purchase price was comprised of: (i) $8,250,000 in cash, subject to provisions as set forth in the Purchase Agreement and (ii) $8,250,000 payable by Holdings to Medsphere’s secured bank lender Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to a Deferred Payment Agreement, bearing interest at a rate of 12% per year with a maturity date of February 20, 2026. The Company and its subsidiaries were also party to the Deferred Payment Agreement as guarantors. The obligations of the Company and its subsidiaries under the Deferred Payment Agreement were secured by their assets pursuant to security documents executed by the Company and its subsidiaries in favor of Wells Fargo. The obligation to Well Fargo was satisfied on September 3, 2025. (See Note 8).

The purchase price allocation of the Medsphere acquisition is summarized as follows:

($ in thousands)
Cash	$7,750
Notes payable	8,250
Contingent escrow	500
Total purchase price	$16,500

($ in thousands)
Accounts receivable	$2,166
Contract asset	52
Property and equipment	240
Customer relationships	6,210
Technology acquired	1,810
Trademarks	250
Goodwill	11,880
Accounts payable	(1,734)
Accrued compensation	(544)
Deferred revenue	(3,830)
Total purchase price allocation	$16,500

The fair value of the contract asset was based on the expected revenue earned by Medsphere as of the Medsphere Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the inpatient and ambulatory market and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratable for income tax purposes over fifteen years. The acquired accounts receivable is recorded at fair value, which represents amounts that have been subsequently paid or are expected to be paid by clients. The fair value of the technology is based on the present value of the expected after-tax royalty savings. The fair value of the property and equipment, accounts payable, accrued compensation and deferred revenue were based on the acquisition date fair values.

The Company engaged a third-party valuation specialist to determine the fair value of the intangible assets acquired in the Medsphere acquisition. The fair value of the remaining assets and liabilities were determined by the Company. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the Medsphere acquisition was approximately $10.5 million during the year ended December 31, 2025. The restricted cash balance at December 31, 2025 in the consolidated balance sheet represents the contingent escrow portion of the purchase price allocation. The liability for the contingent consideration escrow is included in the current portion of contingent consideration in the December 31, 2025 consolidated balance sheet.

The Medsphere acquisition added additional clients to the Company’s customer base, allowed access to additional inpatient clients and the clinical software market, expanded the Company’s ambulatory footprint and provided entry into certain managed services.

On April 1, 2025 (the “RevNu Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with Gratius Enterprises, Inc., doing business as RevNu Medical Management (“RevNu”), pursuant to which the Company acquired certain assets of RevNu. The acquisition has been accounted for as a business combination. Under the APA, the Company is obligated to make quarterly payments equal to twenty percent (20%) of the revenue generated from the acquired RevNu client accounts for a period of forty-two (42) months following the RevNu Closing Date (the “RevNu Quarterly Payments”). The total purchase price is contingent upon future revenue performance and includes the estimated fair value of the RevNu Quarterly Payments. In the event that the service agreement with a specified customer is terminated, the Company will have no further obligation to make additional payments under the APA. For the year ended December 31, 2025, the quarterly payments due to RevNu totaled approximately $53,000.

RevNu is in the business of providing audiology and hearing aid billing/revenue cycle IT solutions and related services to hearing healthcare providers/practices. The total consideration for this acquisition consisted of contingent consideration of approximately $565,000.

The purchase price allocation of RevNu is summarized as follows:

($ in thousands)
Contract asset	$14
Customer relationships	519
Goodwill	32
Total purchase price allocation	$565

The fair value of the contract asset was based on the expected revenue earned by RevNu as of the RevNu Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the audiology and hearing aid market. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. It was estimated that the probable future payments required under the APA will be approximately $565,000 which has been recorded as part of the purchase price allocation as contingent consideration.

The Company performed the valuation of the acquired assets and the contingent consideration. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the RevNu acquisition was approximately $882,000 during the year ended December 31, 2025.

The RevNu acquisition added additional clients in the audiology market to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the Company’s consolidated results of operations as if the MAP App, Medsphere, RevNu and one other small acquisition occurred on January 1, 2024. The pro forma information has been included for comparative purposes and is not indicative of results of operations the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual net revenue and the pro forma net revenue is approximately $22.2 million and $43.2 million for the years ended December 31, 2025 and 2024, respectively and are reflected as pro forma adjustments below. These differences primarily represent revenue recorded from the MAP App, Medsphere, RevNu and one other small acquisition. Other differences arise primarily from amortizing purchased intangibles using the double declining balance method, depreciating acquired fixed assets, adjusting the interest expense and reversing debt exit fees and the goodwill amortization and impairment.

	Year Ended December 31,
	2025	2024
	($ in thousands, except per share amounts)
Net revenue	$142,698	$154,057
Net income	$7,195	$3,969
Net income (loss) attributable to common shareholders	$289	$(8,341)
Net income (loss) per share - basic and fully diluted	$0.01	$(0.52)

4.	GOODWILL AND INTANGIBLE ASSETS – NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At December 31, 2025, and 2024, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment. The following is the summary of the changes to the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Beginning gross balance	$19,186	$19,186
Additions	12,256	-
Ending gross balance	$31,442	$19,186

Below is a summary of intangible asset activity for the years ended December 31, 2025 and 2024:

	Customer	Capitalized	Other Intangible
	Relationships	Software	Assets	Total
COST	($ in thousands)
Balance, January 1, 2025	$47,597	$35,108	$9,653	$92,358
Additions	7,376	3,249	2,112	12,737
Translation loss	-	(28)	-	(28)
Balance, December 31, 2025	$54,973	$38,329	$11,765	$105,067
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2025	$45,947	$22,766	$4,947	$73,660
Amortization expense	1,833	10,320	296	12,449
Translation loss	-	(10)	-	(10)
Balance, December 31, 2025	47,780	33,076	5,243	86,099
Net book value	$7,193	$5,253	$6,522	$18,968

COST
Balance, January 1, 2024	$47,597	$29,379	$9,653	$86,629
Additions	-	5,709	-	5,709
Translation gain	-	20	-	20
Balance, December 31, 2024	$47,597	$35,108	$9,653	$92,358
Useful lives	3-12 years	3 years	3 years
ACCUMULATED AMORTIZATION
Balance, January 1, 2024	$44,372	$12,237	$4,946	$61,555
Amortization expense	1,575	10,522	1	12,098
Translation gain	-	7	-	7
Balance, December 31, 2024	45,947	22,766	4,947	73,660
Net book value	$1,650	$12,342	$4,706	$18,698

We reviewed our other long-term assets for impairment. We determined that the fair value of these assets exceeded their carrying value and that there was no impairment. There were no triggering events during the year ended December 31, 2025.

The amount for capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent non-compete agreements, purchased and acquired software and trademarks. Amortization expense was approximately $12.4 million and $12.1 million for the years ended December 31, 2025 and 2024, respectively. The weighted-average amortization period is three years.

As of December 31, 2025, future amortization expense scheduled to be expensed is as follows:

Years ending December 31,	($ in thousands)
2026	$10,040
2027	5,038
2028	2,708
2029	1,032
2030	150
Total	$18,968

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Computer equipment	$6,843	$5,963
Aircraft	1,347	-
Office furniture and equipment	2,950	2,342
Transportation equipment	1,833	1,185
Leasehold improvements	8,002	6,358
Assets not placed in service	-	164
Total property and equipment	20,975	16,012
Less accumulated depreciation	(13,200)	(10,722)
Property and equipment – net	$7,775	$5,290

Depreciation expense was approximately $2.5 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively.

We reviewed our property and equipment for impairment. We determined that the fair value of these assets exceeded their carrying value and that there was no impairment. There were no triggering events during the years ended December 31, 2025 and 2024.

6. CONCENTRATIONS

Financial Risks — As of December 31, 2025 and 2024, the Company held cash of approximately $1.1 million and $119,000, respectively, in the name of its subsidiaries, at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. Additionally, from time to time, the Company maintains cash balances at financial institutions in the United States in excess of federal insurance limits. The Company has not experienced any losses on such accounts. The cash held by each U.S. operating company was below the federal insurance limit at December 31, 2025.

Concentrations of credit risk with respect to trade accounts receivable are managed by periodic credit evaluations of customers. The Company does not require collateral for outstanding trade accounts receivable. As of December 31, 2025, two customers each individually accounted for approximately 7% and 5% of accounts receivable, respectively. As of December 31, 2024, two customers each individually accounted for approximately 7% of accounts receivable. During the years ended December 31, 2025 and 2024, there was one customer with sales of approximately 10% of total revenue, respectively.

Geographical Risks — The Company’s offices in Islamabad, Karachi and Bagh, Pakistan, and Colombo, Sri Lanka conduct significant back-office operations for the Company. The Company has no revenue earned outside of the United States. The office in Bagh is located in a different territory of Pakistan from the Islamabad office known as Azad Jammu and Kashmir. The Bagh office was opened in 2009 for the purpose of providing operational support and operating as a backup to the Islamabad office. The Bagh office operates as the main operational center for the Company. The Company’s operations outside the United States are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environment in the countries in which it operates and by the general state of these countries’ economies. The Company’s results may be adversely affected by, among other things, changes in governmental policies with respect to laws and regulations, changes in local countries’ telecommunications industries, regulatory rules and policies, anti-inflationary measures, currency conversion and remittance, and rates and methods of taxation.

Carrying amounts of net assets located outside the United States were approximately $8.5 million and $7.0 million as of December 31, 2025 and 2024, respectively. These balances exclude net intercompany receivables of approximately $1.6 million and $2.2 million as of December 31, 2025 and 2024, respectively. The following is a summary of the net assets located outside the United States as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	($ in thousands)
Current assets	$1,315	$211
Non-current assets	9,280	8,337
	10,595	8,548
Current liabilities	(1,839)	(1,336)
Non-current liabilities	(231)	(172)
Net assets	$8,525	$7,040

7. NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net income (loss) per common share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net income (loss) attributable to common shareholders	$3,892	$(4,459)
Weighted-average common shares used to compute basic income (loss) per share	37,792,428	16,146,975
Weighted-average common shares used to compute diluted income (loss) per share	37,953,828	16,146,975
Net income (loss) attributable to common shareholders per share - basic and diluted	$0.10	$(0.28)

The net income (loss) attributable to common shareholders includes the preferred stock dividend amounts earned for the year ended December 31, 2025 of approximately $6.9 million and the preferred stock dividend amount earned, but not declared, for the year ended December 31, 2024 of approximately $12.3 million. The dividend payable at December 31, 2025 and 2024 in the consolidated balance sheets represents dividends declared, but not paid, through December 31, 2025 and 2024, respectively.

At December 31, 2025, the 161,400 unvested common stock restricted stock units (“RSUs”) as discussed in Note 16 were included in the above earnings per share calculation but did not change the amount. At December 31, 2024, the 242,500 unvested equity RSUs were excluded from the above earnings per share calculation as they were anti-dilutive.

8. DEBT

Silicon Valley Bank (“SVB”) — During October 2017, the Company opened a revolving line of credit from SVB under a three-year agreement which replaced the previous credit facility. The SVB credit facility was secured revolving line of credit where borrowings were based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. Effective August 31, 2023, the credit facility agreement was amended whereby the interest rate was increased from the prime rate plus 1.5% to the prime rate plus 2.0%. The requirement for the minimum liquidity ratio was slightly reduced. These amendments expired on March 31, 2024 and the credit facility reverted to its previous terms.

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

The SVB credit agreement contained various covenants and conditions governing the revolving line of credit including an annual fee of $44,000. These covenants included a minimum level of adjusted EBITDA or a minimum liquidity ratio, one of which must be satisfied when borrowings are outstanding. At December 31, 2024, the Company was in compliance with all covenants.

During October 2024, the Company entered into a Ninth Loan Modification agreement with SVB whereby the Company decreased the amount available on its revolving line of credit from $25 million to $10 million which proportionally reduced the anniversary fee and the fee on the unused portion of the credit line. As a result of the modification, one covenant was slightly modified. During August 2025, the Company terminated the line of credit.

On August 22, 2025, the Company entered into a Deferred Payment Agreement with Wells Fargo for $8,250,000 pursuant to the Purchase Agreement with Medsphere. The Deferred Payment Agreement had an interest rate of 12% per year with a maturity date of February 20, 2026 and was secured by substantially all of the Company’s assets. The Deferred Payment Agreement was paid on September 3, 2025. (See Note 3).

On September 3, 2025, the Company entered into an agreement (the “Agreement”) with Provident Bank (“Provident”) whereby Provident provided the Company with an available line of credit of $10 million. The facility is secured by, among other things, a first lien security interest in substantially all of the domestic assets and other property of the Company. The interest rate of the facility is an adjustable rate equal to the margin (300 basis points) over an independent index which is equal to the Secured Overnight Financing Rate (“SOFR”). The cost of the Provident line of credit, which is included in interest expense, is approximately $116,000 for the year ended December 31, 2025. The Agreement contains various covenants and conditions governing the revolving line of credit including an initial commitment fee of $35,000 and an annual fee of $35,000 thereafter. At December 31, 2025, the Company was in compliance with all covenants. The Agreement terminates on September 1, 2027, but can be renewed by the parties.

Upon entering into the Agreement, the Company borrowed approximately $8.3 million on its line of credit with Provident to satisfy the obligation to Wells Fargo incurred in connection with the Medsphere acquisition. The Company repaid the borrowed amount during the year ended December 31, 2025. At December 31, 2025, the available borrowing base was $10.0 million.

On November 7, 2025, the Company entered into a five-year loan agreement with Republic Bank & Trust Company (“Republic”) for $1,032,000 for the purchase of an aircraft, which serves as security for the loan. The interest rate on the loan is fixed at 6.75% and is guaranteed by the Company. The Company plans to liquidate this loan within the next two years.

The Company maintains cash balances at Provident in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident to ensure its credit worthiness. As of December 31, 2025 and December 31, 2024, the Company held cash of approximately $1.1 million and $119,000, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

Vehicle Financing Notes — The Company finances certain vehicle purchases both in the United States and in Pakistan. The vehicle financing notes typically have three to six year terms and are issued at current market rates.

Aircraft Financing Note — The Company financed an aircraft purchase with a note for $1,032,000 with Republic.

Maturities of the outstanding notes payable and other obligations as of December 31, 2025 are as follows:

	Financing Notes
Years ending December 31,	Vehicle	Aircraft	Total
	($ in thousands)
2026	$86	$642	$728
2027	83	338	421
2028	20	-	20
Total	$189	$980	$1,169

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

Most of our current contracts with customers contain a single performance obligation. The Company accounts for individual performance obligations separately if they are distinct. For contracts where we provide multiple services, such as where we perform multiple ancillary services, each service represents its own performance obligation. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines the SSP based on the Company’s overall pricing objectives by reviewing the Company’s significant pricing practices, including discounting practices, geographical locations, the size and volume of the Company’s transactions, the customer type, price lists, pricing strategy, and historical standalone sales. The SSP is analyzed on a periodic basis to identify if the Company has experienced significant changes in selling prices.

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

The following table represents a disaggregation of revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$76,907	$73,672
Professional services	25,363	18,202
Printing and mailing services	3,362	3,579
Group purchasing services	934	952
Medical Practice Management:
Medical practice management services	13,933	14,432
Total	$120,499	$110,837

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

Our proprietary, cloud-based practice management application automates the labor-intensive workflow of a medical office in a unified and streamlined SaaS platform. The Company has a large number of clients who utilize the Company’s practice management, urgent care and clinical workflow software, electronic health records software, patient experience management solutions, business intelligence software, inventory management systems, and/or robotic process automation software on a SaaS basis, but who do not utilize the Company’s revenue cycle management services. SaaS fees may be fixed based on the number of providers, or may be variable.

Our digital health services, which began generating revenue in 2022, include Chronic Care Management (“CCM”), where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for CCM is satisfied at a point in time once the patient receives the remote visit. The digital health services also include Remote Patient Monitoring (“RPM”) where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alerts the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for CCM for the years ended December 31, 2025 and 2024 was approximately $2.8 million and $3.0 million, respectively. The revenue for RPM for the years ended December 31, 2025 and 2024 was approximately $794,000 and $779,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. Our professional services beginning in 2025 include managed IT services, government consulting and product development services. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at December 31, 2025 and 2024 was approximately $79,000 and $338,000, respectively.

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

For all of the above revenue streams other than group purchasing services and CCM, revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

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

Information about contract balances:

As of December 31, 2025, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $3.2 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $264,000 and $249,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Acquisitions	2,166	84	4,183	-
Increase (decrease), net	122	(754)	(1,247)	422
Balance as of December 31, 2025	$15,062	$3,664	$4,148	$809

Balance as of January 1, 2024	$11,888	$5,094	$1,380	$256
Increase (decrease), net	886	(760)	(168)	131
Balance as of December 31, 2024	$12,774	$4,334	$1,212	$387

Deferred revenue:

The amount of deferred revenue that was recorded at the beginning of the year and recognized during the years ended December 31, 2025 and 2024 was approximately $735,000 and $909,000, respectively.

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of the initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $211,000 and $386,000 at December 31, 2025 and 2024, respectively, and are included in the other assets amounts in the consolidated balance sheets. The amortization of deferred sales commissions during the years ended December 31, 2025 and 2024 was approximately $248,000 and $327,000, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses.

At adoption, we segmented the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool was defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the years ended December 31, 2025 and 2024, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Beginning balance	$837	$879
Provision	286	334
Recoveries/adjustments	-	2
Write-offs	(269)	(378)
Ending balance	$854	$837

10. SHAREHOLDERS’ EQUITY

On September 11, 2024, a Certificate of Amendment (the “Amendment”) to the Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Preferred Stock (the “Existing Certificate”) became effective, amending certain provisions of the 11% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”).

The title of the Existing Certificate was amended to read “Amended and Restated Certificate of Designations, Preferences and Rights of 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock.” Holders of Series A Preferred Stock will now receive similar change of control protections to those afforded to holders of the Company’s Series B Preferred Stock. The dividend of Series A Preferred Stock was amended from 11% to 8.75% per annum and the per annum dividend amount per share was amended from $2.75 to $2.1875 per share per annum. Also, the Company now has the right to exchange the shares of Series A Preferred Stock for common stock at the liquidation preference value of $25 per share, plus accrued and unpaid dividends (See note 20).

Treasury stock

The Board of Directors of the Company previously approved common stock repurchase programs. The last program expired in January 2017. As a result of these stock repurchases, the Company has 740,799 common shares held as treasury stock at an aggregate cost of $662,000.

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

Since September 11, 2024, we have had the right, at our option, to convert the majority of the Series A Preferred Stock into common stock at any time. If we convert shares of the Series A Preferred Stock, then subsequent to the conversion date, dividends would cease to accrue on shares of the Series A Preferred Stock. The shares of the Series A Preferred Stock will then no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the shares of common stock plus accumulated and unpaid dividends, if any, payable upon the conversion.

On March 6, 2025, the Board of Directors elected to exercise its conversion rights, which provided for the conversion of each share of Series A Preferred Stock into 7.3358 shares of common stock, inclusive of all accumulated and unpaid dividends (the “Conversion”). Dividends on the converted shares of Series A Preferred Stock ceased to accrue as of the conversion date. Individual shareholders who, on the exchange date, owned at least 100,000 shares of Series A Preferred Stock did not have their shares automatically converted to common stock so long as they were held by the Company’s transfer agent, unless they consented to the Conversion. There were 3,541,701 shares of Series A Preferred Stock converted at that time and 984,530 shares of Series A Preferred Stock continued to be outstanding at that time and through December 31, 2025. Due to the Conversion, the monthly cash dividends on Series A Preferred Stock were reduced to approximately $455,000 per month. As a result of the Conversion, the Company delisted the Series A Preferred Stock from the Nasdaq Global Market.

Since November 4, 2020, the Company has the right to redeem, at its option, the Series A Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. This right continues for the remaining shares of the Series A Preferred Stock still outstanding. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible at the option of the holder into or exchangeable for any of the Company’s other securities. Holders of the Series A Preferred Stock have no voting rights except for limited voting rights if dividends payable on the Series A Preferred Stock are in arrears for eighteen or more consecutive or non-consecutive monthly dividend periods, at which time they are entitled to appoint two additional directors to our Board of Directors. If the Company were to liquidate, dissolve or wind up, the holders of the Series A Preferred Stock will have the right to receive $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date of payment, before any payment is made to the holders of the common stock.

Since February 15, 2025 and prior to February 15, 2026, we were able to redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.50 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2026 and prior to February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.25 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. On or after February 15, 2027, we may redeem, at our option, the Series B Preferred Stock, in whole or in part, at a cash redemption price of $25.00 per share, plus all accrued and unpaid dividends to, but not including, the redemption date. The Series B Preferred Stock is listed on the Nasdaq Global Market under the trading symbol “CCLDO.”

Dividends on the Series A Preferred Stock of $2.75 annually per share (through September 11, 2024 and $2.19 thereafter) and the Series B Preferred Stock at $2.19 annually per share are cumulative from the date of issue and are payable each month when, as and if declared by the Company’s Board of Directors. In October 2023, the Board of Directors declared monthly dividends on the Series A and Series B Preferred Stock payable through February 2024. However, on December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month through September 11, 2024. Due to the above Amendment, effective on September 12, 2024, the combined monthly cash dividends were reduced to approximately $1.1 million per month.

During the suspension, dividends continued to accrue in arrears on the Series A and Series B Preferred Stock. The Company’s Board of Directors declared payment of two months of dividends in January 2025 and the Company resumed payment of the dividends in February 2025, paying one month of dividends in arrears each month during the remainder of 2025.

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

In February 2025, the Company resumed monthly payment of the dividends on the Series A and B Preferred Stock, paying one month of dividends in arrears and continuing through the remainder of the year and applying these amounts to the earliest payments in arrears. The payments made starting in March 2025, which occurred after the Conversion included dividends for the shares of Series A Preferred Stock that were not converted and dividends for the Series B Preferred Stock.

At December 31, 2025, the Company had total undeclared dividends of approximately $6.8 million or $2.73 per share for both the Series A and Series B Preferred Stock which represents the accumulated (but undeclared) dividends due to preferred shareholders of record on December 31, 2025. Dividends in arrears that have not been declared by the Board of Directors are not recorded in the consolidated balance sheets. Dividends earned during the period are reflected in the consolidated statements of operations, whether or not they were declared. As of December 31, 2025, dividends have been declared by the Board of Directors for holders of record through that date. The Company plans to continue declaring monthly dividends until such time as the arrearage on the Preferred Stock is satisfied. The Company has announced that it will pay two months of dividends each month starting with the February 15, 2026 payment for the Series B Preferred Stock to satisfy the 14 months of accumulated and unpaid dividends.

Warrants

There were no warrants outstanding at December 31, 2025 and 2024.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings — On December 22, 2023, an arbitrator rendered a decision in favor of Ramapo Anesthesiologists, PC (“Ramapo”) and granted in part and denied in part certain claims brought against Origin Healthcare Solutions, LLC, Meridian Medical Management, Inc., and the Company for alleged breach of contract and other allegations. Ramapo was awarded mitigation related costs of $117,000. The payment for such an award was made during the first quarter of 2024. The Company’s portion of the settlement is approximately $32,000 and the insurance company paid the balance. The Company’s portion was recorded in accrued expenses at December 31, 2023 in the consolidated balance sheet.

In March 2019, a former customer filed a complaint against the Company in New Jersey State Court to recover damages claimed to have been caused by the mishandling of their account. Plaintiff alleged at least approximately $750,000 in damages which was disputed by the Company. The parties participated in a one-day court-ordered, non-binding arbitration. At that time, the arbitrator awarded Plaintiff $288,750 on its contract claims, and awarded the Company $21,698 on its cross-claim for unpaid fees. Plaintiff filed to reject this award. The Company previously filed a partial motion for summary judgment on the alleged punitive damages, but the court denied that motion finding there is an issue of fact as to whether those can be awarded at trial. The Company filed an offer of judgment for $200,000 during April 2024 which was accepted and paid in July 2024.

In connection with a prior acquisition, the seller had alleged that the Company owed approximately $800,000 in transition related costs to them. The parties agreed to settle the claim for approximately $316,000, which was paid in September 2024.

A former customer had a dispute with the Company that was based on services before and after the account was acquired in an acquisition. A complaint was filed in Massachusetts State Court, Essex County in February 2018. Under the terms of the purchase agreement, the Company’s liability, if any, was solely and expressly limited to damages related to its handling of the account at issue. The parties participated in formal mediation and at that time, Plaintiff’s starting settlement demand was over $2 million. The mediation was not successful. The Company made an offer of $100,000 in December 2024 to settle the suit, which was accepted. The settlement amount was recorded in accrued expenses at December 31, 2024 in the consolidated balance sheet. A settlement agreement with mutual releases was signed by the parties in January 2025 and payment was made in February 2025.

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

A dispute arose with a current customer utilizing the Company’s system and they filed a complaint in Connecticut Superior Court, Judicial District of Middlesex in April 2025. The parties agreed to settle the claim for $24,000. This amount was accrued at December 31, 2025 and was paid during January 2026.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, consolidated results of operations, financial position or cash flows of the Company.

12. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease ROU assets, current operating lease liability and non-current operating lease liability in our consolidated balance sheets as of December 31, 2025 and 2024. The Company does not have any finance leases.

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

If a lease is modified after the effective date, the operating lease ROU asset and liability is re-measured using the current incremental borrowing rate. There was one lease modification during both the years ended December 31, 2025 and 2024. We review our incremental borrowing rate for our portfolio of leases on a quarterly basis.

There were no lease impairments recorded for the years ended December 31, 2025 and 2024.

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the consolidated statements of operations based on the nature of the expense. As of December 31, 2025, we had 27 leased properties, five in Medical Practice Management and 22 in Healthcare IT, with the remaining terms ranging from less than one year to ten years. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. We also have some related party leases – see Note 13.

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Operating lease cost	$2,142	$2,451
Short-term lease cost	5	4
Variable lease cost	19	28
Total - net lease cost	$2,166	$2,483

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2025 or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$3,106	$3,133

Current operating lease liabilities	$927	$1,287
Non-current operating lease liabilities	2,187	1,847
Total operating lease liabilities	$3,114	$3,134

Operating leases:
ROU assets	$4,876	$5,125
Asset lease expense	(1,767)	(1,994)
Foreign exchange (loss)/gain	(3)	2
ROU assets, net	$3,106	$3,133

Weighted average remaining lease term (in years):
Operating leases	6.1	5.0
Weighted average discount rate:
Operating leases	8.5%	14.2%

Supplemental cash flow and other information related to leases was as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,122	$2,467

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$1,743	$864

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2026	$1,134
2027	756
2028	447
2029	238
2030	225
Thereafter	1,073
Total lease payments	3,873
Less: imputed interest	(759)
Total lease obligations	3,114
Less: current obligations	927
Long-term lease obligations	$2,187

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the years ended December 31, 2025 and 2024, the Company received sublease income of approximately $31,000 and $94,000, respectively.

13. RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $125,000 and $138,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the accounts receivable balance due from this customer was approximately $15,000 and $13,000, respectively, and is included in accounts receivable - net in the consolidated balance sheets.

The Company leases its corporate offices in New Jersey, its temporary housing for its foreign visitors, a storage facility, its operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the years ended December 31, 2025 and 2024 was approximately $285,000 and $281,000, respectively, and is included in direct operating costs and general and administrative expense in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company spent approximately $1.6 million and $979,000, respectively, to upgrade the related party leased facilities. The 2025 expenditures were primarily related to the expansion of the Company’s AI center. Current assets-related party in the consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 for both the years ended December 31, 2025 and 2024. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,700 per month.

Included in the ROU asset at December 31, 2025 is approximately $430,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2025 is approximately $202,000 and $226,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2024 is approximately $550,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2024 is approximately $181,000 and $367,000, respectively, applicable to the related party leases.

During 2025, the Company employed the son of the current Chief Executive Officer. For the year ended December 31, 2025, the Company recorded approximately $38,000 of salary expense.

During July 2025, the Company entered into a month-to-month consulting agreement with an entity owned and controlled by the son of the Executive Chairman to provide consulting services to the Company in artificial intelligence technology for $15,000 per month plus travel expenses. The expense recorded under this agreement was approximately $83,000 for the year ended December 31, 2025.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested for $8,000 per month (reduced to $2,000 per month effective September 1, 2024 and reduced to an as-needed basis effective January 1, 2025). The agreement was paid at the contractual amount plus amounts for additional services requested, and as of January 1, 2025, is paid on an hourly basis. The consulting agreement was cancelable with ten days’ notice. This agreement was terminated by the Company effective February 22, 2026. For the years ended December 31, 2025 and 2024, the expense recorded under this agreement was approximately $13,000 and $75,000, respectively, and is included in general and administrative expense in the consolidated statement of operations.

During June 2022, the Company entered into a one-year consulting agreement with an entity owned and controlled by one of its former non-independent directors whereby that director received 10,000 shares of the Company’s 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (“Series B Preferred Stock”) in exchange for assisting the Company to identify and acquire additional companies, including performing due diligence. In addition, the Company could make additional payments under the agreement for any successful acquisitions by the Company based on the purchase price of the transaction. No such additional payments were made in 2022. During February 2023, the agreement was amended and extended through December 2024 whereby the former director received 14,000 shares of Series B Preferred Stock in February 2023 and received an additional 14,000 shares in January 2024. All of the payments made were capitalized and amortized over the service period. The amortization was recorded as stock compensation in general and administrative expense in the consolidated statement of operations. All such shares of the Series B Preferred Stock were issued in accordance with the Company’s Amended and Restated 2014 Equity Incentive Plan. In addition to the extension of the consulting agreement, the amendment provided that any transaction fees due will be offset against the last two above payments before any amounts are due to that former director. Effective February 1, 2024, the Company added an additional Statement of Work (“SOW”) to the consulting agreement with the same entity. As compensation for the SOW, the entity received $25,000 per month. The SOW was cancelable with ten days’ notice. The consulting agreement and SOW, through mutual consent, were terminated as of April 30, 2024. There were no transaction fees paid through that date. Effective May 1, 2024, the former non-independent director became President of the Company and effective January 1, 2025 became Co-Chief Executive Officer and effective January 1, 2026 became the Chief Executive Officer.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of December 31, 2025, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,500 on behalf of talkMD for income taxes.

14. RESTRUCTURING COSTS

During October 2023, the Company committed to effectively align resources with business priorities and improve profitability through a reduction in the workforce for the Healthcare IT segment. The Company identified opportunities for improvements in its workforce realignment, strategy and staffing, and increased its focus on performance management, to ensure it has the right skillsets and number of employees to execute its long-term vision. In addition, the Company instituted certain other expense reductions.

A majority of the impacted employees exited in the fourth quarter of 2023. The Company incurred expenses of approximately $1.4 million related to the reduction in workforce of which approximately $154,000 and $606,000 were incurred in 2025 and 2024, respectively. These restructuring expenses consisted of one-time termination benefits, including but not limited to, severance payments and healthcare benefits.

The following table summarizes restructuring costs for 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Severance and separation costs	$154	$606
Equity awards acceleration costs associated with severance	-	-
Other exit related costs	-	-
Total restructuring and other costs	$154	$606

The expense associated with the restructuring is included in restructuring costs in the consolidated statement of operations for the years ended December 31, 2025 and 2024. The liabilities associated with restructuring costs are included in accrued expenses in the consolidated balance sheet. The following table summarizes activity related to liabilities associated with restructuring costs:

	Severance and separation costs	Other exit related costs	Total restructuring and other costs
	($ in thousands)
Balance as of January 1, 2025	$-	$-	$-
Additions	154	-	154
Payments and other adjustments	(154)	-	(154)
Balance as of December 31, 2025	$-	$-	$-

Balance as of January 1, 2024	$145	$26	$171
Additions	606	-	606
Payments and other adjustments	(751)	(26)	(777)
Balance as of December 31, 2024	$-	$-	$-

15. EMPLOYEE BENEFIT PLANS

The Company has qualified 401(k) plans covering all U.S. employees who have completed one month of service. The plans provide for matching contributions by the Company for employees of the Company and most U.S. subsidiaries, although there is no match for CPM employees. Employer contributions to the plans for the years ended December 31, 2025 and 2024 were approximately $345,000 and $449,000, respectively.

Additionally, the Company has a defined contribution retirement plan covering all employees located in our Pakistan Offices who have completed three months of service. The plan provides for monthly contributions by the Company which are equal to 10% of qualified employees’ basic monthly compensation. The Company’s contributions for the years ended December 31, 2025 and 2024 were approximately $546,000 and $438,000, respectively.

The Company maintains a defined contribution retirement plan covering all employees in Sri Lanka. The employee and employer contribute 8% and 12%, respectively, of the employee’s gross salary. The Company’s contribution for the years ended December 31, 2025 and 2024 was approximately $26,000 and $28,000, respectively. The contributions are required to be deposited with the Employees’ Provident Fund Organization, a government owned entity.

16. STOCK-BASED COMPENSATION

In April 2014, the Company adopted the Medical Transcription Billing, Corp. 2014 Equity Incentive Plan (the “Original Plan”), reserving a total of 1,351,000 shares of common stock for grants to employees, officers, directors and consultants. On April 14, 2017, the Original Plan was amended and restated whereby an additional 1,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock were added to the plan for future issuance (the “A&R Plan”). During 2018, an additional 200,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. In May 2020, an additional 2,000,000 shares of common stock and an additional 300,000 shares of Series A Preferred Stock were added to the A&R Plan for future issuance. During 2022, an additional 1,000,000 shares of common stock and 200,000 shares of Series B Preferred Stock were added to the A&R Plan for future issuance. As of December 31, 2025, 374,683 shares of common stock and 16,000 shares of Series B Preferred Stock are available for grant. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common stock

During 2025, 25,000 RSUs of common stock were granted to each of the five outside members of the Board of Directors with 25% of the shares vesting every six months. During 2024, 226,894 RSUs of common stock were granted to employees and independent contractors to vest at different dates during the years 2024 through 2026. Included therein were 30,000 RSUs of common stock granted over two years to each of the five outside members of the Board of Directors with 25% of the shares vesting every six months. In connection with the death of one director during 2025, all such director’s unvested RSUs fully vested in accordance with the terms of the Company’s equity incentive plan.

The following table summarizes the RSU and restricted stock transactions related to the common and Preferred Stock under the A&R Plan for the years ended December 31, 2025 and 2024:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	125,000	-	-
Vested	(206,100)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at December 31, 2025	161,400	-	19,199

Outstanding and unvested shares at January 1, 2024	753,495	-	57,199
Granted	226,894	-	46,000
Vested	(513,190)	-	(60,000)
Forfeited	(224,699)	-	(24,000)
Outstanding and unvested shares at December 31, 2024	242,500	-	19,199

As of December 31, 2025 and 2024, there was approximately $271,000 and $416,000, respectively, of total unrecognized compensation cost related to the common stock RSUs classified as equity that will be expensed through 2027. As of December 31, 2025 and 2024, there were no unrecognized compensation costs related to the Series A and Series B Preferred Stock RSUs.

Of the total outstanding and unvested common stock RSUs at December 31, 2025 and 2024, all of 161,400 and 242,500, respectively, are classified as equity. For both 2025 and 2024, all of the Series B Preferred Stock RSUs are classified as equity.

The following table summarizes the share activity during the years ended December 31, 2025 and 2024 and the amount of common and preferred shares available for grant at December 31, 2025 and 2024:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Shares available for grant at January 1, 2025	499,683	33,769	16,000
RSUs granted	(125,000)	-	-
RSUs cancelled	-	(33,769)	-
Shares available for grant at December 31, 2025	374,683	-	16,000

Shares available for grant at January 1, 2024	493,579	33,769	38,000
RSUs granted	(226,894)	-	(46,000)
RSUs forfeited	232,998	-	24,000
Shares available for grant at December 31, 2024	499,683	33,769	16,000

At December 31, 2025, there was no liability for taxes withheld in connection with the equity awards. The liability for the cash-settled awards and accrued payroll taxes on equity awards was approximately $6,000 at December 31, 2024, and is included in accrued compensation in the consolidated balance sheet. During the year ended December 31, 2024, approximately $45,000 was paid in connection with the cash-settled awards. There were no cash-settled awards at December 31, 2025. No amounts were paid in connection with cash-settled awards during the year ended December 31, 2025.

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

Stock-based compensation expense

The Company recognizes compensation expense on a straight-line basis over the total requisite service period for the entire award. For stock awards classified as equity, the market price of our common stock or Preferred Stock on the date of grant is used to record the fair value of the award and includes the related taxes. For stock awards classified as a liability, the earned amount is marked to market based on the end of period common stock price. The weighted average grant date fair value of the common stock price in connection with the RSUs classified as equity was $2.38 and $2.16 for the years ended December 31, 2025 and 2024, respectively. For the Series B Preferred Stock, the weighted average grant date fair value was $6.33 for the year ended December 31, 2024.

The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Direct operating costs (benefit)	$-	$(27)
General and administrative	451	72
Research and development	3	(4)
Selling and marketing	-	74
Total stock-based compensation expense	$454	$115

17. INCOME TAXES

For the years ended December 31, 2025 and 2024, the Company estimated its income tax provision based upon the annual pre-tax income. Although the Company reported GAAP earnings in 2025 and 2024, it incurred tax losses historically and there is uncertainty regarding future U.S. taxable income, to which the Company believes makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all federal and state deferred tax assets as of December 31, 2025 and 2024.

The annual adjusted earnings and profits of our foreign affiliates pass through to the U.S. as federal and state taxable income under the Global Intangible Low-Taxed Income (“GILTI”) regime now referred to as Net Controlled Foreign Corporation Tested Income (“NCTI”). For the tax years ended December 31, 2025 and 2024, the net NCTI from our foreign affiliates was absorbed against our current year U.S. consolidated loss. For state tax purposes, the Company’s foreign earnings may be taxable depending on each individual state’s legislative stance on the recent tax reform legislation. The activity in the deferred tax valuation allowance was as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Beginning balance	$89,664	$87,597
Current year valuation allowance increase	5,983	2,067
Ending balance	$95,647	$89,664

The income before provision for income taxes for financial reporting purposes during the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	($ in thousands)
United States	$10,094	$7,191
International	903	820
Total	$10,997	$8,011

The provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Current:
Federal	$-	$-
State	150	120
International	49	40
	199	160
Deferred:
Federal	-	-
State	-	-
International	-	-
	-	-
Total income tax provision	$199	$160

The components of the Company’s deferred income taxes as of December 31, 2025 and 2024 are as follows:

	December 31,	December 31,
	2025	2024 (a)
	($ in thousands)
Deferred tax assets:
Allowance for expected credit losses	$219	$213
Deferred revenue	141	103
Property and intangible assets	4,098	3,015
State net operating loss (“NOL”) carryforwards	30,594	20,981
Federal net operating loss (“NOL”) carryforwards	56,836	55,569
Section 163(j) interest limitation	-	1,669
Stock based compensation	-	(173)
Cumulative balance translation adjustment	1,019	1,015
Section 267 limitation	6	6
Credit carryovers	2,498	2,498
ASC 842 - Lease liability	727	558
Accrued compensation	475	86
Section 174 costs	-	4,996
Valuation allowance	(95,647)	(89,664)
Total deferred tax assets	966	872

Deferred tax liabilities:
Prepaid commissions	(221)	(267)
Right-of-use assets	(731)	(559)
Other	(14)	(46)
Total deferred tax liabilities	$(966)	$(872)

(a)	Certain prior period balances have been reclassified to conform to the current period presentation.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss carryforwards. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Deferred income tax liabilities represent amounts that will increase income taxes payable in future years.

The Company has recorded goodwill as a result of its acquisitions. Goodwill is generally not amortized for financial reporting purposes. However, in 2023 the Company recorded a $42 million goodwill impairment charge, which partially reduced the basis of the tax-deductible goodwill. For tax purposes, goodwill from asset acquisitions is tax deductible and amortized over 15 years. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of this indefinitely lived asset (also known as a naked credit). Typically, the resulting deferred tax liability, which is expected to continue to increase over the amortization period, will have an indefinite life. As a result of the Company having indefinite life net operating losses under the recent tax reform legislation, the federal deferred tax liability resulting from the amortization of goodwill was offset against these indefinite federal operating net losses deferred tax assets to the extent allowable prior to 2023. As a result of the goodwill impairment charge in 2023, the entire deferred tax liability was reversed at that time and no additional deferred tax liability was recorded at December 31, 2025 and 2024.

The income tax paid, net of refunds received, for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Federal	$-	$-
State	152	118
Local	36	8
International	58	31
Total	$246	$157

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
	($ in thousands)
Provision at U.S. federal statutory rate	$2,309	21.0%
State and local income tax, net of federal income tax effect (a)	119	1.1%
Foreign tax effects:
Pakistan
Impact of foreign operations	(140)	(1.3)%
Effect of cross-border tax laws:
Subpart F GILTI inclusion	827	7.5%
Nontaxable or nondeductible items	(6)	(0.1)%
Changes in valuation allowance	(2,934)	(26.6)%
Deferred tax adjustment	24	0.2%
Provision for income taxes	$199	1.8%

(a) The states and local jurisdictions that contribute to the majority (greater than 50%) of the effect in this category include New Jersey, California, Texas and Ohio.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31, 2024
($ in thousands)
Provision at U.S. federal statutory rate	$1,682
Increase (decrease) in income taxes resulting from:
State tax expense, net of federal benefit	94
Non-deductible items	30
Impact of foreign operations	(132)
Subpart F GILTI inclusion	1,066
Stock based compensation	(177)
Deferred tax adjustment	(2,708)
Changes in valuation allowance	305
Provision for income taxes	$160

At December 31, 2025 and 2024, the Company did not record any uncertain tax positions based on the technical merits. Therefore, a tabular roll forward was excluded and there has been no accrued interest and penalties for the years ended December 31, 2025 and 2024. The Company is subject to taxation in the United States, various states, Pakistan and Sri Lanka. As of December 31, 2025, all tax years since 2014 remain open to examination due to the carryover of unused net operating losses and tax credits in the United States by major taxing jurisdictions in which the Company is subject to tax. IT companies in Pakistan are subject to a 0.25% tax deducted at the source on receipts received from foreign sources with no further tax being due. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense. As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and did not recognize any interest or penalties.

The Pakistan foreign receipts tax does not have a significant impact on the Company’s effective tax rate as all of its earnings in Pakistan have been fully included in the U.S. federal tax rate reconciliation at 21% for 2025 and 2024. The Pakistan statutory corporate tax rate is 29% before consideration of the aforementioned tax credit and the foreign receipts tax.

As of December 31, 2025, the Company has a total federal NOL carry forward of approximately $271 million of which approximately $186 million will expire between 2030 and 2037, and the balance of approximately $85 million has an indefinite life. At December 31, 2025, the Company had federal research and development credit carryforwards of approximately $3.4 million. Out of the total federal NOL carry forward, approximately $237 million is from the CareCloud and Meridian acquisitions and is subject to the federal Section 382 NOL annual usage limitations. The Company has state NOL carry forwards of approximately $214 million, of which $87 million relates to the State of New Jersey. These NOLs expire starting in 2026.

The Company has a full valuation allowance on its deferred tax assets in the U.S. which results in there being no U.S. deferred tax assets or liabilities recorded in the consolidated balance sheets at December 31, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Act (“OBBBA”) was enacted into law. The OBBBA contained several tax changes to certain U.S. corporate tax provisions, including foreign-related tax reporting items. The Company carefully assessed all aspects of the OBBBA and has determined that its impacts are immaterial to its income tax position.

 18. OTHER EXPENSE – NET

Other expense - net for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Foreign exchange (losses) gains	$(109)	$130
Other expense	(156)	(428)
Other expense - net	$(265)	$(298)

Foreign currency transaction gains and losses primarily result from transactions in foreign currencies other than the functional currency. These transaction gains and losses are recorded in the consolidated statements of operations related to the recurring measurement and settlement of such transactions. Other expense primarily represents legal settlements made by the Company.

19.	SEGMENT REPORTING

From January 1, 2024 through April 30, 2024, the Chief Executive Officer (“CEO”) and Executive Chairman served as the Chief Decision Maker (“CODM”), organizing the Company, managing resource allocations and measuring performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management. As of May 1, 2024, the Company’s President, CEO and Executive Chairman served as the CODM. Effective January 1, 2025, the Executive Chairman and the two Co-CEOs served as the CODM. We report our segment information based on the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

The CODM evaluates the financial performance of the business units on the basis of revenue, certain individual and total operating expenses and operating income (loss), as shown below, excluding unallocated amounts, which are mainly corporate overhead costs, for assessing operating results and the allocation of resources. Our CODM does not evaluate operating segments using asset or liability information. The CODM uses segment revenue, certain segment operating expenses and segment operating income (loss), as shown below, to manage the segments, comparing actual results to forecasted amounts and investigating the reasons for significant variances. Currently, a focus is being placed on reducing costs and managing global headcount. The segment revenue and segment operating income (loss) is also used to assess the performance of personnel and in establishing their compensation.

The Healthcare IT segment includes technology-assisted revenue cycle management, SaaS solutions and professional and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The Company does not have intra-entity sales or asset transfers, however, there are intracompany bank transfers. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following tables present revenues, operating expenses and operating income (loss) by reportable segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$106,566	$13,933	(a)	$120,499
Operating expenses:
Direct operating costs	53,077	11,379		64,456
Selling and marketing	4,789	29		4,818
General and administrative	9,932	2,510		12,442
Research and development	6,382	-		6,382
Depreciation and amortization	14,632	328		14,960
Restructuring costs	154	-		154
Total operating expenses	88,966	14,246		103,212
Segment operating income (loss)	$17,600	$(313)		17,287

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(5,944)
Net interest expense				(81)
Other expense				(265)
Income before income taxes				$10,997

	Year Ended December 31, 2024
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$96,405	$14,432	(a)	$110,837
Operating expenses:
Direct operating costs	49,945	10,897		60,842
Selling and marketing	6,201	31		6,232
General and administrative	9,093	1,911		11,004
Research and development	3,781	-		3,781
Depreciation and amortization	13,813	329		14,142
Lease termination and restructuring costs	596	-		596
Total operating expenses	83,429	13,168		96,597
Segment operating income	$12,976	$1,264		14,240

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(5,119)
Net interest expense				(812)
Other expense				(298)
Income before income taxes				$8,011

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

20.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at December 31, 2025 or 2024.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at December 31, 2025 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate. There was no contingent consideration recorded at December 31, 2024.

The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2025 and 2024. Refer to Note 2 - Basis of Presentation and Significant Accounting Policies, for a description of the valuation techniques used to determine the fair value of the assets measured on a non-recurring basis in the table below:

	Fair Value Measurements at December 31, 2025				Expense for the year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2025
	($ in thousands)
Goodwill - Healthcare IT	$31,442	$-	$-	$31,442	$-

	Fair Value Measurements at December 31, 2024				Expense for the year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
	($ in thousands)
Goodwill - Healthcare IT	$19,186	$-	$-	$19,186	$-

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Year Ended December 31,
	2025	2024
	($ in thousands)
Balance - January 1,	$-	$-
Acquisitions	1,265	-
Change in fair value	-	-
Payments	(124)	-
Balance - December 31,	$1,141	$-

