Form 10-Q
period 2026-03-31
CareCloud, Inc.
filed 2026-05-07
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At April 30, 2026, the registrant had 42,492,949 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to respond to the recent cybersecurity attack and effectively integrate, manage and keep our information systems secure and operational in the event of another cyber-attack;

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the recent acquisition of MAP App, Medsphere Systems Corporation, RevNu Medical Management and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with our acquisitions;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to keep pace with a rapidly changing healthcare industry, including the use of artificial intelligence (“AI”);

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman, Stephen Snyder as Chief Executive Officer and A. Hadi Chaudhry as Chief Strategy Officer, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●	our ability to comply with the covenants and the required principal and interest payments contained in our credit agreement with our senior secured lenders, Citizens Bank, N.A. and Provident Bank, and other future debt facilities;

●	our ability to continue to pay our monthly dividends which were suspended in December 2023 and resumed in February 2025 to the holders of our Series A Preferred Stock and Series B Preferred Stock (together the “Preferred Stock”);

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$3,354	$3,117
Restricted cash	500	500
Accounts receivable - net	15,236	15,062
Contract asset	3,502	3,664
Inventory	432	507
Current assets - related party	16	16
Prepaid expenses and other current assets	3,048	2,872
Total current assets	26,088	25,738
Property and equipment - net	7,461	7,775
Operating lease right-of-use assets	4,662	3,106
Intangible assets - net	16,500	18,968
Goodwill	31,435	31,442
Other assets	573	569
TOTAL ASSETS	$86,719	$87,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,508	$6,937
Accrued compensation	3,476	4,136
Accrued expenses	5,951	5,970
Operating lease liability (current portion)	1,358	927
Deferred revenue (current portion)	4,748	4,148
Notes payable (current portion)	742	728
Contingent consideration (current portion)	734	909
Dividend payable	944	668
Total current liabilities	23,461	24,423
Notes payable	250	441
Contingent consideration	400	232
Operating lease liability	3,390	2,187
Deferred revenue	891	809
Total liabilities	28,392	28,092
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 shares at March 31, 2026 and December 31, 2025. Series B, issued and outstanding 1,511,372 shares at March 31, 2026 and December 31, 2025.	2	2
Common stock, $0.001 par value - authorized 85,000,000 shares. Issued 43,233,748 and 43,178,748 shares at March 31, 2026 and December 31, 2025, respectively. Outstanding 42,492,949 and 42,437,949 shares at March 31, 2026 and December 31, 2025, respectively.	43	43
Additional paid-in capital	117,807	119,936
Accumulated deficit	(54,910)	(55,832)
Accumulated other comprehensive loss	(3,953)	(3,981)
Less: 740,799 common shares held in treasury, at cost at March 31, 2026 and December 31, 2025	(662)	(662)
Total shareholders’ equity	58,327	59,506
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,719	$87,598

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
NET REVENUE	$31,270	$27,632
OPERATING EXPENSES:
Direct operating costs	16,850	15,464
Selling and marketing	1,414	1,131
General and administrative	5,496	4,332
Research and development	2,416	1,235
Change in contingent consideration	57	-
Depreciation and amortization	4,037	3,337
Restructuring costs	-	114
Total operating expenses	30,270	25,613
OPERATING INCOME	1,000	2,019
OTHER:
Interest income	10	42
Interest expense	(58)	(58)
Other income (expense) - net	22	(14)
INCOME BEFORE PROVISION FOR INCOME TAXES	974	1,989
Income tax provision	52	41
NET INCOME	$922	$1,948

Preferred stock dividend	1,365	2,811
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(443)	$(863)

Net loss per common share: basic and diluted	$(0.01)	$(0.04)
Weighted-average common shares used to compute basic and diluted loss per share	42,471,949	23,813,943

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

($ in thousands)

	Three Months Ended
	March 31,
	2026	2025
NET INCOME	$922	$1,948
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment (a)	28	(58)
COMPREHENSIVE INCOME	$950	$1,890

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2026	984,530	$1	1,511,372	$1	43,178,748	$43	$119,936	$(55,832)	$(3,981)	$(662)	$59,506
Net income	-	-	-	-	-	-	-	922	-	-	922
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	-	-	55,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	63	-	-	-	63
Preferred stock dividends	-	-	-	-	-	-	(2,192)	-	-	-	(2,192)
Balance - March 31, 2026	984,530	$1	1,511,372	$1	43,233,748	$43	$117,807	$(54,910)	$(3,953)	$(662)	$58,327

Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	1,948	-	-	1,948
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	-	(58)
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Issuance of stock under the equity incentive plan	-	-	-	-	83,645	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	104	-	-	-	104
Preferred stock dividends	-	-	-	-	-	-	(26)	-	-	-	(26)
Balance - March 31, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177

For the three months ended March 31, 2026, the Company declared and paid three months of dividends on the Series A Preferred Stock and declared three months of dividends and paid five months of dividends, including two months of dividends in arrears, on the Series B Preferred Stock.

For the three months ended March 31, 2025, the Company declared four months of dividends and paid two months of dividends on the Preferred Stock.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

($ in thousands)

	2026	2025
OPERATING ACTIVITIES:
Net income	$922	$1,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,085	3,407
Lease amortization	463	480
Provision for expected credit losses	106	70
Foreign exchange loss (gain)	11	(1)
Interest accretion	87	107
Change in contingent consideration	57	-
Stock-based compensation expense	64	108
Changes in operating assets and liabilities:
Accounts receivable	(280)	(1,183)
Contract asset	162	(105)
Inventory	75	(35)
Other assets	(228)	(908)
Accounts payable and other liabilities	(2,595)	956
Deferred revenue	682	269
Net cash provided by operating activities	3,611	5,113
INVESTING ACTIVITIES:
Purchases of property and equipment	(412)	(624)
Capitalized software and other intangible assets	(820)	(846)
Initial payment for acquisition	-	(40)
Net cash used in investing activities	(1,232)	(1,510)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(1,916)	(1,730)
Payment of contingent consideration	(57)	-
Payment of tax withholding on stock issued to employees	-	(21)
Repayments of notes payable	(177)	(181)
Net cash used in financing activities	(2,150)	(1,932)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	8	(11)
NET INCREASE IN CASH AND RESTRICTED CASH	237	1,660
CASH AND RESTRICTED CASH - Beginning of the period	3,617	5,145
CASH AND RESTRICTED CASH - End of the period	$3,854	$6,805
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends to common stock	$-	$2,435
Dividends declared, not paid	$944	$1,299
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$14	$15
Interest	$21	$18

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026

AND 2025 (UNAUDITED)

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

During August 2025, the Company formed CareCloud Holdings, Inc (“Holdings”), as an indirect subsidiary. Holdings purchased certain assets and assumed certain liabilities of Medsphere Systems Corporation (“Medsphere”). Medsphere was in the business of providing healthcare IT software and related services to the inpatient and ambulatory market. (See Note 4.) During October 2025, the Company formed N884AM Holdings, Inc. to acquire an aircraft which is used primarily for maintaining key client relationships as well as for sales and marketing activities.

CareCloud has its corporate office in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Significant Accounting Policies — During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the associated amendment will be removed from the Codification and will not become effective.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326). The amendments in this update introduce a practical expedient for all entities that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This update did not have a material impact on the consolidated financial statements.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
	($ in thousands)
Prepayments to vendors	$2,258	$1,814
Prepaid credit card	145	154
Prepaid insurance	367	610
Prepaid commissions	114	141
Other	164	153
	$3,048	$2,872

4.	ACQUISITIONS

Effective October 1, 2025 (the “MAP App Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with the Healthcare Financial Management Association (the “HFMA”), an Illinois not-for-profit corporation, to acquire MAP App. The acquisition has been accounted for as a business combination. Under the APA, the Company paid $467,817 (the “Closing Payment”) as consideration plus potential earnouts. The Company will pay an additional cash payment (the “Earnout Payment”) equal to the aggregate net revenue earned by the Company during the twelve-month period beginning ninety days from the MAP App Closing Date (the “Initial Earnout Period”) from (i) customers who were MAP App subscribers as of the MAP App Closing Date and remain active subscribers, in good standing, throughout the Initial Earnout Period (“Acquired MAP Accounts”), (ii) prospective customers included in the MAP App pipeline as of the MAP App Closing Date (“Pipeline MAP Accounts”) and (iii) new customers resulting from the HFMA’s efforts that are neither Acquired MAP Accounts nor Pipeline MAP Accounts (“Ramp-up Customers”). During the thirty-six month period beginning immediately after the Initial Earnout Period, the Company will make additional quarterly payments to the HFMA in amounts equal to 5% of the aggregate net revenue earned during the preceding quarter from all Acquired MAP Accounts, Pipeline MAP Accounts and Ramp-up Customers and 20% of the aggregate net revenue earned during the preceding quarter from all newly signed Pipeline MAP Accounts procured in connection with the agreement. The Earnout Payment will be reduced by the sum of the Closing Payment and $353,000, the deferred revenue amount assumed as part of the acquisition.

MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the HFMA and is used by top hospitals and healthcare organizations nationwide.

The purchase price allocation of the MAP App acquisition is summarized as follows:

($ in thousands)
Cash	$468
Contingent consideration	150
Total purchase price	$618

($ in thousands)
Customer relationships	$587
Technology acquired	42
Trademark	10
Goodwill	332
Deferred revenue	(353)
Total purchase price allocation	$618

The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to develop software relationships with hospitals to support revenue cycle management (“RCM”) growth. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. It was estimated that the probable future payments required under the APA will be approximately $150,000 which has been recorded as part of the purchase price allocation as contingent consideration.

The Company performed the valuation of the acquired assets and the contingent consideration. The purchase price allocation was finalized this quarter. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the MAP App acquisition was approximately $191,000 during the three months ended March 31, 2026.

The acquisition reflects both the HFMA’s desire to partner with a leader in healthcare technology to expand MAP App’s core capabilities and CareCloud’s strategy to expand its Software-as-a-Service (“SaaS”) based ecosystem with best-in-class tools that complement its AI-powered revenue cycle platform.

On August 22, 2025 (the “Medsphere Closing Date”), Holdings, entered into and closed on an APA with Medsphere, (the “Seller”). The acquisition was accounted for as a business combination. Pursuant to the APA, Holdings acquired certain assets and assumed certain liabilities of Seller, which is in the business of providing healthcare IT software and related services primarily to the U.S. inpatient and ambulatory market.

The aggregate purchase price for the acquisition was $16,500,000, plus the assumption of certain liabilities. The purchase price was comprised of: (i) $8,250,000 in cash, subject to provisions as set forth in the agreement and (ii) $8,250,000 payable by Holdings to Seller’s secured bank lender Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to a Deferred Payment Agreement, bearing interest at a rate of 12% per year with a maturity date of February 20, 2026. The Company and its subsidiaries were also party to the Deferred Payment Agreement as guarantors. The obligations of the Company and its subsidiaries under the Deferred Payment Agreement were secured by their assets pursuant to security documents executed by the Company and its subsidiaries in favor of Wells Fargo. The obligation to Wells Fargo was satisfied on September 3, 2025. (See Note 7.)

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

The fair value of the accounts receivable was based on actual collections subsequent to the acquisition. The fair value of the contract asset was based on the expected revenue earned by Medsphere as of the Medsphere Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the inpatient and ambulatory market and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The acquired accounts receivable is recorded at fair value, which represents amounts that have been subsequently paid or are expected to be paid by clients. The fair value of the technology was based on the present value of the expected after-tax royalty savings. The fair value of the liabilities assumed was based on actual amounts owed.

The Company engaged a third-party valuation specialist to determine the fair value of the intangible assets acquired in the Medsphere acquisition. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the Medsphere acquisition was approximately $6.8 million during the three months ended March 31, 2026. The contingent escrow is included in the restricted cash balance at March 31, 2026 and December 31, 2025.

The Medsphere acquisition added additional clients to the Company’s customer base, allowed access to certain inpatient clients and the clinical software market, expanded the Company’s ambulatory footprint and provided entry into managed services.

On April 1, 2025 (the “RevNu Closing Date”), the Company entered into an APA with Gratius Enterprises, Inc., doing business as RevNu Medical Management (“RevNu”), pursuant to which the Company acquired certain assets of RevNu. The acquisition has been accounted for as a business combination. Under the APA, the Company is obligated to make quarterly payments equal to twenty percent (20%) of the revenue generated from the acquired RevNu client accounts for a period of forty-two (42) months following the RevNu Closing Date (the “RevNu Quarterly Payments”). The total purchase price is contingent upon future revenue performance and includes the estimated fair value of the RevNu Quarterly Payments. In the event that the service agreement with a specified customer is terminated, the Company will have no further obligation to make additional payments under the APA. For the quarter ended March 31, 2026, the quarterly payment due to RevNu was approximately $60,000.

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

The fair value of the contract asset was based on the expected revenue earned by RevNu as of the RevNu Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the audiology and hearing aid market. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. It was estimated that the probable payments required under the APA will be approximately $565,000 which has been recorded as part of the purchase price allocation as contingent consideration.

The Company performed the valuation of the acquired assets and the contingent consideration. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the RevNu acquisition was approximately $300,000 during the three months ended March 31, 2026.

The RevNu acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the Company’s condensed consolidated results of operations as if the MAP App, Medsphere, RevNu and one other small acquisition occurred on January 1, 2025. The pro forma information has been included for comparative purposes and is not indicative of the results of operations the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual net revenue and the pro forma net revenue is approximately $9.1 million for the three months ended March 31, 2025 and is reflected as a pro forma adjustment below. This difference primarily represents revenue recorded by MAP App, Medsphere, RevNu and one other acquisition. There was no difference in net revenue for the three months ended March 31, 2026. Other differences arise primarily from amortizing purchased intangibles using the double declining balance method, depreciating acquired fixed assets, adjusting the interest expense and reversing debt exit fees and the goodwill amortization and impairment.

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except per share amounts)
Net revenue	$31,270	$36,778
Net income	$1,105	$787
Net loss attributable to common shareholders	$(260)	$(2,024)
Net loss per common share - basic and diluted	$(0.01)	$(0.08)

5.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At March 31, 2026 and December 31, 2025, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

The following is the summary of the carrying amount of goodwill for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
	($ in thousands)
Beginning gross balance	$31,442	$19,186
Additions	-	12,256
Adjustment	(7)	-
Ending gross balance	$31,435	$31,442

Intangible assets – net as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
	($ in thousands)
Contracts and relationships acquired	$54,973	$54,973
Capitalized software	39,171	38,329
Non-compete agreements	1,236	1,236
Other intangible assets	10,529	10,529
Total intangible assets	105,909	105,067
Less: Accumulated amortization	89,409	86,099
Intangible assets - net	$16,500	$18,968

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended March 31, 2026 and 2025 was approximately $3.3 million and $2.8 million, respectively. The weighted-average amortization period remaining is approximately two years.

As of March 31, 2026, future amortization is scheduled to be expensed as follows:

Years ending March 31,	($ in thousands)
2026 (nine months)	$6,947
2027	5,315
2028	2,983
2029	1,105
2030	150
Total	$16,500

6.	NET LOSS PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net loss attributable to common shareholders	$(443)	$(863)
Weighted-average common shares used to compute basic and diluted loss per share	42,471,949	23,813,943
Net loss attributable to common shareholders per share - basic and diluted	$(0.01)	$(0.04)

The net loss attributable to common shareholders includes the preferred stock dividend amounts earned and declared for the three months ended March 31, 2026 and 2025 of approximately $1.4 million and $2.8 million, respectively. The dividend payable at March 31, 2026 and December 31, 2025 in the condensed consolidated balance sheets represents one month and four months, respectively, of dividends declared, but not paid.

At March 31, 2026 and 2025, the 106,400 and 154,200 unvested equity restricted stock units (“RSUs”) respectively, as discussed in Note 14, have been excluded from the above calculations as they were anti-dilutive.

7.	ACCRUED EXPENSES AND DEBT

Accrued expenses as of March 31, 2026 and December 31, 2025 consist of the following:

	March 31, 2026	December 31, 2025
	($ in thousands)
Accrued expenses	$3,993	$3,569
Payable to managed practices	1,572	2,128
Taxes and other	386	273
Total	$5,951	$5,970

Bank Debt — The Company had a revolving line of credit with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”) which the Company voluntarily terminated on August 18, 2025. The Company’s credit facility was a secured revolving line of credit where borrowings were based on a formula of 200% of repeatable revenue adjusted by an annualized attrition rate as defined in the credit agreement. Interest on the revolving line of credit was charged at the prime rate plus 1.5%. There was also a fee of one-half of 1% annually for the unused portion of the credit line. The debt was secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Interest costs on the line of credit, which are included in interest expense, were approximately $13,000 for the three months ended March 31, 2025.

On August 22, 2025, the Corporation entered into a Deferred Payment Agreement with Wells Fargo for $8,250,000 pursuant to the Purchase Agreement with Medsphere. The Deferred Payment Agreement had an interest rate of 12% per year with a maturity date of February 20, 2026 and was secured by substantially all of the Company’s assets. The Deferred Payment Agreement was paid on September 3, 2025. (See Note 4.)

On September 3, 2025, the Company entered into an agreement (the “Agreement”) with Provident Bank (“Provident”) whereby Provident provided the Company with an available line of credit of $10 million. The facility was secured by, among other things, a first lien security interest in substantially all of the assets and other property of the Company. The interest rate of the facility is an adjustable rate equal to the margin (300 basis points) over an independent index which is equal to the Secured Overnight Financing Rate (“SOFR”). There was no cost related to the line of credit for the three months ended March 31, 2026. The Agreement contained various covenants and conditions governing the revolving line of credit including an initial commitment fee of $35,000 and an annual fee of $35,000 thereafter. At March 31, 2026 the Company was in compliance with all covenants.

Upon entering into the Agreement, the Company borrowed approximately $8.3 million on its line of credit with Provident to satisfy the obligation to Wells Fargo incurred in connection with the Medsphere acquisition. At March 31, 2026, there was no balance outstanding on the line of credit. The Agreement was terminated by the Company in April 2026. (See Note 18.)

On November 7, 2025, the Company entered into a five-year loan agreement with Republic Bank & Trust Company for $1,032,000 for the purchase of an aircraft, which serves as security for the loan. The interest rate on the loan is fixed at 6.75% and is guaranteed by the Company. The Company plans to liquidate this loan within the next two years.

The Company maintains cash balances at Provident in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident to ensure its credit worthiness. As of March 31, 2026 and December 31, 2025, the Company held cash of approximately $547,000 and $1.1 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

8.	LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not have any finance leases.

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

Lease expense is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations based on the nature of the expense. Our lease terms are determined taking into account lease renewal options, the Company’s anticipated operating plans and leases that are on a month-to-month basis. The Company also has some related party leases. (See Note 10.)

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Operating lease cost	$540	$576
Short-term lease cost	-	5
Variable lease cost	3	7
Total - net lease cost	$543	$588

Short-term lease cost represents leases that were not capitalized as the lease term as of the later of January 1, 2026, or the beginning of the lease was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	March 31, 2026	December 31, 2025
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,662	$3,106

Current operating lease liabilities	$1,358	$927
Non-current operating lease liabilities	3,390	2,187
Total operating lease liabilities	$4,748	$3,114

Operating leases:
ROU assets	$5,125	$4,876
Asset lease expense	(463)	(1,767)
Foreign exchange loss	-	(3)
ROU assets, net	$4,662	$3,106

Weighted average remaining lease term (in years):
Operating leases	5.4	6.1
Weighted average discount rate:
Operating leases	7.4%	8.5%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$528	$561

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$2,019	$446

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2026 (nine months)	$1,288
2027	1,330
2028	911
2029	519
2030	513
Thereafter	1,121
Total lease payments	5,682
Less: imputed interest	(934)
Total lease obligations	4,748
Less: current obligations	1,358
Long-term lease obligations	$3,390

The Company leases certain apartments which are subleased to others. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three months ended March 31, 2026 and 2025, the Company received approximately $9,000 and $10,000 in sublease income, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings — A former customer had a dispute with the Company that was based on services before and after the account was acquired in an acquisition. A complaint was filed in Massachusetts State Court, Essex County in February 2018. Under the terms of the purchase agreement, the Company’s liability, if any, was solely and expressly limited to damages related to its handling of the account at issue. The parties participated in formal mediation and at that time, Plaintiff’s starting settlement demand was over $2 million. The mediation was not successful. The Company made an offer of $100,000 in December 2024 to settle the suit, which was accepted. The settlement amount was recorded in accrued expenses at December 31, 2024 in the condensed consolidated balance sheet. A settlement agreement with mutual releases was signed by the parties in January 2025 and payment was made in February 2025.

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

Cybersecurity Incident — On March 16, 2026, the Company experienced a temporary network disruption in its CareCloud Health division that affected functionality and data access in one of its six electronic health record environments for approximately eight hours, after which all functionality and data access were fully restored. Upon discovery, the Company notified its cybersecurity carrier and engaged a leading cyber response advisory team within a Big Four accounting firm to secure the environment and conduct a comprehensive forensic investigation.

The incident was contained on the day of discovery and is believed to have been limited to the CareCloud Health environment, with no impact on the Company’s other platforms, divisions, systems, data, or environments. The Company believes the incident was caused by an unauthorized third party who gained access to the system.

The affected environment stores patient information. The Company continues to assess the extent to which patient information or other data was accessed and/or exfiltrated, including the categories and quantity of any such data. Subsequent forensic analysis indicates that a yet-to-be-determined amount of data was exfiltrated, and that initial unauthorized access occurred approximately one week before the March 16th incident.

All affected systems have been fully restored and the Company believes the threat actor no longer has access. The Company is working with its outside cybersecurity experts to reinforce its information technology systems and prevent future unauthorized access. The Company currently believes its cybersecurity insurance coverage is sufficient for any potential losses and will provide updated disclosures as additional information becomes available and the full scope of the incident is determined.

To date, we have been served with two class action complaints from patients that were allegedly impacted by events surrounding the incident and the Company anticipates receiving other similar complaints as are customarily filed when there is such an incident.

From time to time, we may become involved in other legal proceedings arising in the ordinary course of business. We are not presently a party to any legal proceedings that, in the opinion of management, would individually or in the aggregate have a material adverse effect on our business, consolidated results of operations, financial position, or cash flows.

10.	RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $57,000 and $20,000 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the accounts receivable balance due from this customer was approximately $18,000 and $15,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its backup operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the three months ended March 31, 2026 and 2025 was approximately $72,000 and $71,000, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company spent approximately $375,000 and $373,000, respectively, to upgrade the related party leased facilities. The 2025 expenditures were primarily related to the expansion of the Company’s AI Center. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both March 31, 2026 and December 31, 2025. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,900 per month.

Included in the ROU asset at March 31, 2026 is approximately $403,000 applicable to the related party leases. Included in the current and non-current operating lease liability at March 31, 2026 is approximately $223,000 and $177,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2025 is approximately $430,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2025 is approximately $202,000 and $226,000, respectively, applicable to the related party leases.

During July 2025, the Company entered into a month-to-month consulting agreement with an entity owned and controlled by the son of the Executive Chairman to provide consulting services to the Company in artificial intelligence technology for $15,000 per month plus travel expenses. During the three months ended March 31, 2026, the Company recorded $45,000 of expense under this agreement, of which approximately one-half was capitalized as internally developed software.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested for $8,000 per month (reduced to $2,000 per month effective September 1, 2024 and reduced to an as-needed basis effective January 1, 2025). The agreement was paid at the contractual amount plus amounts for additional services requested, and as of January 1, 2025, is paid on an hourly basis. The consulting agreement was cancelable with ten days’ notice. This agreement was terminated by the Company effective February 22, 2026. No expense was recorded under this agreement for the three months ended March 31, 2026, compared to approximately $8,000 for the three months ended March 31, 2025.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of March 31, 2026, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $6,500 on behalf of talkMD for income taxes.

11.	RESTRUCTURING COSTS

In October 2023, the Company committed to effectively align resources with business priorities and improve profitability through a reduction in the workforce for the Healthcare IT segment. In addition, the Company instituted certain other expense reductions. There were no restructuring costs during the three months ended March 31, 2026 and there were approximately $114,000 of costs for the three months ended March 31, 2025. The expense associated with the restructuring is included in restructuring costs in the condensed consolidated statement of operations. These restructuring expenses primarily consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits.

12.	SHAREHOLDERS’ EQUITY

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for the 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”) and for the 8.75% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Stock”) beginning with the payment scheduled for December 15, 2023, together with the remaining dividends that were declared. The suspension of these dividends deferred approximately $1.3 million in cash dividend payments each month.

On September 11, 2024, a Certificate of Amendment (the “Amendment”) to the Certificate of Designations, Preferences and Rights of 11% Series A Cumulative Redeemable Preferred Stock (the “Existing Certificate”) became effective, amending certain provisions of the 11% Series A Cumulative Redeemable Preferred Stock. Due to the above Amendment, effective September 12, 2024, the monthly dividends were reduced to approximately $1.1 million per month. The title of the Existing Certificate was amended to read “Amended and Restated Certificate of Designations, Preferences and Rights of 8.75% Series A Cumulative Redeemable Perpetual Preferred Stock.” Holders of Series A Preferred Stock will now receive similar change of control protections to those afforded to holders of the Company’s Series B Preferred Stock. The dividend of Series A Preferred Stock was amended from 11% to 8.75% per annum and the per annum dividend amount per share was amended from $2.75 to $2.1875 per share per annum.

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

At March 31, 2026, the Company had total dividends due of approximately $6.3 million, which represents the accumulated dividends due to preferred shareholders of record on March 31, 2026. For the three months ended March 31, 2026, the Company declared and paid three months of dividends on the Series A Preferred Shares ($0.182 per share and $0.547 per share for the quarter). The Company also declared three months of regular dividends together with additional dividends related to arrearages, and paid five months of dividends (including two months of dividends in arrears which represents $0.182 per share and $0.912 per share for the quarter), on the Series B Preferred Shares. For the three months ended March 31, 2025, the Company declared four months of dividends and paid two months of dividends on the Preferred Shares. The Company plans to continue declaring monthly dividends. (See Note 18.)

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

The following table represents a disaggregation of revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$23,032	$17,705
Professional services	3,144	5,891
Printing and mailing services	1,101	879
Group purchasing services	227	168
Medical Practice Management:
Medical practice management services	3,766	2,989
Total	$31,270	$27,632

Technology-enabled business solutions:

Revenue derived on an on-going basis from our technology-enabled solutions, which typically include revenue cycle management services, is billed as a percentage of payments collected by our customers. The fee for our services often includes the ability to use our electronic health records (“EHR”) and practice management software as well as RCM as part of the bundled fee. The SaaS component is not a material portion of the contract compared to the stand-alone value of RCM.

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

Our digital health services include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended March 31, 2026 and 2025, was approximately $516,000 and $582,000, respectively. The revenue for remote patient monitoring for the three months ended March 31, 2026 and 2025, was approximately $214,000 and $176,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at March 31, 2026 and 2025 was approximately $53,000 and $69,000, respectively.

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

At March 31, 2026, there were no unsatisfied performance obligations for contracts with an original duration greater than one year. The Company elected to utilize the practical expedient available with the guidance for contracts with an expected duration of one year or less.

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

Information about contract balances:

As of March 31, 2026, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $2.9 million. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months. Approximately $321,000 and $298,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2026	$15,062	$3,664	$4,148	$809
Increase (decrease), net	174	(162)	600	82
Balance as of March 31, 2026	$15,236	$3,502	$4,748	$891

Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Increase, net	1,113	123	85	184
Balance as of March 31, 2025	$13,887	$4,457	$1,297	$571

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $167,000 and $321,000 at March 31, 2026 and 2025, respectively, and are included in prepaid expenses and other current assets and other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended March 31, 2026 and 2025 was approximately $48,000 and $70,000, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. We segment the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool is defined by their internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended March 31, 2026 and 2025, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
	($ in thousands)
Beginning balance	$854	$837
Provision	106	286
Write-offs	(7)	(269)
Ending balance	$953	$854

14.	STOCK-BASED COMPENSATION

As of March 31, 2026, 374,683 shares of common stock and 16,000 shares of Series B Preferred Stock are available for grant under the Equity Incentive Plan. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

Certain equity-based RSU agreements contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

For the three months ended March 31, 2026 and 2025, stock compensation expense of approximately $64,000 and $108,000 was recorded, respectively. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s Equity Incentive Plan for the three months ended March 31, 2026 and 2025:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Outstanding and unvested shares at January 1, 2026	161,400	-	19,199
Granted	-	-	-
Vested	(55,000)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at March 31, 2026	106,400	-	19,199

Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	-	-	-
Vested	(88,300)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at March 31, 2025	154,200	-	19,199

At March 31, 2026 and December 31, 2025 there was no liability for taxes withheld in connection with the equity awards. No amounts were paid in connection with cash-settled awards during the three months ended March 31, 2026 and 2025.

Stock-based compensation expense

The following table summarizes the components of share-based compensation expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Direct operating costs	$-	$-
General and administrative	64	105
Research and development	-	3
Selling and marketing	-	-
Total stock-based compensation expense	$64	$108

15.	INCOME TAXES

The income tax expense for the three months ended March 31, 2026 was approximately $52,000 comprised of current state tax expense of $39,000 and foreign tax expense of $13,000. The income tax expense for the three months ended March 31, 2025 was approximately $41,000 comprised of a current tax expense of $30,000 and a foreign tax expense of $11,000. There was no deferred income tax for both the three months ended March 31, 2026 and 2025, respectively.

The current income tax provision for the three months ended March 31, 2026 and 2025 primarily relates to state minimum taxes and foreign income taxes.

The Company previously incurred losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of March 31, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. OBBBA did not have a material impact on the Company’s condensed consolidated financial statements.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at March 31, 2026 or December 31, 2025.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at March 31, 2026 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measure or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Balance - January 1,	$1,141	$-
Acquisition	-	107
Goodwill adjustment	(7)	-
Change in fair value	57	-
Payments	(57)	-
Balance - March 31,	$1,134	$107

17.	SEGMENT REPORTING

Effective January 1, 2026, the Chief Executive Officer (“CEO”) and Executive Chairman serve as the Chief Decision Maker (“CODM”), organizing the Company, managing resource allocations and measuring performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management. From January 1, 2025, through December 31, 2025, the Executive Chairman and the two Co-CEOs served as the CODM. We report our segment information based on the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

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

The Healthcare IT segment includes revenue cycle management, SaaS solutions and other services. The Medical Practice Management segment includes the management of three medical practices. Each segment is considered a reporting unit. The CODM evaluates the financial performance of the business units on the basis of revenue and direct operating costs excluding unallocated amounts that are mainly corporate overhead costs. Our CODM does not evaluate operating segments using asset or liability information. The accounting policies of the segments are the same as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. The following table presents revenues, operating expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2026
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$27,504	$3,766	(a)	$31,270
Operating expenses:
Direct operating costs	13,822	3,028		16,850
Selling and marketing	1,406	8		1,414
General and administrative	2,673	643		3,316
Research and development	2,416	-		2,416
Change in contingent consideration	57	-		57
Depreciation and amortization	3,955	82		4,037
Total operating expenses	24,329	3,761		28,090
Segment operating income	$3,175	$5		3,180

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(2,180)
Net interest expense				(48)
Other income				22
Income before income taxes				$974

	Three Months Ended March 31, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$24,643	$2,989	(a)	$27,632
Operating expenses:
Direct operating costs	12,904	2,560		15,464
Selling and marketing	1,124	7		1,131
General and administrative	2,112	642		2,754
Research and development	1,235	-		1,235
Depreciation and amortization	3,255	82		3,337
Restructuring costs	114	-		114
Total operating expenses	20,744	3,291		24,035
Segment operating income (loss)	$3,899	$(302)		3,597

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(1,578)
Net interest expense				(16)
Other expense				(14)
Income before income taxes				$1,989

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

18.	SUBSEQUENT EVENTS

On April 13, 2026, the Company entered into a credit agreement providing for a $40 million term loan and a $10 million revolving line of credit (the “Credit Facility”) with Citizens Bank, N.A. and Provident Bank. The Credit Facility is secured by substantially all of the Company’s assets and will be secured by a pledge of certain securities accounts held by the Company’s Executive Chairman. Proceeds from the Credit Facility are expected to be used for general corporate purposes, including the redemption of the Company’s outstanding Series B Preferred Stock. The line of credit facility with Provident Bank was terminated. At the time of closing, the Company borrowed approximately $49 million under the Credit Facility.

Also on April 13, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC, (“JMP”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $60 million from time to time. The shares may be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and a related prospectus supplement filed on April 14, 2026. Under the terms of the ATM Agreement, JMP is entitled to a commission of up to 3.0% of the gross proceeds from any shares sold under the ATM program. The Company is not obligated to sell any shares under the ATM Agreement. Proceeds, if any, are expected to be used for general corporate purposes, which may include funding potential acquisitions, repayment of indebtedness, capital expenditures, investments, working capital and the redemption of preferred stock.

On April 14, 2026, the Company elected to redeem all issued and outstanding shares of its Series B Preferred Stock in accordance with the applicable certificate of designation. The Company has set a redemption date of May 15, 2026, following the required notice period. The redemption price will include accrued and unpaid dividends through the redemption date. Approximately $41.6 million of the funds borrowed under the Credit Facility were used to prefund the above redemption.

In connection with the Credit Facility, the Company will be issuing a warrant to the Executive Chairman (the “Warrant”) to purchase up to 4,300,000 shares of the Company’s common stock at an exercise price of $5.00 per share, with a term of five years. The Warrant will vest over time through March 2027 and may be exercised on a cash or net share settlement basis. The Warrant is in consideration for pledging certain personal securities accounts to secure the Company’s obligations under the Credit Facility. The shares issuable upon exercise of the Warrant have not been registered under the Securities Act of 1933, as amended, and are subject to customary transfer restrictions. The terms of the Warrant will include customary anti-dilution adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three months ended March 31, 2026 and 2025, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Provident Bank (“Provident”) in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident to ensure their credit worthiness. As of March 31, 2026 and December 31, 2025, the Company held cash of approximately $547,000 and $1.1 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:

○	Revenue Cycle Management services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and robotic process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:

○	Electronic Health Records designed for ambulatory and inpatient care environments, which are user-friendly and integrated with our business services, and enable our healthcare provider clients to enhance patient care delivery, optimize clinical workflows, reduce documentation errors and potentially qualify for government incentives;
○	Practice Management software and related capabilities for both ambulatory and inpatient care settings, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility verification, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	Healthline, which is a medical inventory management system built for healthcare settings that enables real-time tracking of supplies, equipment and consumables across multiple locations such as exam rooms, ambulances and storage closets;
○	Marketware, which offers a comprehensive physician strategy suite designed to support healthcare organizations in optimizing physician relationship management, streamlining recruitment and onboarding processes, and leveraging performance analytics. The platform consolidates critical data to enhance referral volume, strengthen provider engagement and drive strategic organizational growth;
○	Wellsoft, a solution for provider workflows in emergency departments and urgent care facilities, has seamless integration into all major hospital IT systems and ancillary departments providing real-time patient tracking and instant lab orders, drug interaction checking and pharmacy review;
○	CareVue is an EHR software that enhances clinical workflows for small hospitals and inpatient behavioral health facilities, driving efficiencies across inpatient settings through enhanced charting tools, e-prescribing, medication management and secure clinical communications;

○	Artificial intelligence (“AI”):

●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:

●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payor involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.

●	CareCloud cirrusAI integrates with CareCloud’s EHR solutions, talkEHR and CareCloud Charts, making it easily accessible to providers of all sizes.
●	CareCloud stratusAI Desk Agent is an agentic AI phone receptionist designed to modernize and automate patient phone interactions. This tool brings advanced conversational. AI directly into the call center workflow, eliminating hold times and reducing manual workload while delivering accurate, around-the-clock phone support.

○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:

○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions which allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:

○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments;
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages; and
○	Managed services includes inpatient and outpatient IT services, government consulting and product development services.

●	MAP App:

○	MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the Healthcare Financial Management Association and is used by top hospitals and healthcare organizations nationwide.

Our medical practice management solutions include:

●	Medical practice management:

○	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 250 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,200 team members that are approximately 17% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 17% of total expenses for both the three months ended March 31, 2026 and 2025. A significant portion of those foreign expenses were personnel-related costs (approximately 76% and 78% for the three months ended March 31, 2026 and 2025, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income:

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency losses and other non-operating expenditures;
●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Depreciation and amortization charges;
●	Change in contingent consideration;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net revenue	$31,270	$27,632

GAAP net income	922	1,948

Provision for income taxes	52	41
Net interest expense	48	16
Foreign exchange loss / other expense	32	19
Stock-based compensation expense	64	108
Depreciation and amortization	4,037	3,337
Change in contingent consideration	57	-
Transaction and integration costs	158	12
Restructuring costs	-	114
Adjusted EBITDA	$5,370	$5,595

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income:

●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Change in contingent consideration; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net revenue	$31,270	$27,632

GAAP net income	922	1,948
Provision for income taxes	52	41
Net interest expense	48	16
Other (income) expense - net	(22)	14
GAAP operating income	1,000	2,019
GAAP operating margin	3.2%	7.3%

Stock-based compensation expense	64	108
Amortization of purchased intangible assets	928	89
Transaction and integration costs	158	12
Change in contingent consideration	57	-
Restructuring costs	-	114
Non-GAAP adjusted operating income	$2,207	$2,342
Non-GAAP adjusted operating margin	7.1%	8.5%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income:

●	Foreign currency losses and other non-operating expenditures;
●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Change in contingent consideration; and
●	Restructuring costs.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
GAAP net income	$922	$1,948

Foreign exchange loss / other expense	32	19
Stock-based compensation expense	64	108
Amortization of purchased intangible assets	928	89
Transaction and integration costs	158	12
Change in contingent consideration	57	-
Restructuring costs	-	114
Non-GAAP adjusted net income	$2,161	$2,290

Set forth below is a reconciliation of our GAAP net income attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended March 31,
	2026	2025
GAAP net loss attributable to common shareholders, per share	$(0.01)	$(0.04)
Impact of preferred stock dividend	0.03	0.09
Net income per end-of-period share	0.02	0.05

Foreign exchange loss / other expense	0.00	0.00
Stock-based compensation expense	0.00	0.00
Amortization of purchased intangible assets	0.02	0.00
Change in contingent consideration	0.00	-
Transaction and integration costs	0.01	0.00
Restructuring costs	-	0.00
Non-GAAP adjusted earnings per share	$0.05	$0.05

End-of-period common shares	42,492,949	42,321,129

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of March 31, 2026 and 2025. Non-GAAP adjusted earnings per share does not take into account dividends declared or earned on preferred stock.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of March 31, 2026 and 2025, we provided services to approximately 45,000 and 40,000 providers, respectively (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,900 independent medical practices, hospitals and service organizations. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenue from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 74% and 64% of revenue for the three months ended March 31, 2026 and 2025, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 14% and 25% of revenue for the three months ended March 31, 2026 and 2025, respectively.

We earned approximately 12% and 11% of our revenue from medical practice management services during the three months ended March 31, 2026 and 2025, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Change in contingent consideration. Contingent consideration represents the portion of consideration payable to the seller of some of our acquisitions, the amount of which is based on the achievement of defined performance measures contained in the purchase agreements. Contingent consideration is adjusted to fair value at the end of each reporting period.

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

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of March 31, 2026 and December 31, 2025.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements that we believe affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Capitalized Software Costs:

As of March 31, 2026 and December 31, 2025, the carrying amounts of internally-developed capitalized software in use was $3.7 million and $5.3 million, respectively. The decrease was due to the amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended March 31,
	2026	2025
Net revenue	100.0%	100.0%
Operating expenses:
Direct operating costs	53.9%	56.0%
Selling and marketing	4.5%	4.1%
General and administrative	17.6%	15.7%
Research and development	7.7%	4.4%
Change in contingent consideration	0.2%	-
Depreciation and amortization	12.9%	12.1%
Restructuring costs	-	0.4%
Total operating expenses	96.8%	92.7%

Operating income	3.2%	7.3%

Net interest expense	(0.2%)	(0.1%)
Other income (expense) - net	0.1%	0.0%
Income before provision for income taxes	3.1%	7.2%
Income tax provision	0.2%	0.1%
Net income	2.9%	7.1%

Comparison of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	($ in thousands)
Net revenue	$31,270	$27,632	$3,638	13%

Net Revenue. Net revenue of $31.3 million for the three months ended March 31, 2026, increased by $3.6 million or 13% from net revenue of $27.6 million for the three months ended March 31, 2025, respectively. Revenue for the three months ended March 31, 2026 includes $23.0 million relating to technology-enabled business solutions, $3.1 million related to professional services and $3.8 million for medical practice management services.

During the three months ended March 31, 2026, there was approximately $6.8 million of revenue related to the Medsphere acquisition. The medSR revenue, which is project based, decreased approximately $2.9 million compared to the quarter ended March 31, 2025.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	($ in thousands)
Direct operating costs	$16,850	$15,464	$1,386	9%
Selling and marketing	1,414	1,131	283	25%
General and administrative	5,496	4,332	1,164	27%
Research and development	2,416	1,235	1,181	96%
Change in contingent consideration	57	-	57	100%
Depreciation	740	561	179	32%
Amortization	3,297	2,776	521	19%
Restructuring costs	-	114	(114)	(100%)
Total operating expenses	$30,270	$25,613	$4,657	18%

Direct Operating Costs. Direct operating costs of $16.9 million for the three months ended March 31, 2026 increased by $1.4 million or 9% compared to direct operating costs of $15.5 million for the three months ended March 31, 2025, respectively. During the three months ended March 31, 2026, salary costs decreased by $120,000, billable expenses decreased by $336,000 and outsourcing and processing costs increased by $1.5 million.

Selling and Marketing Expense. Selling and marketing expense of $1.4 million for the three months ended March 31, 2026 increased by $283,000 or 25% from selling and marketing expense of $1.1 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026 was primarily due to additional headcount.

General and Administrative Expense. General and administrative expense of $5.5 million for the three months ended March 31, 2026 increased by $1.2 million or 27% compared to general and administrative expense of $4.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, salary costs increased by $360,000 and legal and professional fees increased by $334,000.

Research and Development Expense. Research and development expense of $2.4 million for the three months ended March 31, 2026 increased by approximately $1.2 million or 96% from research and development expense of $1.2 million for the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025 the Company capitalized approximately $820,000 and $846,000, respectively, of development costs in connection with its internal-use software. The increase in expense was primarily due to a shift in the nature of development activities, with fewer costs qualifying for capitalization as internal-use software, resulting in a greater portion of costs being recognized as operating expenses in the current period.

Change in Contingent Consideration. Change in contingent consideration of $57,000 for the three months ended March 31, 2026 relates to adjustments for probable future payments required under the purchase agreement for certain acquisitions.

Depreciation Expense. Depreciation expense of $740,000 for the three months ended March 31, 2026 increased by $179,000 from depreciation of $561,000 for the three months ended March 31, 2025.

Amortization Expense. Amortization expense of $3.3 million for the three months ended March 31, 2026 increased by $521,000 or 19% from amortization expense of $2.8 million for the three months ended March 31, 2025.

Restructuring Costs. There were no restructuring costs for the three months ended March 31, 2026 as compared to $114,000 for the three months ended March 31, 2025, which primarily consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	($ in thousands)
Interest income	$10	$42	$(32)	(76%)
Interest expense	(58)	(58)	-	0%
Other income (expense) - net	22	(14)	36	257%
Income tax provision	52	41	11	27%

Interest Income. Interest income of $10,000 for the three months ended March 31, 2026 decreased by $32,000 from interest income of $42,000 for the three months ended March 31, 2025. The interest income represents late fees from customers and interest earned on temporary cash investments, which decreased due to less funds being temporarily invested.

Interest Expense. Interest expense was $58,000 for both the three months ended March 31, 2026 and 2025.

Other Income (Expense) – net. Other income – net was $22,000 for the three months ended March 31, 2026 compared to other expense – net of $14,000 for the three months ended March 31, 2025. Other expense or income primarily represents foreign currency transaction losses or gains. These transaction losses or gains result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the losses or gains are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $52,000 for the three months ended March 31, 2026 compared to the provision for income taxes of $41,000 for the three months ended March 31, 2025. There was no deferred tax liability recorded at March 31, 2026 or December 31, 2025. There were no deferred income taxes for the three months ended March 31, 2026 and 2025.

The current income tax expense for the three months ended March 31, 2026 was approximately $52,000, which represents state minimum taxes and foreign income taxes. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at March 31, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. OBBBA did not have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

During August 2025, the Company voluntarily terminated its agreement with Silicon Valley Bank which was not in use. During September 2025, the Company entered into a two year, $10 million revolving line of credit with Provident. During April 2026, the Company terminated the credit line with Provident and entered into the $50 million joint credit facility with Citizens Bank, N.A. and Provident. As of March 31, 2026 and 2025, there were no borrowings on the line of credit. The Company has announced plans to fully redeem the outstanding Series B Preferred Stock in May 2026. Approximately $41.6 million of the new credit facility will be used for the redemption.

As of March 31, 2026, the Company had total cash of $3.9 million and net working capital of $2.6 million. For the three months ended March 31, 2026, cash provided by operations was $3.6 million offset by cash used in investing and financing activities of $3.4 million resulting in an increase in cash of $237,000 after accounting for the effect of $8,000 of exchange rate changes.

For the three months ended March 31, 2026, the Company recorded net income of $922,000. Management continues to focus on the Company’s overall profitability, including managing expenses, and to the extent possible growing revenue, and expects that these efforts will continue to enhance our liquidity and financial position. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of the financial statements’ issuance.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on our Provident line of credit was based on the secured overnight financing rate which has slightly declined since the inception of the line of credit. The interest rate on our new credit facility is based on this same rate.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$3,611	$5,113	$(1,502)	(29%)
Net cash used in investing activities	(1,232)	(1,510)	278	18%
Net cash used in financing activities	(2,150)	(1,932)	(218)	(11%)
Effect of exchange rate changes on cash and restricted cash	8	(11)	19	173%
Net increase in cash and restricted cash	$237	$1,660	$(1,423)	(86%)

The income before income taxes was $974,000 for the three months ended March 31, 2026, which included $4.0 million of non-cash depreciation and amortization. The income before income taxes was $2.0 million for the three months ended March 31, 2025, which included $3.3 million of non-cash depreciation and amortization.

Operating Activities

Net cash provided by operating activities was $3.6 million and $5.1 million during the three months ended March 31, 2026 and 2025, respectively. There was a decrease in net income of $1.0 million together with the following changes in non-cash items: an increase in depreciation and amortization of $678,000, a $57,000 change in contingent consideration and a decrease in stock-based compensation of $44,000. Accounts receivable increased $280,000 and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. Accounts payable and other liabilities decreased by $2.6 million and increased $956,000 during the three months ended March 31, 2026 and 2025, respectively. Other assets increased by $228,000 and $908,000 during the three months ended March 31, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities was $1.2 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. Capital expenditures were $412,000 and $624,000 for the three months ended March 31, 2026 and 2025, respectively. The capital expenditures for the three months ended March 31, 2026 and 2025 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $820,000 and $846,000 for the three months ended March 31, 2026 and 2025, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions.

Financing Activities

Net cash used in financing activities was $2.2 million and $1.9 million during the three months ended March 31, 2026 and 2025, respectively. Cash used in financing activities during the three months ended March 31, 2026 included $1.9 million of preferred stock dividends, $177,000 of repayments for debt obligations and $57,000 for payment of contingent consideration. Cash used in financing activities during the three months ended March 31, 2025 included $1.7 million of preferred stock dividends, $181,000 of repayments for debt obligations and $21,000 of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We had contractual obligations under our Provident line of credit and have contractual obligations under the new credit facility obtained in April 2026. We were in compliance with all covenants as of March 31, 2026. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Off-Balance Sheet Arrangements

As of March 31, 2026, and 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Cybersecurity Incident

On March 16, 2026, the Company experienced a temporary network disruption in its CareCloud Health division that partially impacted the functionality and data access to one of its six electronic health record environments for approximately eight hours until the Company fully restored all functionality and data access during that evening. The Company believes that the incident was contained to the CareCloud Health environment and did not affect the Company’s other platforms, divisions, systems, data or environments. The incident was contained on the day it was discovered. The Company currently believes that it has sufficient cybersecurity insurance coverage for any potential losses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I—Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2026, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.

The recent cybersecurity incident in our CareCloud Health division could result in material costs, regulatory action and reputational harm.

We recently experienced a cybersecurity incident involving unauthorized access to certain of our information systems. While we have taken steps to contain and remediate the incident, including engaging third-party cybersecurity experts, there can be no assurance that additional vulnerabilities will not be identified or that further unauthorized activity will not occur. The incident has resulted in, and may continue to result in, costs related to investigation, remediation, legal proceedings, regulatory inquiries, and customer notification. Additionally, this incident may harm our reputation, result in customer attrition, and expose us to litigation or regulatory penalties. Because the investigation is ongoing, we have not yet determined the full scope of data that may have been accessed, including the number of patients potentially affected and the categories of data involved, and the ultimate costs of responding to, remediating and resolving the incident could exceed our available cybersecurity insurance coverage. If our remediation efforts are not successful or timely, or if additional vulnerabilities are exploited, our business, financial condition, and results of operations could be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the remaining dividends that were declared. Effective in September 2024, there was a change in the dividend rate on the Series A Preferred Stock from 11.00% to 8.75%. Due to the conversion of the majority of the Series A Preferred Stock in March 2025, the dividend amount due on the converted shares resulting from the suspension was settled. During February 2025 and continuing monthly thereafter, the Company resumed payment of the dividends, paying one month of dividends in arrears each month based on the oldest dividend amount outstanding. Beginning in February 2026, the Company began making one additional dividend payment each month on the Series B Preferred Stock to begin to satisfy the dividend arrearage. As a result of such suspension, and including the additional dividend payments made on the Series B Preferred Stock, as of the filing date of this Quarterly Report, the Company has approximately $6.1 million of dividends due. During this suspension, dividends continued to accumulate in arrears on the remaining Series A and Series B Preferred Stock. See discussion of preferred stock dividend suspension in “Note 12, Shareholders’ Equity” and planned redemption of the Series B Preferred Stock in “Note 18, Subsequent Events” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CareCloud, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date:	May 7, 2026

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date:	May 7, 2026

