Form 10-Q
period 2026-06-30
CareCloud, Inc.
filed 2026-08-06
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At July 30, 2026, the registrant had 42,493,859 shares of common stock, par value $0.001 per share, outstanding.

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

Forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties, and other factors that may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements as set forth under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 12, 2026. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements, including without limitation, risks and uncertainties relating to:

●	our ability to maintain operations in Pakistan, Azad Jammu and Kashmir, and Sri Lanka in a manner that continues to enable us to offer competitively priced products and services;

●	our ability to operate in a global business environment that may be affected by geopolitical developments, including regional conflicts, trade restrictions, sanctions, changes in diplomatic relations or political stability;

●	our ability to consistently achieve and maintain compliance with a myriad of federal, state, foreign, local, payor and industry requirements, regulations, rules, laws and contracts;

●	our ability to respond to the recent cybersecurity incident and effectively integrate, manage and keep our information systems secure and operational in the event of another cyber-attack;

●	our ability to manage our growth, including acquiring, partnering with, and effectively integrating the acquisitions of Empower Healthcare & Compliance Partners, MAP App, Medsphere Systems Corporation, RevNu Medical Management and other acquired businesses into our infrastructure and avoiding legal exposure and liabilities associated with our acquisitions;

●	our ability to retain our clients and revenue levels, including effectively migrating new clients and maintaining or growing the revenue levels of our new and existing clients;

●	our ability to keep pace with a rapidly changing healthcare industry, including the use of artificial intelligence (“AI”);

●	our ability to maintain and protect the privacy of confidential and protected Company, client and patient information;

●	our ability to develop new technologies, upgrade and adapt legacy and acquired technologies to work with evolving industry standards and third-party software platforms and technologies, and protect and enforce all of these and other intellectual property rights;

●	our ability to attract and retain key officers and employees, and the continued involvement of Mahmud Haq as Executive Chairman, Stephen Snyder as Chief Executive Officer and A. Hadi Chaudhry as Chief Strategy Officer, all of which are critical to our ongoing operations and growing our business;

●	our ability to realize the expected cost savings and benefits from our restructuring activities and structural cost reductions;

●

our ability to make assumptions regarding the continuation, signing, scope and timing of certain client, vendor and partner relationships and the commencement and timing of client projects, which reflect management’s current beliefs and expectations and may not materialize on the anticipated schedule or at all;

●

our ability to timely and effectively complete the integration of acquired businesses and execute expense-structure and related operational initiatives necessary to align our cost structure with our adjusted EBITDA and earnings-per-share objectives;

●	our ability to comply with the covenants and the required principal and interest payments contained in our credit agreement with our senior secured lenders, Citizens Bank, N.A. and Provident Bank, and other future debt facilities;

●	our ability to continue to pay our monthly dividends to the holders of our Series A Preferred Stock;

●	our ability to incorporate AI into our products faster and more successfully than our competitors, protecting the privacy of medical records and cybersecurity threats;

●	our ability to compete with other companies developing products and selling services competitive with ours, and who may have greater resources and name recognition than we have;

●	our ability to respond to the uncertainty resulting from pandemics, epidemics or other public health emergencies and the impact they may have on our operations, the demand for our services, our projected results of operations, financial performance or other financial metrics or any of the foregoing risks and economic activity in general;

●	our ability to keep and increase market acceptance of our products and services;

●	changes in domestic and foreign business, market, financial, political and legal conditions; and

●	other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

($ in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$13,395	$3,117
Restricted cash	-	500
Accounts receivable - net	14,117	15,062
Contract asset	3,426	3,664
Inventory	471	507
Current assets - related party	16	16
Prepaid expenses and other current assets	2,758	2,872
Total current assets	34,183	25,738
Property and equipment - net	7,259	7,775
Operating lease right-of-use assets	4,864	3,106
Intangible assets - net	14,929	18,968
Goodwill	31,835	31,442
Other assets	779	569
TOTAL ASSETS	$93,849	$87,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,071	$6,937
Accrued compensation	3,846	4,136
Accrued expenses	5,943	5,970
Operating lease liability (current portion)	1,573	927
Deferred revenue (current portion)	4,507	4,148
Term loans and other (current portion)	10,756	728
Contingent consideration (current portion)	400	909
Dividend payable	392	668
Total current liabilities	33,488	24,423
Term loans and other	29,223	441
Borrowings under line of credit	9,000	-
Contingent consideration	290	232
Operating lease liability	3,462	2,187
Deferred revenue	934	809
Deferred tax liability	50	-
Total liabilities	76,447	28,092
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 shares at June 30, 2026 and December 31, 2025. Series B, issued and outstanding 0 and 1,511,372 shares at June 30, 2026 and December 31, 2025, respectively.	1	2
Common stock, $0.001 par value - authorized 85,000,000 shares. Issued 43,234,658 and 43,178,748 shares at June 30, 2026 and December 31, 2025, respectively. Outstanding 42,493,859 and 42,437,949 shares at June 30, 2026 and December 31, 2025, respectively.	43	43
Additional paid-in capital	75,735	119,936
Accumulated deficit	(53,788)	(55,832)
Accumulated other comprehensive loss	(3,927)	(3,981)
Less: 740,799 common shares held in treasury, at cost at June 30, 2026 and December 31, 2025	(662)	(662)
Total shareholders’ equity	17,402	59,506
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,849	$87,598

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

($ in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET REVENUE	$31,880	$27,377	$63,150	$55,009
OPERATING EXPENSES:
Direct operating costs	17,457	14,480	34,307	29,944
Selling and marketing	1,300	1,118	2,714	2,249
General and administrative	5,370	4,358	10,866	8,690
Research and development	2,194	1,020	4,610	2,255
Change in contingent consideration	(34)	-	23	-
Depreciation and amortization	3,731	3,382	7,768	6,719
Restructuring costs	-	23	-	137
Total operating expenses	30,018	24,381	60,288	49,994
OPERATING INCOME	1,862	2,996	2,862	5,015
OTHER:
Interest income	73	51	83	93
Interest expense	(815)	(68)	(873)	(126)
Other income (expense) - net	104	(35)	126	(49)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,224	2,944	2,198	4,933
Income tax provision	102	42	154	83
NET INCOME	$1,122	$2,902	$2,044	$4,850

Preferred stock dividend	941	1,365	2,306	4,176
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$181	$1,537	$(262)	$674

Net income (loss) per common share: basic and diluted	$0.00	$0.04	$(0.01)	$0.02
Weighted-average common shares used to compute basic and diluted loss per share	42,493,449	42,321,629	42,482,758	33,118,912

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$1,122	$2,902	$2,044	$4,850
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment (a)	26	(101)	54	(159)
COMPREHENSIVE INCOME	$1,148	$2,801	$2,098	$4,691

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

($ in thousands, except for number of shares)

									Accumulated
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2026	984,530	$1	1,511,372	$1	43,178,748	$43	$119,936	$(55,832)	$(3,981)	$(662)	$59,506
Net income	-	-	-	-	-	-	-	922	-	-	922
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	-	-	55,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	63	-	-	-	63
Preferred stock dividends	-	-	-	-	-	-	(2,192)	-	-	-	(2,192)
Balance - March 31, 2026	984,530	$1	1,511,372	$1	43,233,748	$43	$117,807	$(54,910)	$(3,953)	$(662)	$58,327

Balance - April 1, 2026	984,530	$1	1,511,372	$1	43,233,748	$43	$117,807	$(54,910)	$(3,953)	$(662)	$58,327
Net income	-	-	-	-	-	-	-	1,122	-	-	1,122
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	26	-	26
Issuance of stock under the equity incentive plan	-	-	-	-	910	-	-	-	-	-	-
Redemption of Series B Preferred Stock	-	-	(1,511,372)	(1)	-	-	(38,168)				(38,169)
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	64	-	-	-	64
Preferred stock dividends	-	-	-	-	-	-	(3,968)	-	-	-	(3,968)
Balance - June 30, 2026	984,530	$1	-	$-	43,234,658	$43	$75,735	$(53,788)	$(3,927)	$(662)	$17,402

Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	1,948	-	-	1,948
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	-	(58)
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Issuance of stock under the equity incentive plan	-	-	-	-	83,645	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	104	-	-	-	104
Preferred stock dividends	-	-	-	-	-	-	(26)	-	-	-	(26)
Balance - March 31, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177

Balance - April 1, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177
Net income	-	-	-	-	-	-	-	2,902	-	-	2,902
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(101)	-	(101)
Issuance of stock under the equity incentive plan	-	-	-	-	910	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	100	-	-	-	100
Preferred stock dividends	-	-	-	-	-	-	(1,002)	-	-	-	(1,002)
Balance - June 30, 2025	984,530	$1	1,511,372	$1	43,062,838	$43	$122,635	$(61,780)	$(4,162)	$(662)	$56,076

For the six months ended June 30, 2026, the Company declared and paid six months of dividends on the Series A Preferred Stock. For the Series B Preferred Stock, the Company declared 18 months and 14 days of dividends and paid 19 months and 14 days of dividends, which included 14 months of dividends in arrears.

For the six months ended June 30, 2025, the Company declared six months of dividends and paid five months of dividends on the Series A and Series B Preferred Stock.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

($ in thousands)

	2026	2025
OPERATING ACTIVITIES:
Net income	$2,044	$4,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,858	6,855
Lease amortization	896	901
Provision for expected credit losses	118	169
Provision for deferred income taxes	50	-
Foreign exchange loss	15	1
Interest accretion	208	219
Change in contingent consideration	23	-
Stock-based compensation expense	128	219
Changes in operating assets and liabilities:
Accounts receivable	827	(958)
Contract asset	238	411
Inventory	36	51
Other assets	73	(838)
Accounts payable and other liabilities	(2,146)	377
Deferred revenue	316	264
Net cash provided by operating activities	10,684	12,521
INVESTING ACTIVITIES:
Purchases of property and equipment	(937)	(1,786)
Capitalized software and other intangible assets	(1,620)	(1,677)
Payment for acquisitions	(681)	(40)
Net cash used in investing activities	(3,238)	(3,503)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(6,436)	(3,317)
Payment of contingent consideration	(618)	-
Payment of tax withholding on stock issued to employees	(1)	(22)
Proceeds from term loan	39,739	-
Repayments of notes payable and term loan	(1,191)	(355)
Redemption of Series B Preferred Stock	(38,169)	-
Proceeds from line of credit	9,000	-
Net cash provided by (used in) financing activities	2,324	(3,694)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	8	(29)
NET INCREASE IN CASH AND RESTRICTED CASH	9,778	5,295
CASH AND RESTRICTED CASH - Beginning of the period	3,617	5,145
CASH - End of the period	$13,395	$10,440
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Series A Preferred Stock and accrued dividends to common stock	$-	$2,435
Dividends declared, not paid	$392	$714
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$158	$144
Interest	$517	$44

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

Our portfolio of proprietary software and business services includes: technology-enabled business solutions that maximize revenue cycle management and create efficiencies through platform agnostic AI-driven applications; cloud-based software that helps providers manage their practice and patient engagement while leveraging analytics to improve provider performance; digital health services to address value-based care and enable the delivery of remote patient care; healthcare IT professional services & staffing to address physician burnout, staffing shortages and leverage consulting expertise to transition into the next generation of healthcare; and, medical practice management services to assist medical providers with operating models and the tools needed to run their practice. Our high-value business services, such as revenue cycle management, are often paired with our cloud-based software, premiere healthcare consulting and implementation services, healthcare compliance services, audit-defense, and on-demand workforce staffing capabilities for high-performance medical groups and health systems nationwide.

During August 2025, the Company formed CareCloud Holdings, Inc (“Holdings”), as an indirect subsidiary. Holdings purchased certain assets and assumed certain liabilities of Medsphere Systems Corporation (“MSC”). MSC was in the business of providing healthcare IT software and related services to the inpatient and ambulatory market. During October 2025, the Company formed N884AM Holdings, Inc. to acquire an aircraft which is used primarily for maintaining key client relationships as well as for sales and marketing activities. During May 2026, the Company formed Empower Healthcare & Compliance, Inc. (“Empower”), as an indirect subsidiary. Empower purchased certain assets of Empower Healthcare & Compliance Partners, LLC (“EHCP”). EHCP was a full service healthcare compliance and advisory firm. (See Note 4.)

CareCloud has its corporate office in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Significant Accounting Policies — During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
	($ in thousands)
Prepayments to vendors	$2,054	$1,814
Prepaid credit card	17	154
Prepaid insurance	170	610
Prepaid commissions	115	141
Other	402	153
Total	$2,758	$2,872

4.	ACQUISITIONS

Effective May 15, 2026, the Company entered into an Asset Purchase Agreement (the “APA”) with EHCP, a New Jersey LLC, to acquire certain assets. The acquisition has been accounted for as a business combination. Under the APA, the purchase price was $1 million, subject to deductions for the deferred revenue obligations assumed. The Company paid $681,000 upon closing and the remaining purchase price will be paid in installments, subject to certain provisions, and has been accounted for as contingent consideration. Empower provides full-service healthcare compliance and advisory services. Empower helps medical practices and health systems navigate the complex regulatory landscape through services spanning compliance and ethics, privacy and security, revenue integrity, and merger and acquisition support. Empower also provides audit defense, risk mitigation, and regulatory readiness, and operates an educational marketplace of training, webinars, and workshops for healthcare professionals.

The preliminary purchase price allocation of the Empower acquisition is summarized as follows:

($ in thousands)
Cash	$681
Contingent consideration	151
Total purchase price	$832

($ in thousands)
Customer relationships	$600
Goodwill	400
Deferred revenue	(168)
Total preliminary purchase price allocation	$832

The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years.

The Company performed the valuation of the acquired assets. The weighted-average amortization period of the acquired intangible asset is approximately three years. The Company expects to finalize the valuation and complete the purchase price allocation during the third quarter of this year.

Revenue earned from the clients obtained from the Empower acquisition was approximately $262,000 during the three months ended June 30, 2026.

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

Revenue earned from the clients obtained from the MAP App acquisition was approximately $167,000 and $358,000 during the three and six months ended June 30, 2026, respectively.

The acquisition reflects both the HFMA’s desire to partner with a leader in healthcare technology to expand MAP App’s core capabilities and CareCloud’s strategy to expand its Software-as-a-Service (“SaaS”) based ecosystem with best-in-class tools that complement its AI-powered revenue cycle platform.

On August 22, 2025 (the “Medsphere Closing Date”), Holdings entered into and closed on an APA with Medsphere, (the “Seller”). The acquisition was accounted for as a business combination. Pursuant to the APA, Holdings acquired certain assets and assumed certain liabilities of Seller, which is in the business of providing healthcare IT software and related services primarily to the U.S. inpatient and ambulatory market.

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

Revenue earned from the clients obtained from the Medsphere acquisition was approximately $6.8 million and $13.6 million during the three and six months ended June 30, 2026, respectively. The contingent escrow was included in the restricted cash balance at December 31, 2025 and was subsequently paid.

The Medsphere acquisition added additional clients to the Company’s customer base, allowed access to certain inpatient clients and the clinical software market, expanded the Company’s ambulatory footprint and provided entry into managed services.

On April 1, 2025 (the “RevNu Closing Date”), the Company entered into an APA with Gratius Enterprises, Inc., doing business as RevNu Medical Management (“RevNu”), pursuant to which the Company acquired certain assets of RevNu. The acquisition has been accounted for as a business combination. Under the APA, the Company is obligated to make quarterly payments equal to twenty percent (20%) of the revenue generated from the acquired RevNu client accounts for a period of forty-two (42) months following the RevNu Closing Date (the “RevNu Quarterly Payments”). The total purchase price is contingent upon future revenue performance and includes the estimated fair value of the RevNu Quarterly Payments. In the event that the service agreement with a specified customer is terminated, the Company will have no further obligation to make additional payments under the APA. For the quarter ended June 30, 2026, the quarterly payment due to RevNu was approximately $59,000.

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

Revenue earned from the clients obtained from the RevNu acquisition was approximately $316,000 and $616,000 during the three and six months ended June 30, 2026.

The RevNu acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the Company’s condensed consolidated results of operations as if the Empower, MAP App, Medsphere, RevNu and one other small acquisition occurred on January 1, 2025. The pro forma information has been included for comparative purposes and is not indicative of the results of operations the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual net revenue and the pro forma net revenue is approximately $9.2 million and $19.2 million for the three and six months ended June 30, 2025, and is reflected as a pro forma adjustment below. This difference primarily represents revenue recorded by Empower, MAP App, Medsphere, RevNu and one other acquisition. The difference between the actual net revenue and the pro forma net revenue is approximately $491,000 and $1.5 million for the three and six months ended June 30, 2026. Other differences arise primarily from amortizing purchased intangibles using the double declining balance method, depreciating acquired fixed assets, adjusting the interest expense and reversing debt exit fees and the goodwill amortization and impairment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands, except per share amounts)
Net revenue	$32,371	$36,531	$64,624	$74,181
Net income	$1,530	$905	$3,065	$1,795
Net income (loss) attributable to common shareholders	$589	$(460)	$759	$(2,381)
Net income (loss) per common share - basic and diluted	$0.01	$(0.01)	$0.02	$(0.07)

5.	GOODWILL AND INTANGIBLE ASSETS-NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At June 30, 2026 and December 31, 2025, approximately $90,000 of goodwill was allocated to the Medical Practice Management segment and the balance was allocated to the Healthcare IT segment.

The following is the summary of the carrying amount of goodwill for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
	($ in thousands)
Beginning gross balance	$31,442	$19,186
Additions	400	12,256
Adjustment	(7)	-
Ending gross balance	$31,835	$31,442

Intangible assets – net as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
	($ in thousands)
Contracts and relationships acquired	$55,573	$54,973
Capitalized software	40,005	38,329
Non-compete agreements	1,236	1,236
Other intangible assets	10,529	10,529
Total intangible assets	107,343	105,067
Less: Accumulated amortization	92,414	86,099
Intangible assets - net	$14,929	$18,968

Capitalized software represents payroll and development costs incurred for internally developed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended June 30, 2026 and 2025 was approximately $3.0 million and $2.8 million, respectively, and for the six months ended June 30, 2026 and 2025 was approximately $6.3 million and $5.6 million, respectively. The weighted-average amortization period remaining is approximately two years.

As of June 30, 2026, future amortization is scheduled to be expensed as follows:

Years ending June 30,	($ in thousands)
2026 (six months)	$4,316
2027	5,775
2028	3,395
2029	1,293
2030	150
Total	$14,929

6.	NET INCOME (LOSS) PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net income (loss) attributable to common shareholders	$181	$1,537	$(262)	$674
Weighted-average common shares used to compute basic and diluted income (loss) per share	42,493,449	42,321,629	42,482,758	33,118,912
Net income (loss) attributable to common shareholders per share - basic and diluted	$0.00	$0.04	$(0.01)	$0.02

The net income (loss) attributable to common shareholders includes the preferred stock dividend amounts earned and declared for the three and six months ended June 30, 2026 of approximately $941,000 and $2.3 million, respectively, and the preferred stock dividend amounts earned and declared for the three and six months ended June 30, 2025 of approximately $1.4 million and $4.2 million, respectively. The dividend payable at June 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets represents dividends declared, but not paid.

For the three months ended June 30, 2026, 105,000 unvested restricted stock units (“RSUs”), as discussed in Note 14, were included in the computation of diluted earnings per share; however, their inclusion did not affect diluted earnings per share. For the three and six months ended June 30, 2025, unvested RSUs were also included in the computation earnings in the above calculation but did not affect diluted earnings per share. For the six months ended June 30, 2026, 105,000 unvested RSUs were excluded from the computation of diluted earnings per share as they were antidilutive.

7.	ACCRUED EXPENSES AND DEBT

Accrued expenses as of June 30, 2026 and December 31, 2025 consist of the following:

	June 30, 2026	December 31, 2025
	($ in thousands)
Accrued expenses	$4,211	$3,569
Payable to managed practices	1,164	2,128
Taxes and other	568	273
Total	$5,943	$5,970

Bank Debt — The Company had a revolving line of credit with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”) which the Company voluntarily terminated on August 18, 2025. The SVB credit facility was a secured revolving line of credit with interest at the prime rate plus 1.5%. The debt was secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Interest costs on the line of credit, which are included in interest expense, were approximately $13,000 and $25,000 for the three and six months ended June 30, 2025.

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

On September 3, 2025, the Company entered into an agreement (the “Agreement”) with Provident Bank (“Provident”) whereby Provident provided the Company with an available line of credit of $10 million. The facility was secured by, among other things, a first lien security interest in substantially all of the assets and other property of the Company. The interest rate of the facility was an adjustable rate equal to the margin (300 basis points) over an independent index which is equal to the Secured Overnight Financing Rate (“SOFR”). There was no cost related to the line of credit for the three and six months ended June 30, 2026. The Agreement contained various covenants and conditions governing the revolving line of credit including an initial commitment fee of $35,000 and an annual fee of $35,000 thereafter.

Upon entering into the Agreement, the Company borrowed approximately $8.3 million on its line of credit with Provident to satisfy the obligation to Wells Fargo incurred in connection with the Medsphere acquisition. These funds were repaid to Provident by December 31, 2025. The Agreement was terminated by the Company in April 2026.

On November 7, 2025, the Company entered into a five-year loan agreement with Republic Bank & Trust Company for $1,032,000 for the purchase of an aircraft, which serves as security for the loan. The interest rate on the loan is fixed at 6.75% and is guaranteed by the Company. The Company plans to repay this loan within the next two years.

On April 13, 2026, the Company entered into a credit agreement providing for a $40 million term loan and a $10 million revolving line of credit (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) and Provident. The Credit Facility is secured by all of the Company’s assets and 65% of the shares in its offshore subsidiaries. It is also secured by a pledge of Company common stock held by the Company’s Executive Chairman. The term loan facility and the revolving line of credit each mature on the fourth anniversary of the closing date. The term loan amortizes in equal monthly principal installments beginning June 1, 2026. Borrowings under the Credit Facility bear interest at rates based on SOFR plus 3.5% for the term loan and SOFR plus 2.5% for the line of credit. The Credit Facility contains customary affirmative and negative covenants, including financial covenants, and customary events of default. Proceeds from the Credit Facility are being used for general corporate purposes, including the redemption of the Company’s outstanding Series B Preferred Stock which occurred on May 15, 2026. At the time of closing, the Company borrowed approximately $49 million under the Credit Facility. Approximately $41.6 million of the funds borrowed under the Credit Facility were used to fund the Series B Preferred Stock redemption, including the unpaid dividends. As of June 30, 2026, the outstanding balance of the term loan was approximately $39.2 million and $9 million was drawn on the line of credit. The Company was in compliance with all covenants.

On June 25, 2026, the Company entered into a First Amendment to Credit Agreement (the “Amendment”) with Citizens which is effective as of May 6, 2026. Among other things, the Amendment (i) amends the Credit Facility relating to certain post-closing obligations, (ii) modifies the information and notice requirements applicable to permitted acquisitions, and (iii) revises the liquidity condition applicable to permitted acquisitions.

The outstanding term loan payable and other obligations as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
	($ in thousands)
Current obligations:
Term loan	$10,000	$-
Aircraft loan	664	642
Vehicle financing	92	86
Total current obligations	$10,756	$728

Long-term obligations:
Term loan	$29,167	$-
Aircraft loan	-	338
Vehicle financing	56	103
Total non-current obligations	$29,223	$441

Total obligations	$39,979	$1,169

The Company maintains cash balances at Provident in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident to ensure its credit worthiness. As of June 30, 2026 and December 31, 2025, the Company held cash of approximately $1.3 million and $1.1 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

8.	LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not have any finance leases.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Operating lease cost	$525	$522	$1,065	$1,098
Short-term lease cost	19	-	19	5
Variable lease cost	2	4	5	11
Total - net lease cost	$546	$526	$1,089	$1,114

Short-term lease cost represents leases that were not capitalized as the lease term was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	June 30, 2026	December 31, 2025
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$4,864	$3,106

Current operating lease liabilities	$1,573	$927
Non-current operating lease liabilities	3,462	2,187
Total operating lease liabilities	$5,035	$3,114

Operating leases:
ROU assets	$5,762	$4,876
Asset lease expense	(896)	(1,767)
Foreign exchange loss	(2)	(3)
ROU assets, net	$4,864	$3,106

Weighted average remaining lease term (in years):
Operating leases	5.2	6.1
Weighted average discount rate:
Operating leases	7.1%	8.5%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$490	$521	$1,018	$1,082

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$637	$385	$2,656	$831

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2026 (six months)	$1,057
2027	1,478
2028	1,007
2029	616
2030	613
Thereafter	1,188
Total lease payments	5,959
Less: imputed interest	(924)
Total lease obligations	5,035
Less: current obligations	1,573
Long-term lease obligations	$3,462

The Company leases certain apartments which are either subleased to others or serve as temporary housing for visiting employees. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three and six months ended June 30, 2026, the Company received approximately $9,000 and $18,000, respectively, in sublease income. For the three and six months ended June 30, 2025, the Company received sublease income of approximately $3,000 and $13,000, respectively.

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

Cybersecurity Incident — On March 16, 2026, the Company detected a security incident in its CareCloud Health division that affected functionality and data access in one of its six electronic health record environments for approximately eight hours, after which all functionality and data access were fully restored. Upon discovery, the Company notified its cybersecurity carrier and engaged a leading cyber response advisory team within a Big Four accounting firm to secure the environment and conduct a comprehensive forensic investigation.

The forensic investigation determined that an unauthorized third party gained access to one cloud account supporting the previously identified electronic health record environment and exfiltrated patient-related information from the affected environment associated with a substantial number of individuals, including personally identifiable information and protected health information. The investigation found no evidence of unauthorized activity related to the incident after March 16, 2026 and all affected systems remain fully operational. The Company has notified affected healthcare-provider customers, and the Company is providing required notifications to potentially affected individuals and applicable regulatory agencies pursuant to the agreements with those customers.

To date, multiple class action complaints were filed against the Company alleging personal information was compromised in connection with the security incident. In June 2026, the United States District Court for the Southern District of Florida consolidated the actions, and the plaintiffs filed a consolidated amended complaint shortly thereafter. The Company intends to defend the matter vigorously and believes that its available cybersecurity insurance coverage is likely to be sufficient for the losses it currently anticipates in connection with the matter, subject to applicable policy terms, limits, retentions, exclusions and coverage determinations. We believe costs incurred in connection with the incident, including the forensic investigation, remediation, notification, litigation, and legal costs, will be reimbursed by the Company’s cybersecurity insurance carrier, other than the Company’s $100,000 retention.

From time to time, the Company may become involved in other legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that, in the opinion of management, would individually or in the aggregate have a material adverse effect on our business, consolidated results of operations, financial position, or cash flows.

10.	RELATED PARTIES

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $63,000 and $31,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $120,000 and $51,000 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the accounts receivable balance due from this customer was approximately $21,000 and $15,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the three months ended June 30, 2026 and 2025 was approximately $72,000 and $71,000, respectively, and was approximately $144,000 and $142,000 for the six months ended June 30, 2026 and 2025, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, the Company spent approximately $671,000 and $838,000, respectively, to upgrade the related party leased facilities. The 2025 expenditures were primarily related to the expansion of the Company’s AI Center. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both June 30, 2026 and December 31, 2025. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,900 per month.

Included in the ROU asset at June 30, 2026 is approximately $384,000 applicable to the related party leases. Included in the current and non-current operating lease liability at June 30, 2026 is approximately $253,000 and $128,000, respectively, applicable to the related party leases. Included in the ROU asset at December 31, 2025 is approximately $430,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2025 is approximately $202,000 and $226,000, respectively, applicable to the related party leases.

During July 2025, the Company entered into a month-to-month consulting agreement with an entity owned and controlled by the son of the Executive Chairman to provide consulting services to the Company in artificial intelligence technology for $15,000 per month plus travel expenses. During the three and six months ended June 30, 2026, the Company recorded $45,000 and $90,000 of expense under this agreement, respectively, of which approximately one-half was capitalized as internally developed software.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested. The consulting agreement was cancelable with ten days’ notice. This agreement was terminated by the Company effective February 22, 2026. No expense was recorded under this agreement for the six months ended June 30, 2026. The expense under this agreement was approximately $3,000 and $11,000 for the three and six months ended June 30, 2025, respectively.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of June 30, 2026, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $7,000 on behalf of talkMD for income taxes.

11.	RESTRUCTURING COSTS

In October 2023, the Company committed to effectively align resources with business priorities and improve profitability through a reduction in the workforce for the Healthcare IT segment. In addition, the Company instituted certain other expense reductions. There were no restructuring costs during the six months ended June 30, 2026 and approximately $23,000 and $137,000 was incurred during the three and six months ended June 30, 2025, respectively. The expense associated with the restructuring is included in restructuring costs in the 2025 condensed consolidated statement of operations. These restructuring expenses primarily consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits.

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

On March 6, 2025, the Board of Directors elected to exercise its conversion rights, which provided for the conversion of each share of Series A Preferred Stock into 7.3358 shares of common stock, inclusive of all accumulated and unpaid dividends. Dividends on the converted shares of Series A Preferred Stock ceased to accrue as of the conversion date. Individual shareholders who, on the exchange date, owned at least 100,000 shares of Series A Preferred Stock did not have their shares automatically converted to common stock so long as they were held by the Company’s transfer agent, unless they consented to the Conversion. There were 3,541,701 shares of Series A Preferred Stock converted at that time and 984,530 shares of Series A Preferred Stock remain outstanding. Due to the Conversion, the monthly cash dividends were reduced to approximately $455,000 per month. As a result of the Conversion, the Company delisted the Series A Preferred Stock from the Nasdaq Global Market.

On April 13, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Citizens JMP Securities, LLC, (“JMP”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering value of up to $60 million from time to time. The shares may be issued pursuant to the Company’s effective shelf registration statement on Form S-3 and a related prospectus supplement filed on April 14, 2026. Under the terms of the ATM Agreement, JMP is entitled to a commission of up to 3.0% of the gross proceeds from any shares sold under the ATM program. The Company is not obligated to sell any shares under the ATM Agreement. Proceeds, if any, are expected to be used for general corporate purposes, which may include funding potential acquisitions, repayment of indebtedness, capital expenditures, investments, general working capital and the redemption of preferred stock. There have not been any sales under the ATM.

On April 14, 2026, the Company announced the redemption of all issued and outstanding shares of its Series B Preferred Stock in accordance with the applicable certificate of designation. The Company redeemed the shares on May 15, 2026 (the “Redemption Date”), following the required notice period. The redemption price included accrued and unpaid dividends through the Redemption Date. The redemption price paid to each holder of record of the Series B Preferred Stock was $27.52 per share, representing $25.25 per share liquidation value plus all accumulated and unpaid dividends through but not including the Redemption Date. As a result of the redemption, the Series B Preferred Stock was delisted from the Nasdaq Global Market as of the close of business on May 14, 2026.

At June 30, 2026, the Company had total dividends due of approximately $2.7 million, which represents the total of declared and accumulated dividends due to the Series A preferred shareholders of record on June 30, 2026. For the three months ended June 30, 2026, the Company declared and paid three months of dividends on the Series A Preferred Stock ($0.182 per share and $0.547 per share for the quarter). For the six months ended June 30, 2026, the Company declared and paid six months of dividends on the Series A Preferred Stock. The dividend payable amount in the condensed consolidated balance sheets represent dividends declared. The Company plans to continue declaring monthly dividends on the Series A Preferred Stock.

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

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$24,010	$18,991	$47,042	$36,696
Professional services	3,199	4,076	6,343	9,967
Printing and mailing services	771	802	1,872	1,681
Group purchasing services	214	208	441	375
Medical Practice Management:
Medical practice management services	3,686	3,300	7,452	6,290
Total	$31,880	$27,377	$63,150	$55,009

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

Our digital health services include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended June 30, 2026 and 2025, was approximately $572,000 and $791,000, respectively and for the six months ended June 30, 2026 and 2025, was approximately $1.1 million and $1.4 million, respectively. The revenue for remote patient monitoring for the three months ended June 30, 2026 and 2025, was approximately $239,000 and $199,000, respectively and for the six months ended June 30, 2026 and 2025, was approximately $452,000 and $376,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. Professional services also include audit defense, risk mitigation and regulatory readiness. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at June 30, 2026 and 2025 was approximately $49,000 and $38,000, respectively.

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

At June 30, 2026, there were no unsatisfied performance obligations for contracts with an original duration greater than one year. The Company elected to utilize the practical expedient available in the guidance for contracts with an expected duration of one year or less.

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

The Company assumes all financial risk for the performance of the managed medical practices. Revenue is impacted by the amount of the costs incurred by the practices and their operating income. The gross billing of the practices is impacted by billing rates, changes in current procedural terminology code reimbursement and collection trends which in turn impact the management fee that the Company is entitled to. Billing rates are reviewed at least annually and adjusted based on current insurer reimbursement practices. The performance obligation is satisfied as the management services are provided.

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

Information about contract balances:

As of June 30, 2026, the estimated revenue expected to be recognized in the future related to the remaining revenue cycle management performance obligations outstanding was approximately $2.8 million. Approximately $350,000 and $324,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively. We expect to recognize substantially all of the revenue for the remaining performance obligations over the next three months.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2026	$15,062	$3,664	$4,148	$809
Acquisition	-	-	168	-
(Decrease) increase, net	(945)	(238)	191	125
Balance as of June 30, 2026	$14,117	$3,426	$4,507	$934

Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Acquisition	$-	$32	$-	$-
Increase (decrease), net	789	(411)	20	244
Balance as of June 30, 2025	$13,563	$3,955	$1,232	$631

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $196,000 and $257,000 at June 30, 2026 and 2025, respectively, and are included in prepaid expenses and other current assets and other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended June 30, 2026 and 2025 was approximately $42,000 and $65,000, respectively, and approximately $90,000 and $136,000 for the six months ended June 30, 2026 and 2025, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. We segment the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool is defined by an internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended June 30, 2026 and 2025, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
	($ in thousands)
Beginning balance	$854	$837
Provision	118	286
Recoveries/adjustments	54	-
Write-offs	(78)	(269)
Ending balance	$948	$854

14.	STOCK-BASED COMPENSATION

In June 2026, the Company adopted the CareCloud, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), reserving a total of 1,000,000 shares of common stock for grants to employees, officers, directors and consultants. Following the shareholder approval of the 2026 Plan, no additional awards may be granted under the Amended and Restated 2014 Equity Incentive Plan, and the 374,683 shares of common stock and 16,000 shares of Series B Preferred Stock that remained available for future grants under that plan were canceled and are no longer available for issuance. Outstanding awards previously granted under the Amended and Restated 2014 Equity Incentive Plan will remain outstanding. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

For the three and six months ended June 30, 2026, stock compensation expense of approximately $64,000 and $128,000, respectively, and for the three and six months ended June 30, 2025 of approximately $111,000 and $219,000, respectively, was recorded. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s Equity Incentive Plan for the six months ended June 30, 2026 and 2025:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Outstanding and unvested shares at January 1, 2026	161,400	-	19,199
Granted	-	-	-
Vested	(56,400)	-	-
Forfeited	-	-	(19,199)
Outstanding and unvested shares at June 30, 2026	105,000	-	-

Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	-	-	-
Vested	(89,700)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at June 30, 2025	152,800	-	19,199

At June 30, 2026 and December 31, 2025 there was no liability for taxes withheld in connection with the equity awards. No amounts were paid in connection with cash-settled awards during the three and six months ended June 30, 2026 and 2025.

Stock-based compensation expense

The following table summarizes the components of share-based compensation expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Direct operating costs	$-	$-	$-	$-
General and administrative	64	111	128	216
Research and development	-	-	-	3
Selling and marketing	-	-	-	-
Total stock-based compensation expense	$64	$111	$128	$219

15.	INCOME TAXES

The income tax expense for the three months ended June 30, 2026 was approximately $102,000 comprised of current state tax expense of $39,000, foreign tax expense of $13,000 and deferred tax expense of $50,000. The income tax expense for the six months ended June 30, 2026 was approximately $154,000 comprised of a current state tax expense of $78,000, foreign tax expense of $26,000 and deferred tax expense of $50,000.

The income tax expense for the three months ended June 30, 2025 was approximately $42,000 comprised of current state tax expense of $30,000 and foreign tax expense of $12,000. The income tax expense for the six months ended June 30, 2025 was approximately $83,000 comprised of current state tax expense of $60,000 and foreign tax expense of $23,000. There was no deferred tax expense for the three and six months ended June 30, 2025.

The current income tax provision for the three and six months ended June 30, 2026 and 2025 primarily relates to state minimum taxes and foreign income taxes. The deferred tax provision for the three and six months ended June 30, 2026 relates to the book and tax difference of amortization of goodwill, an indefinite-lived intangible. To the extent allowable, the federal and state deferred tax provisions have been offset by the indefinite life net operating loss.

The Company previously incurred losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of June 30, 2026 and December 31, 2025.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at June 30, 2026 or December 31, 2025.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at June 30, 2026 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Balance - January 1,	$1,141	$-
Acquisitions	151	756
Goodwill adjustment	(7)	-
Change in fair value	23	-
Payments	(618)	-
Balance - June 30,	$690	$756

17.	SEGMENT REPORTING

Effective January 1, 2026, the Chief Executive Officer (“CEO”) and Executive Chairman serve as the Chief Operating Decision Maker (“CODM”), organizing the Company, managing resource allocations and measuring performance among two operating and reportable segments: (i) Healthcare IT and (ii) Medical Practice Management. From January 1, 2025, through December 31, 2025, the Executive Chairman and the two Co-CEOs served as the CODM. We report our segment information based on the internal reporting used by management for making decisions and assessing performance of our reportable segments.

The CODM evaluates the financial performance of the business units on the basis of revenue, certain individual and total operating expenses and operating income (loss) excluding unallocated amounts, which are mainly corporate overhead costs, for assessing operating results and the allocation of resources. Our CODM does not evaluate operating segments using asset or liability information. The CODM uses segment revenue, certain segment operating expenses and segment operating income (loss) to manage the segments, comparing actual results to forecasted amounts and investigating the reasons for significant variances. Our CODM does not evaluate operating segments using asset or liability information. Currently, a focus is being placed on reducing costs and managing global headcount. The segment revenue and segment operating income (loss) is also used to assess the performance of personnel and in establishing their compensation.

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

	Six Months Ended June 30, 2026
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$55,698	$7,452	(a)	$63,150
Operating expenses:
Direct operating costs	28,259	6,048		34,307
Selling and marketing	2,704	10		2,714
General and administrative	5,223	1,360		6,583
Research and development	4,610	-		4,610
Change in contingent consideration	23	-		23
Depreciation and amortization	7,603	165		7,768
Total operating expenses	48,422	7,583		56,005
Segment operating income (loss)	$7,276	$(131)		7,145

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(4,283)
Net interest expense				(790)
Other income				126
Income before income taxes				$2,198

	Three Months Ended June 30, 2026
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total

Net revenue	$28,194	$3,686	(a)	$31,880
Operating expenses:
Direct operating costs	14,436	3,021		17,457
Selling and marketing	1,298	2		1,300
General and administrative	2,550	717		3,267
Research and development	2,194	-		2,194
Change in contingent consideration	(34)	-		(34)
Depreciation and amortization	3,648	83		3,731
Total operating expenses	24,092	3,823		27,915
Segment operating income (loss)	$4,102	$(137)		3,965

Reconciliation of profit or loss (segment profit/loss)
Unallocated corporate expenses				(2,103)
Net interest expense				(742)
Other income				104
Income before income taxes				$1,224

	Six Months Ended June 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$48,719	$6,290	(a)	$55,009
Operating expenses:
Direct operating costs	24,666	5,278		29,944
Selling and marketing	2,234	15		2,249
General and administrative	4,455	1,211		5,666
Research and development	2,255	-		2,255
Depreciation and amortization	6,555	164		6,719
Restructuring costs	137	-		137
Total operating expenses	40,302	6,668		46,970
Segment operating income (loss)	$8,417	$(378)		8,039

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(3,024)
Net interest expense				(33)
Other expense				(49)
Income before income taxes				$4,933

	Three Months Ended June 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$24,077	$3,300	(a)	$27,377
Operating expenses:
Direct operating costs	11,763	2,717		14,480
Selling and marketing	1,110	8		1,118
General and administrative	2,343	569		2,912
Research and development	1,020	-		1,020
Depreciation and amortization	3,300	82		3,382
Restructuring costs	23	-		23
Total operating expenses	19,559	3,376		22,935
Segment operating income (loss)	$4,518	$(76)		4,442

Reconciliation of profit or loss (segment profit/loss)
Unallocated corporate expenses				(1,446)
Net interest expense				(17)
Other expense				(35)
Income before income taxes				$2,944

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

18.	SUBSEQUENT EVENTS

On July 22, 2026, the Company entered into a Securities Account Control Agreement and a Securities Account Pledge Agreement with Citizens, as administrative agent, in connection with 4.3 million shares of the Company’s common stock owned by its Executive Chairman Mahmud Haq and two trusts, one controlled by Mr. Haq and the other one controlled by his wife.

Also on July 22, 2026, in connection with the Credit Facility, the Company issued a warrant to the Executive Chairman (the “Warrant”) to purchase up to 4.3 million shares of the Company’s common stock at an exercise price of $5.00 per share, with a term of five years. The Warrant vests over time on an accelerated basis through June 2027 and may be exercised on a cash or net share settlement basis. The Warrant has customary anti-dilution provisions. The Warrant is in consideration for pledging certain Company common stock as collateral for the Company’s obligations under the Credit Facility. The shares issuable upon exercise of the Warrant have not been registered under the Securities Act of 1933, as amended, and are subject to customary transfer restrictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2026 and 2025, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Provident Bank (“Provident”) in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident to ensure their credit worthiness. As of June 30, 2026 and December 31, 2025, the Company held cash of approximately $1.3 million and $1.1 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

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
● CareCloud stratusAI Desk Agent is an agentic AI phone receptionist designed to modernize and automate patient phone interactions. This tool brings conversational AI directly into the call center workflow, eliminating hold times and reducing manual workload while delivering accurate, around-the-clock phone support.
○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:
	○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
	○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
	○	Telemedicine solutions allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:
	○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;
	○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments;
	○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages; and
	○	Managed services includes inpatient and outpatient IT services, government consulting and product development services.

●	Empower:
Services include:
	○	Revenue Integrity — risk adjustment, HCC coding and audits and revenue cycle compliance;
	○	Mergers & Acquisitions — compliance due diligence and integration support for healthcare transactions
	○	Privacy & Security — HIPAA and HITECH policy development, security risk analysis, and breach response; and
	○	Compliance & Ethics — compliance program effectiveness audits, ethics program development, OSHA workplace safety programs, and ongoing co-sourced compliance officer support.

●	MAP App:
	○	MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the Healthcare Financial Management Association and is used by top hospitals and healthcare organizations nationwide.

Our medical practice management solutions include:

●	Medical practice management:
	○	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 250 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,100 team members that are approximately 17% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 17% and 18% of total expenses for the six months ended June 30, 2026 and 2025, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 73% and 77% for the six months ended June 30, 2026 and 2025, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka. Our offshore operations are subject to geopolitical, economic and operational risks; see “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income:

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency losses and other non-operating expenditures;
●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Depreciation and amortization charges;
●	Change in contingent consideration;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue	$31,880	$27,377	$63,150	$55,009

GAAP net income	1,122	2,902	2,044	4,850

Provision for income taxes	102	42	154	83
Net interest expense	742	17	790	33
Foreign exchange loss / other expense	54	41	86	60
Stock-based compensation expense	64	111	128	219
Depreciation and amortization	3,731	3,382	7,768	6,719
Change in contingent consideration	(34)	-	23	-
Transaction and integration costs	166	11	324	23
Restructuring costs	-	23	-	137
Adjusted EBITDA	$5,947	$6,529	$11,317	$12,124

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income:

●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Change in contingent consideration; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue	$31,880	$27,377	$63,150	$55,009

GAAP net income	1,122	2,902	2,044	4,850
Provision for income taxes	102	42	154	83
Net interest expense	742	17	790	33
Other (income) expense - net	(104)	35	(126)	49
GAAP operating income	1,862	2,996	2,862	5,015
GAAP operating margin	5.8%	10.9%	4.5%	9.1%

Stock-based compensation expense	64	111	128	219
Amortization of purchased intangible assets	945	193	1,873	282
Transaction and integration costs	166	11	324	23
Change in contingent consideration	(34)	-	23	-
Restructuring costs	-	23	-	137
Non-GAAP adjusted operating income	$3,003	$3,334	$5,210	$5,676
Non-GAAP adjusted operating margin	9.4%	12.2%	8.3%	10.3%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income:

●	Foreign currency losses and other non-operating expenditures;
●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Change in contingent consideration;
●	Restructuring costs; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
GAAP net income	$1,122	$2,902	$2,044	$4,850

Foreign exchange loss / other expense	54	41	86	60
Stock-based compensation expense	64	111	128	219
Amortization of purchased intangible assets	945	193	1,873	282
Transaction and integration costs	166	11	324	23
Change in contingent consideration	(34)	-	23	-
Restructuring costs	-	23	-	137
Income tax expense related to goodwill	50	-	50	-
Non-GAAP adjusted net income	$2,367	$3,281	$4,528	$5,571

Set forth below is a reconciliation of our GAAP net income attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income (loss) attributable to common shareholders, per share	$0.00	$0.04	$(0.01)	$0.02
Impact of preferred stock dividend	0.03	0.03	0.06	0.09
Net income per end-of-period share	0.03	0.07	0.05	0.11

Foreign exchange loss / other expense	0.00	0.00	0.00	0.00
Stock-based compensation expense	0.01	0.00	0.01	0.01
Amortization of purchased intangible assets	0.02	0.00	0.04	0.01
Transaction and integration costs	0.00	0.00	0.01	0.00
Change in contingent consideration	0.00	0.00	0.00	-
Restructuring costs	-	0.00	-	0.00
Income tax expense related to goodwill	0.00	-	0.00	-
Non-GAAP adjusted earnings per share	$0.06	$0.07	$0.11	$0.13

End-of-period common shares	42,493,859	42,322,039	42,493,859	42,322,039

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of June 30, 2026 and 2025. Non-GAAP adjusted earnings per share does not take into account dividends declared or earned on preferred stock.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of June 30, 2026 and 2025, we provided services to approximately 44,000 and 40,000 providers, respectively (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,900 independent medical practices, hospitals and service organizations. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenue from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 75% and 69% of revenue for the three months ended June 30, 2026 and 2025, respectively, and 74% and 67% of revenue for the six months ended June 30, 2026 and 2025, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 13% and 19% of revenue for the three months ended June 30, 2026 and 2025, respectively, and 14% and 22% of revenue for the six months ended June 30, 2026 and 2025, respectively.

We earned approximately 12% of our revenue from medical practice management services during both the three and six months ended June 30, 2026 and 2025, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Restructuring Costs. Restructuring costs primarily consist of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

Interest and Other Income (Expense) - net. Interest income represents interest earned on temporary cash investments and late fees from customers. Interest expense consists primarily of interest costs related to our line of credit, term loans and the amortization of deferred financing costs. Other income (expense) - net results primarily from foreign currency transaction gains/(losses).

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of June 30, 2026 and December 31, 2025.

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

Capitalized Software Costs:

As of June 30, 2026 and December 31, 2025, the carrying amount of internally-developed capitalized software in use was $2.5 million and $5.3 million, respectively. The decrease was due to the amortization exceeding the amounts being capitalized.

There have been no material changes in our critical accounting policies and estimates from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	54.7%	52.9%	54.3%	54.4%
Selling and marketing	4.1%	4.1%	4.3%	4.1%
General and administrative	16.8%	15.9%	17.2%	15.8%
Research and development	6.9%	3.7%	7.3%	4.1%
Change in contingent consideration	0.0%	-	0.0%	-
Depreciation and amortization	11.7%	12.4%	12.3%	12.2%
Restructuring costs	-	0.1%	-	0.3%
Total operating expenses	94.2%	89.1%	95.4%	90.9%

Operating income	5.8%	10.9%	4.6%	9.1%

Net interest expense	(2.3%)	(0.1%)	(1.3%)	0.0%
Other income (expense) - net	0.3%	(0.1%)	0.2%	(0.1%)
Income before provision for income taxes	3.8%	10.7%	3.5%	9.0%
Income tax provision	0.3%	0.1%	0.2%	0.2%
Net income	3.5%	10.6%	3.3%	8.8%

Comparison of the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	($ in thousands)
Net revenue	$31,880	$27,377	$4,503	16%	$63,150	$55,009	$8,141	15%

Net Revenue. Net revenue of $31.9 million and $63.2 million for the three and six months ended June 30, 2026, increased by $4.5 million or 16% and increased by $8.1 million or 15% from net revenue of $27.4 million and $55.0 million for the three and six months ended June 30, 2025, respectively. Revenue for the three and six months ended June 30, 2026 includes $24.0 million and $47.0 million relating to technology-enabled business solutions, $3.2 million and $6.3 million related to professional services and $3.7 million and $7.5 million for medical practice management services, respectively. Printing and mailing services and group purchasing services revenue was $1.0 million and $2.3 million for the three and six months ended June 30, 2026, respectively.

During the three and six months ended June 30, 2026, there was approximately $6.8 million and $13.6 million of revenue related to the Medsphere acquisition. The medSR revenue, which is project based, decreased approximately $1.3 million and $4.2 million compared to the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	($ in thousands)
Direct operating costs	$17,457	$14,480	$2,977	21%	$34,307	$29,944	$4,363	15%
Selling and marketing	1,300	1,118	182	16%	2,714	2,249	465	21%
General and administrative	5,370	4,358	1,012	23%	10,866	8,690	2,176	25%
Research and development	2,194	1,020	1,174	115%	4,610	2,255	2,355	104%
Change in contingent consideration	(34)	-	(34)	(100%)	23	-	23	100%
Depreciation	748	594	154	26%	1,488	1,155	333	29%
Amortization	2,983	2,788	195	7%	6,280	5,564	716	13%
Restructuring costs	-	23	(23)	(100%)	-	137	(137)	(100%)
Total operating expenses	$30,018	$24,381	$5,637	23%	$60,288	$49,994	$10,294	21%

Direct Operating Costs. Direct operating costs of $17.5 million and $34.3 million for the three and six months ended June 30, 2026 increased by $3.0 million or 21% and increased by $4.4 million or 15% compared to direct operating costs of $14.5 million and $29.9 million for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, salary costs increased by $889,000 and $769,000, outsourcing and processing costs increased by $1.9 million and $3.4 million and billable expenses decreased by $46,000 and $381,000, respectively.

Selling and Marketing Expense. Selling and marketing expense of $1.3 million and $2.7 million for the three and six months ended June 30, 2026 increased by $182,000 or 16% and $465,000 or 21% from selling and marketing expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively. The increase for the three and six months ended June 30, 2026 was primarily due to additional headcount.

General and Administrative Expense. General and administrative expense of $5.4 million and $10.9 million for the three and six months ended June 30, 2026 increased by $1.0 million or 23% and $2.2 million or 25% compared to general and administrative expense of $4.4 million and $8.7 million for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, salary costs increased by $530,000 and $890,000, and insurance costs increased by $64,000 and $101,000, respectively. The costs for the newly purchased aircraft used to support business development and maintain client relationships were $276,000 and $438,000 for the three and six months ended June 30, 2026, respectively.

Research and Development Expense. Research and development expense of $2.2 million and $4.6 million for the three and six months ended June 30, 2026 increased by approximately $1.2 million or 115% and $2.4 million or 104% from research and development expense of $1.0 million and $2.3 million for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2026 and 2025 the Company capitalized approximately $1.6 million and $1.7 million, respectively, of development costs in connection with its internal-use software. The increase in expense was primarily due to a shift in the nature of development activities, with fewer costs qualifying for capitalization as internal-use software, resulting in a greater portion of costs being recognized as operating expenses in the current period.

Change in Contingent Consideration. Change in contingent consideration of $(34,000) and $23,000 for the three and six months ended June 30, 2026 relates to adjustments for probable future payments required under the purchase agreement for certain acquisitions.

Depreciation Expense. Depreciation expense of $748,000 and $1.5 million for the three and six months ended June 30, 2026 increased by $154,000 and $333,000 from depreciation of $594,000 and $1.2 million for the three and six months ended June 30, 2025, respectively.

Amortization Expense. Amortization expense of $3.0 million and $6.3 million for the three and six months ended June 30, 2026 increased by $195,000 or 7% and $716,000 or 13% from amortization expense of $2.8 million and $5.6 million for the three and six months ended June 30, 2025, respectively. The increase in the expense is due to the amortization of the intangible assets acquired in the recent acquisitions.

Restructuring Costs. There were no restructuring costs for the three and six months ended June 30, 2026 as compared to $23,000 and $137,000 for the three and six months ended June 30, 2025, respectively, which primarily consists of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	($ in thousands)
Interest income	$73	$51	$22	43%	$83	$93	$(10)	(11%)
Interest expense	(815)	(68)	747	1,099%	(873)	(126)	747	593%
Other income (expense) - net	104	(35)	139	397%	126	(49)	175	357%
Income tax provision	102	42	60	143%	154	83	71	86%

Interest Income. Interest income of $73,000 and $83,000 for the three and six months ended June 30, 2026 increased by $22,000 and decreased by $10,000 from interest income of $51,000 and $93,000 for the three and six months ended June 30, 2025, respectively. The interest income represents late fees from customers and interest earned on temporary cash investments.

Interest Expense. Interest expense of $815,000 and $873,000 for the three and six months ended June 30, 2026, respectively, increased by $747,000 for both the three and six months periods from interest expense of $68,000 and $126,000, respectively, in 2025. The interest expense increase was due to the borrowings under the term loan and the line of credit during 2026. Interest expense on the term loan was $621,000 for both the three and six months ended June 30, 2026, and includes fees related to the term loan. Interest expense on the line of credit was $121,000 for both the three and six months ended June 30, 2026, and includes fees related to the line of credit.

Other Income (Expense)–net. Other income – net was $104,000 and $126,000 for the three and six months ended June 30, 2026 compared to other expense – net of $35,000 and $49,000 for the three and six months ended June 30, 2025, respectively. Other expense or income primarily represents foreign currency transaction gains or losses. These transaction gains or losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the gains or losses are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $102,000 and $154,000 for the three and six months ended June 30, 2026, respectively, compared to $42,000 and $83,000 for the three and six months ended June 30, 2025, respectively. The increase was primarily due to a $50,000 deferred income tax provision for the three and six months ended June 30, 2026 related to the amortization of goodwill for tax purposes. There was no deferred tax liability recorded at December 31, 2025. There were no deferred income taxes for the three months and six months ended June 30, 2025.

The current income tax expense for the three and six months ended June 30, 2026 was approximately $52,000 and $102,000, respectively, which represents state minimum taxes and foreign income taxes. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of deferred tax losses difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at June 30, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. OBBBA did not have a material impact on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

During April 2026, the Company terminated the credit line with Provident and entered into a $50 million joint credit facility with Citizens Bank, N.A. and Provident consisting of a four-year $40 million term loan and a $10 million revolving line of credit. As of June 30, 2026, there were $9.0 million outstanding on the line of credit and $39.2 million outstanding on the term loan. The Company fully redeemed the outstanding Series B Preferred Stock in May 2026. Approximately $41.6 million of the new credit facility was used for the redemption. As of June 30, 2025, there were no borrowings under the Provident credit facility.

As of June 30, 2026, the Company had total cash of $13.4 million and net working capital of $695,000. For the six months ended June 30, 2026, cash provided by operations was $10.7 million and cash provided by financing activities was $2.3 million, offset by cash used in investing activities of $3.2 million, resulting in an increase in cash of $9.8 million after accounting for the effect of $8,000 of exchange rate changes.

For the six months ended June 30, 2026, the Company recorded net income of $2.0 million. Management continues to focus on the Company’s overall profitability, including managing expenses, and to the extent possible growing revenue, and expects that these efforts will continue to enhance our liquidity and financial position. Our expectations regarding future financial performance, including revenue, adjusted EBITDA and earnings-per-share, are based on management’s current beliefs and assumptions regarding, among other things, the signing and continuation of certain client and vendor relationships, the anticipated timing and scope of client projects, and our timely execution of integration and expense-management initiatives intended to align our cost structure with those objectives. If these assumptions prove incorrect or these initiatives are delayed or not fully realized, our results may differ materially. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of the financial statements’ issuance.

We have not been adversely affected by inflation as typically we receive a percentage of the fees our clients collect from our revenue cycle management services. Additionally, our medical practice management contracts are based on our costs plus a percentage of the medical practice’s operating income. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. In the event of inflation, we believe that we will be able to pass on any price increases for fixed rate contracts to our customers, as the prices that we charge are not governed by long-term contracts. The interest rate on the Citizens’ term loan and the line of credit is based on the secured overnight financing rate which has slightly declined since inception.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,		Change
	2026	2025	2026	2025	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$7,073	$7,408	$10,684	$12,521	$(2,098)	(17%)
Net cash used in investing activities	(2,006)	(1,993)	(3,238)	(3,503)	265	8%
Net cash provided by (used in) financing activities	4,474	(1,762)	2,324	(3,694)	6,279	170%
Effect of exchange rate changes on cash and restricted cash	-	(18)	8	(29)	37	128%
Net increase in cash and restricted cash	$9,541	$3,635	$9,778	$5,295	$4,483	85%

The income before income taxes was $1.2 million and $2.2 million for the three and six months ended June 30, 2026, respectively, which included $3.7 million and $7.8 million of non-cash depreciation and amortization, respectively. The income before income taxes was $2.9 million and $4.9 million for the three and six months ended June 30, 2025, respectively, which included $3.4 million and $6.7 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $10.7 million and $12.5 million during the six months ended June 30, 2026 and 2025, respectively. There was a decrease in net income of $2.8 million together with the following changes in non-cash items: an increase in depreciation and amortization of $1.0 million and a decrease in stock-based compensation of $91,000. Accounts receivable decreased $827,000 and increased $958,000 for the six months ended June 30, 2026 and 2025, respectively. Accounts payable and other liabilities decreased by $2.1 million and increased $377,000 during the six months ended June 30, 2026 and 2025, respectively. Other assets decreased by $73,000 and increased by $838,000 during the six months ended June 30, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities was $3.2 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. Capital expenditures were $937,000 and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. The capital expenditures for the six months ended June 30, 2026 and 2025 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $1.6 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions. Payment for acquisitions was $681,000 and $40,000 for the six months ended June 30, 2026 and 2025, respectively.

Financing Activities

Net cash provided by financing activities was $2.3 million during the six months ended June 30, 2026 compared to net cash used in financing activities of $3.7 million during the six months ended June 30, 2025. Cash provided by financing activities during the six months ended June 30, 2026 included $39.7 million of net proceeds from the term loan, $9 million of borrowings on the line of credit, offset by $6.4 million of preferred stock dividends, $1.2 million of repayments for debt obligations and $618,000 for payment of contingent consideration. Approximately $38.2 million was used for the redemption of the Series B Preferred stock. Cash used in financing activities during the six months ended June 30, 2025 included $3.3 million of preferred stock dividends, $355,000 of repayments for debt obligations and $22,000 of tax withholding obligations paid in connection with stock awards issued to employees.

Contractual Obligations and Commitments

We had contractual obligations under our Provident line of credit and have contractual obligations under the new credit facility obtained in April 2026. We were in compliance with all covenants as of June 30, 2026. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Off-Balance Sheet Arrangements

As of June 30, 2026, and 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Cybersecurity Incident

On March 16, 2026, the Company detected a security incident in its CareCloud Health division that affected the functionality and data access to one of its six electronic health record environments for approximately eight hours until the Company fully restored all functionality and data access during that evening. The forensic investigation determined that an unauthorized third party gained access to one cloud account supporting the previously identified electronic health record environment and found no evidence that any other Company platforms, divisions, systems, data or environments were affected. The investigation found no evidence of unauthorized activity related to the incident after March 16, 2026 and all affected systems remain fully operational. Subject to applicable policy terms, limits, retentions, exclusions and coverage determinations, the Company currently believes its available cybersecurity insurance coverage is likely to be sufficient for the losses it currently anticipates in connection with the incident. See Note 9, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements for additional information regarding the incident, including related legal proceedings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We experienced a cybersecurity incident involving unauthorized third party access to one cloud account supporting one of our CareCloud Health division electronic health record environments. The forensic investigation determined that an unauthorized third party claimed to have exfiltrated personally identifiable information and protected health information. While we have taken steps to contain and remediate the incident, including engaging third-party cybersecurity experts, notifying the affected healthcare customers, potentially affected individuals, and regulatory agencies, there can be no assurance that additional vulnerabilities will not be identified or that further unauthorized activity will not occur. The incident has resulted in, and may continue to result in, costs related to investigation, remediation, customer and patient notification, and legal proceedings. Additionally, this incident may harm our reputation, result in customer attrition, and expose us to regulatory penalties. We have provided notifications to applicable federal and state regulatory agencies as required. Regulatory agencies, including the U.S. Department of Health and Human Services Office for Civil Rights and state attorneys general, may open inquiries or investigations into the incident, which could result in fines, penalties, corrective action plans or other remedies, and responding to any such inquiries could involve costs and management attention. We may also face contractual claims from healthcare-provider customers, including indemnification claims or claims under business associate agreements. The incident may result in increased insurance premiums or retentions, or reduced availability of cybersecurity insurance on acceptable terms, and we expect to continue to incur costs to further enhance our information security safeguards. If our remediation efforts are not successful or timely, or if additional vulnerabilities are exploited, our business, financial condition, and results of operations could be materially adversely affected.

The use of artificial intelligence by threat actors, and our own development and deployment of AI-enabled products, may increase the risk and potential severity of future cybersecurity incidents.

Advances in AI have lowered the barriers to, and increased the sophistication of, cyberattacks, including AI-generated phishing and social-engineering campaigns, deepfake-enabled impersonation, and automated discovery and exploitation of vulnerabilities, and we expect the frequency and sophistication of such attacks to increase. In addition, our own AI solutions, including CareCloud cirrusAI and CareCloud stratusAI, process personally identifiable information and protected health information and rely on third-party models and cloud infrastructure, which may create new attack surfaces and data-handling risks. Although we have implemented and continue to enhance safeguards, we cannot guarantee these measures will prevent future incidents, and any future incident could result in costs, regulatory action, litigation, customer attrition and reputational harm materially greater than those associated with the March 2026 incident.

Geopolitical or economic developments affecting our offshore operations could increase our costs and impair our ability to service client accounts.

As described in our Annual Report on Form 10-K, our business model depends on our offshore operations in Pakistan, Azad Jammu and Kashmir and Sri Lanka, where approximately 3,100 of our team members are located and where personnel costs are significantly lower than in the United States. Regional conflicts or the escalation of tensions in or affecting the regions where we operate, trade restrictions, sanctions, changes in diplomatic relations or political stability, currency devaluation or restrictions on the repatriation of funds, infrastructure disruptions, visa or travel restrictions, and local wage inflation could increase our operating costs or impair our ability to deliver services to our clients at current service levels and prices. Because our offshore operations are concentrated in a small number of locations, a disruption affecting any one of them could have a disproportionate impact on our ability to deliver services. If we were required to shift a material portion of this work to the United States or other higher-cost locations, our expenses would increase materially, our margins would decline, and we may be unable to serve client accounts at current service levels or competitive prices.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The financial markets have from time to time encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 11, 2023, the Board of Directors suspended the monthly cash dividends for Series A Preferred Stock and Series B Preferred Stock beginning with the payment scheduled for December 15, 2023 together with the outstanding dividends that were declared. During this suspension, dividends continued to accumulate in arrears on the remaining Series A and Series B Preferred Stock. Effective in September 2024, there was a change in the dividend rate on the Series A Preferred Stock from 11.00% to 8.75%. Due to the conversion of the majority of the Series A Preferred Stock in March 2025, the dividend amount due on the converted shares resulting from the suspension was settled. During February 2025 and continuing monthly thereafter, the Company resumed payment of the dividends, paying one month of dividends in arrears each month based on the oldest dividend amount outstanding. Beginning in February 2026, the Company began making one additional dividend payment each month on the Series B Preferred Stock to begin to satisfy the dividend arrearage. Due to the redemption of all of the Series B Preferred Stock in May 2026, the dividend amount due on the redeemed Series B Preferred Stock shares resulting from the suspension was settled. The Company has approximately $2.7 million of dividends declared and accumulated on the Series A Preferred Stock due as of the filing date.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Date: August 6, 2026

By:	/s/ Norman S. Roth
Norman S. Roth
Interim Chief Financial Officer and Corporate Controller
Date: August 6, 2026

