Form 10-Q
period 2026-09-30
CareCloud, Inc.
filed 2026-11-05
CIK 1582982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

At October 31, 2026, the registrant had 42,548,859 shares of common stock, par value $0.001 per share, outstanding.

Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “shall,” “should,” “could,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “seeks,” “estimates,” “forecasts,” “predicts,” “possible,” “potential,” “target,” or “continue” or the negative of these terms or other comparable terminology. Our operations involve risks and uncertainties, many of which are outside of our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook, increased sales and marketing expenses, and the expected results from the integration of our acquisitions.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARECLOUD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

($ in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$4,636	$3,117
Restricted cash	-	500
Accounts receivable - net	16,529	15,062
Contract asset	3,063	3,664
Inventory	512	507
Current assets - related party	16	16
Prepaid expenses and other current assets	3,636	2,872
Total current assets	28,392	25,738
Property and equipment - net	6,836	7,775
Operating lease right-of-use assets	5,245	3,106
Intangible assets - net	14,261	18,968
Goodwill	31,631	31,442
Other assets	734	569
TOTAL ASSETS	$87,099	$87,598
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,204	$6,937
Accrued compensation	3,859	4,136
Accrued expenses	5,703	5,970
Operating lease liability	1,677	927
Deferred revenue	3,944	4,148
Term and other loans	10,597	728
Contingent consideration	256	909
Dividend payable	392	668
Total current liabilities	32,632	24,423
Term and other loans	26,698	441
Contingent consideration	192	232
Operating lease liability	3,835	2,187
Deferred revenue	1,023	809
Deferred tax liability	95	-
Total liabilities	64,475	28,092
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 7,000,000 shares. Series A, issued and outstanding 984,530 shares at September 30, 2026 and December 31, 2025. Series B, issued and outstanding 0 and 1,511,372 shares at September 30, 2026 and December 31, 2025, respectively.	1	2
Common stock, $0.001 par value - authorized 85,000,000 shares. Issued 43,289,658 and 43,178,748 shares at September 30, 2026 and December 31, 2025, respectively. Outstanding 42,548,859 and 42,437,949 shares at September 30, 2026 and December 31, 2025, respectively.	43	43
Additional paid-in capital	76,196	119,936
Accumulated deficit	(49,061)	(55,832)
Accumulated other comprehensive loss	(3,893)	(3,981)
Less: 740,799 common shares held in treasury, at cost at September 30, 2026 and December 31, 2025	(662)	(662)
Total shareholders’ equity	22,624	59,506
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,099	$87,598

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET REVENUE	$33,725	$31,067	$96,875	$86,076
OPERATING EXPENSES:
Direct operating costs	16,709	16,224	51,016	46,168
Selling and marketing	1,305	1,123	4,019	3,372
General and administrative	4,951	4,887	15,817	13,577
Research and development	1,052	1,584	5,662	3,839
Change in contingent consideration	(32)	-	(9)	-
Depreciation and amortization	3,165	4,022	10,933	10,741
Restructuring costs	-	17	-	154
Total operating expenses	27,150	27,857	87,438	77,851
OPERATING INCOME	6,575	3,210	9,437	8,225
OTHER:
Interest income	81	95	164	188
Interest expense	(1,801)	(147)	(2,674)	(273)
Other (expense) income - net	(1)	(55)	125	(104)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,854	3,103	7,052	8,036
Income tax provision	127	43	281	126
NET INCOME	$4,727	$3,060	$6,771	$7,910

Preferred stock dividend	538	1,365	2,844	5,541
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,189	$1,695	$3,927	$2,369

Net income per common share: basic and diluted	$0.10	$0.04	$0.09	$0.07
Weighted-average common shares used to compute basic and diluted income per share	42,528,315	42,368,914	42,498,112	36,236,128

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
NET INCOME	$4,727	$3,060	$6,771	$7,910
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment (a)	34	85	88	(74)
COMPREHENSIVE INCOME	$4,761	$3,145	$6,859	$7,836

(a)	No tax effect has been recorded as the Company recorded a valuation allowance against the tax benefit from its foreign currency translation adjustments.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

($ in thousands, except for number of shares)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury (Common)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity
Balance - January 1, 2026	984,530	$1	1,511,372	$1	43,178,748	$43	$119,936	$(55,832)	$(3,981)	$(662)	$59,506
Net income	-	-	-	-	-	-	-	922	-	-	922
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	28	-	28
Issuance of stock under the equity incentive plan	-	-	-	-	55,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	63	-	-	-	63
Preferred stock dividends	-	-	-	-	-	-	(2,192)	-	-	-	(2,192)
Balance - March 31, 2026	984,530	$1	1,511,372	$1	43,233,748	$43	$117,807	$(54,910)	$(3,953)	$(662)	$58,327

Balance - April 1, 2026	984,530	$1	1,511,372	$1	43,233,748	$43	$117,807	$(54,910)	$(3,953)	$(662)	$58,327
Net income	-	-	-	-	-	-	-	1,122	-	-	1,122
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	26	-	26
Issuance of stock under the equity incentive plan	-	-	-	-	910	-	-	-	-	-	-
Redemption of Series B Preferred Stock	-	-	(1,511,372)	(1)	-	-	(38,168)				(38,169)
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	64	-	-	-	64
Preferred stock dividends	-	-	-	-	-	-	(3,968)	-	-	-	(3,968)
Balance - June 30, 2026	984,530	$1	-	$-	43,234,658	$43	$75,735	$(53,788)	$(3,927)	$(662)	$17,402

Balance - July 1, 2026	984,530	$1	-	$-	43,234,658	$43	$75,735	$(53,788)	$(3,927)	$(662)	$17,402
Net income	-	-	-	-	-	-	-	4,727	-	-	4,727
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	34	-	34
Issuance of stock under the equity incentive plan	-	-	-	-	55,000	-	-	-	-	-	-
Loan acquisition cost	-	-	-	-	-	-	934	-	-	-	934
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	65	-	-	-	65
Preferred stock dividends	-	-	-	-	-	-	(538)	-	-	-	(538)
Balance - September 30, 2026	984,530	$1	-	$-	43,289,658	$43	$76,196	$(49,061)	$(3,893)	$(662)	$22,624

Balance - January 1, 2025	4,526,231	$5	1,511,372	$1	16,997,035	$17	$121,046	$(66,630)	$(4,003)	$(662)	$49,774
Net income	-	-	-	-	-	-	-	1,948	-	-	1,948
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(58)	-	(58)
Conversion of preferred stock and accrued dividends to common stock	(3,541,701)	(4)	-	-	25,981,248	26	2,413	-	-	-	2,435
Issuance of stock under the equity incentive plan	-	-	-	-	83,645	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	104	-	-	-	104
Preferred stock dividends	-	-	-	-	-	-	(26)	-	-	-	(26)
Balance - March 31, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177

Balance - April 1, 2025	984,530	$1	1,511,372	$1	43,061,928	$43	$123,537	$(64,682)	$(4,061)	$(662)	$54,177
Net income	-	-	-	-	-	-	-	2,902	-	-	2,902
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(101)	-	(101)
Issuance of stock under the equity incentive plan	-	-	-	-	910	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	100	-	-	-	100
Preferred stock dividends	-	-	-	-	-	-	(1,002)	-	-	-	(1,002)
Balance - June 30, 2025	984,530	$1	1,511,372	$1	43,062,838	$43	$122,635	$(61,780)	$(4,162)	$(662)	$56,076

Balance - July 1, 2025	984,530	$1	1,511,372	$1	43,062,838	$43	$122,635	$(61,780)	$(4,162)	$(662)	$56,076
Net income	-	-	-	-	-	-	-	3,060	-	-	3,060
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	85	-	85
Issuance of stock under the equity incentive plan	-	-	-	-	75,000	-	-	-	-	-	-
Stock-based compensation, net of cash settlements	-	-	-	-	-	-	87	-	-	-	87
Preferred stock dividends	-	-	-	-	-	-	(1,504)	-	-	-	(1,504)
Balance - September 30, 2025	984,530	$1	1,511,372	$1	43,137,838	$43	$121,218	$(58,720)	$(4,077)	$(662)	$57,804

For the nine months ended September 30, 2026, the Company declared and paid nine months of dividends on the Series A Preferred Stock and declared and paid four months and 14 days of dividends, including 12 months of dividends in arrears, on the Series B Preferred Stock. For the nine months ended September 30, 2025, the Company declared nine months of dividends and paid eight months of dividends on the Preferred Shares.

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

($ in thousands)

	2026	2025
OPERATING ACTIVITIES:
Net income	$6,771	$7,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,083	10,936
Lease amortization	1,317	1,319
Provision for expected credit losses	409	343
Provision for deferred income taxes	95	-
Foreign exchange loss	13	60
Interest accretion	1,254	326
Change in contingent consideration	(9)	-
Stock-based compensation expense	193	307
Changes in operating assets and liabilities:
Accounts receivable	(1,876)	(796)
Contract asset	601	461
Inventory	(5)	(31)
Other assets	(812)	(2,581)
Accounts payable and other liabilities	(2,684)	2,124
Deferred revenue	(23)	(492)
Net cash provided by operating activities	16,327	19,886
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,265)	(2,655)
Capitalized software and other intangible assets	(3,146)	(2,505)
Payment for acquisitions	(967)	(16,040)
Net cash used in investing activities	(5,378)	(21,200)
FINANCING ACTIVITIES:
Preferred stock dividends paid	(6,974)	(4,821)
Payment of contingent consideration	(677)	(53)
Payment of tax withholding on stock issued to employees	(2)	(22)
Proceeds from term loan	39,756	-
Repayments of term and other loans	(3,874)	(378)
Redemption of Series B Preferred Stock	(38,169)	-
Proceeds from line of credit	9,000	8,343
Repayments of line of credit	(9,000)	(1,843)
Net cash (used in) provided by financing activities	(9,940)	1,226
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND RESTRICTED CASH	10	16
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	1,019	(72)
CASH AND RESTRICTED CASH - Beginning of the period	3,617	5,145
CASH AND RESTRICTED CASH - End of the period	$4,636	$5,073
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends to common stock	$-	$2,435
Dividends declared, not paid	$392	$714
SUPPLEMENTAL INFORMATION - Cash paid during the period for:
Income taxes	$171	$172
Interest	$1,376	$64

See notes to condensed consolidated financial statements.

CARECLOUD, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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

Our portfolio of proprietary software and business services includes: technology-enabled business solutions that maximize revenue cycle management and create efficiencies through platform agnostic AI-driven applications; cloud-based software that helps providers manage their practice and patient engagement while leveraging analytics to improve provider performance; digital health services to address value-based care and enable the delivery of remote patient care; healthcare IT professional services & staffing to address physician burnout, staffing shortages and leverage consulting expertise to transition into the next generation of healthcare; and medical practice management services to assist medical providers with operating models and the tools needed to run their practice. Our high-value business services, such as revenue cycle management, are often paired with our cloud-based software, premier healthcare consulting and implementation services, healthcare compliance services, audit-defense, and on-demand workforce staffing capabilities for high-performance medical groups and health systems nationwide.

During August 2025, the Company formed CareCloud Holdings, Inc (“Holdings”), as an indirect subsidiary. Holdings purchased certain assets and assumed certain liabilities of Medsphere Systems Corporation (“MSC”). MSC was in the business of providing healthcare IT software and related services to the inpatient and ambulatory market. During October 2025, the Company formed N884AM Holdings, Inc. to acquire an aircraft which is used primarily for maintaining key client relationships as well as for sales and marketing activities. During May 2026, the Company formed Empower Healthcare & Compliance, Inc. (“Empower”), as an indirect subsidiary. Empower purchased certain assets of Empower Healthcare & Compliance Partners, LLC (“EHCP”). EHCP was a full-service healthcare compliance and advisory firm. (See Note 4.)

CareCloud has its corporate office in Somerset, New Jersey and maintains client support teams throughout the U.S., and offshore offices in Pakistan and Azad Jammu and Kashmir, a region administered by Pakistan (the “Pakistan Offices”), and in Sri Lanka.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the Company’s financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Significant Accounting Policies — During the nine months ended September 30, 2026, there were no changes to the Company’s significant accounting policies from its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This update makes targeted improvements to Subtopic 350-40 to increase the operability of the recognition guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is in the process of determining whether this update will have a significant impact on the consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This project facilitates Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The FASB decided that the types of issues that it will consider through this project are improvements that are not expected to have a significant effect on current accounting practice or result in significant costs to most entities. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect this update to have a material impact on the consolidated financial statements.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETs

Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
	($ in thousands)
Prepayments to vendors	$1,962	$1,814
Prepaid credit card	309	154
Prepaid insurance	939	610
Prepaid commissions	102	141
Other	324	153
Total	$3,636	$2,872

4.	ACQUISITIONS

Effective May 15, 2026, the Company entered into an Asset Purchase Agreement (the “APA”) with EHCP, a New Jersey LLC, to acquire certain assets. The acquisition has been accounted for as a business combination. Under the APA, the purchase price was $1 million, subject to deductions for the deferred revenue obligations assumed. The Company paid $681,000 upon closing and the remaining purchase price was subsequently paid during the current quarter, net of the deferred revenue assumed. Empower provides full-service healthcare compliance and advisory services. Empower helps medical practices and health systems navigate the complex regulatory landscape through services spanning compliance and ethics, privacy and security, revenue integrity, and merger and acquisition support. Empower also provides audit defense, risk mitigation, and regulatory readiness, and operates an educational marketplace of training, webinars, and workshops for healthcare professionals.

The purchase price allocation of the Empower acquisition is summarized as follows:

($ in thousands)
Cash	$967
Total purchase price	$967

($ in thousands)
Customer relationships	$804
Goodwill	196
Deferred revenue	(33)
Total purchase price allocation	$967

The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years.

The Company performed the valuation of the acquired assets. The weighted-average amortization period of the acquired intangible asset is approximately three years.

Revenue earned from the clients obtained from the Empower acquisition was approximately $782,000 and $1.0 million during the three and nine months ended September 30, 2026, respectively.

Effective October 1, 2025 (the “MAP App Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) with the Healthcare Financial Management Association (the “HFMA”), an Illinois not-for-profit corporation, to acquire MAP App. The acquisition has been accounted for as a business combination. Under the APA, the Company paid $467,817 (the “Closing Payment”) as consideration plus potential earnouts. The Company will pay an additional cash payment (the “Earnout Payment”) equal to the aggregate net revenue earned by the Company during the twelve-month period beginning ninety days from the MAP App Closing Date (the “Initial Earnout Period”) from (i) customers who were MAP App subscribers as of the MAP App Closing Date and remain active subscribers, in good standing, throughout the Initial Earnout Period (“Acquired MAP Accounts”), (ii) prospective customers included in the MAP App pipeline as of the MAP App Closing Date (“Pipeline MAP Accounts”) and (iii) new customers resulting from the HFMA’s efforts that are neither Acquired MAP Accounts nor Pipeline MAP Accounts (“Ramp-up Customers”). Additionally, during the thirty-six month period beginning immediately after the Initial Earnout Period, the Company will make additional quarterly payments to the HFMA in amounts equal to 5% of the aggregate net revenue earned during the preceding quarter from all Acquired MAP Accounts, Pipeline MAP Accounts and Ramp-up Customers and 20% of the aggregate net revenue earned during the preceding quarter from all newly signed Pipeline MAP Accounts procured in connection with the agreement. The Earnout Payment will be reduced by the sum of the Closing Payment and $353,000, the deferred revenue amount assumed as part of the acquisition.

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

Revenue earned from the clients obtained from the MAP App acquisition was approximately $87,000 and $445,000 during the three and nine months ended September 30, 2026, respectively.

The acquisition reflects both the HFMA’s desire to partner with a leader in healthcare technology to expand MAP App’s core capabilities and CareCloud’s strategy to expand its Software-as-a-Service (“SaaS”) based ecosystem with best-in-class tools that complement its AI-powered revenue cycle platform.

On August 22, 2025 (the “Medsphere Closing Date”), Holdings entered into and closed on an APA with MSC. The acquisition was accounted for as a business combination. Pursuant to the APA, Holdings acquired certain assets and assumed certain liabilities of MSC, which is in the business of providing healthcare IT software and related services primarily to the U.S. inpatient and ambulatory market.

The aggregate purchase price for the acquisition was $16,500,000, plus the assumption of certain liabilities. The purchase price was comprised of: (i) $8,250,000 in cash, subject to provisions as set forth in the agreement and (ii) $8,250,000 payable by Holdings to MSC’s secured bank lender Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to a Deferred Payment Agreement, bearing interest at a rate of 12% per year with a maturity date of February 20, 2026. The Company and its subsidiaries were also party to the Deferred Payment Agreement as guarantors. The obligations of the Company and its subsidiaries under the Deferred Payment Agreement were secured by their assets pursuant to security documents executed by the Company and its subsidiaries in favor of Wells Fargo. The obligation to Wells Fargo was satisfied on September 3, 2025. (See Note 7.)

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

The fair value of the accounts receivable was based on actual collections subsequent to the acquisition. The fair value of the contract asset was based on the expected revenue earned by Medsphere as of the Medsphere Closing Date. The fair value of customer relationships was based on the estimated discounted cash flows generated by these intangibles. The goodwill represents the Company’s ability to expand in the inpatient and ambulatory market and operational synergies that we expect to achieve that would not be available to other market participants. The goodwill from this acquisition is deductible ratably for income tax purposes over fifteen years. The acquired accounts receivable are recorded at fair value, which represents amounts that have been subsequently paid or are expected to be paid by clients. The fair value of the technology was based on the present value of the expected after-tax royalty savings. The fair value of the liabilities assumed was based on actual amounts owed.

The Company engaged a third-party valuation specialist to determine the fair value of the intangible assets acquired in the Medsphere acquisition. The weighted-average amortization period of the acquired intangible assets is approximately three years.

Revenue earned from the clients obtained from the Medsphere acquisition was approximately $6.3 million and $19.9 million during the three and nine months ended September 30, 2026, respectively, and $3.4 million during the three and nine months ended September 30, 2025. The 2025 revenue reflects the period from the acquisition date of August 22, 2025, through September 30, 2025. The contingent escrow was included in the restricted cash balance at December 31, 2025 and was subsequently paid.

The Medsphere acquisition added additional clients to the Company’s customer base, allowed access to certain inpatient clients and the clinical software market, expanded the Company’s ambulatory footprint and provided entry into managed services.

On April 1, 2025 (the “RevNu Closing Date”), the Company entered into an APA with Gratius Enterprises, Inc., doing business as RevNu Medical Management (“RevNu”), pursuant to which the Company acquired certain assets of RevNu. The acquisition has been accounted for as a business combination. Under the APA, the Company is obligated to make quarterly payments equal to twenty percent (20%) of the revenue generated from the acquired RevNu client accounts for a period of forty-two (42) months following the RevNu Closing Date (the “RevNu Quarterly Payments”). The total purchase price is contingent upon future revenue performance and includes the estimated fair value of the RevNu Quarterly Payments. In the event that the service agreement with a specified customer is terminated, the Company will have no further obligation to make additional payments under the APA. For the quarter ended September 30, 2026, the quarterly payment due to RevNu was approximately $44,000.

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

Revenue earned from the clients obtained from the RevNu acquisition was approximately $335,000 and $951,000 during the three and nine months ended September 30, 2026, respectively, and was approximately $281,000 and $613,000 during the three and nine months ended September 30, 2025, respectively.

The RevNu acquisition added additional clients to the Company’s customer base and, similar to previous acquisitions, broadened the Company’s presence in the healthcare information technology industry through expansion of its customer base and by increasing available customer relationship resources and specialized trained staff.

Pro forma financial information (Unaudited)

The unaudited pro forma information below represents the Company’s condensed consolidated results of operations as if the Empower, MAP App, Medsphere, RevNu and one other small acquisition occurred on January 1, 2025. The pro forma information has been included for comparative purposes and is not indicative of the results of operations the Company would have had if the acquisitions occurred on the above date, nor is it necessarily indicative of future results. The unaudited pro forma information reflects material, non-recurring pro forma adjustments directly attributable to the business combinations. The difference between the actual net revenue and the pro forma net revenue is approximately $5.6 million and $24.8 million for the three and nine months ended September 30, 2025, and is reflected as a pro forma adjustment below. This difference primarily represents revenue recorded by Empower, MAP App, Medsphere, RevNu and one other acquisition. The difference between the actual net revenue and the pro forma net revenue is approximately $1.5 million for the nine months ended September 30, 2026. Other differences arise primarily from amortizing purchased intangibles using the double declining balance method, depreciating acquired fixed assets, adjusting the interest expense and reversing debt exit fees and the goodwill impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands, except per share amounts)
Net revenue	$33,725	$36,710	$98,349	$110,891
Net income (loss)	$4,928	$(4,920)	$7,993	$(3,125)
Net income (loss) attributable to common shareholders	$4,390	$(6,285)	$5,149	$(8,666)
Net income (loss) per common share - basic and diluted	$0.10	$(0.15)	$0.12	$(0.24)

5.	GOODWILL AND INTANGIBLE ASSETS - NET

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. At September 30, 2026 and December 31, 2025, $31.5 million and $31.4 million, respectively, of goodwill was allocated to the Healthcare IT segment and $90,000 was allocated to the Medical Practice Management segment.

The following is the summary of the carrying amount of goodwill for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
	($ in thousands)
Beginning gross balance	$31,442	$19,186
Additions	196	12,256
Adjustment	(7)	-
Ending gross balance	$31,631	$31,442

Intangible assets – net as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
	($ in thousands)
Contracts and relationships acquired	$55,777	$54,973
Capitalized software	41,573	38,329
Non-compete agreements	1,236	1,236
Other intangible assets	10,529	10,529
Total intangible assets	109,115	105,067
Less: Accumulated amortization	94,854	86,099
Intangible assets - net	$14,261	$18,968

Capitalized software represents payroll and development costs incurred for internally developed software and externally marketed software. Other intangible assets primarily represent purchased intangibles. Amortization expense for the three months ended September 30, 2026 and 2025 was approximately $2.4 million and $3.4 million, respectively, and for the nine months ended September 30, 2026 and 2025 was approximately $8.7 million and $8.9 million, respectively. The weighted-average amortization period remaining is approximately two years.

As of September 30, 2026, future amortization is scheduled to be expensed as follows:

Years ending December 31,	($ in thousands)
2026 (three months)	$2,143
2027	6,355
2028	3,956
2029	1,657
2030	150
Total	$14,261

6.	NET INCOME PER COMMON SHARE

The following table reconciles the weighted-average shares outstanding for basic and diluted net income per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands, except share and per share amounts)
Basic and Diluted:
Net income attributable to common shareholders	$4,189	$1,695	$3,927	$2,369
Weighted-average common shares used to compute basic and diluted income per share	42,528,315	42,368,914	42,498,112	36,236,128
Net income attributable to common shareholders per share - basic and diluted	$0.10	$0.04	$0.09	$0.07

The net income attributable to common shareholders includes the preferred stock dividend amounts earned and declared for the three and nine months ended September 30, 2026 of approximately $538,000 and $2.8 million, respectively, and the preferred stock dividend amounts earned and declared for the three and nine months ended September 30, 2025 of approximately $1.4 million and $5.5 million, respectively. The dividend payable at September 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets represents dividends declared but not paid.

For the three and nine months ended September 30, 2026, 150,000 unvested restricted stock units (“RSUs”), as discussed in Note 14, were included in the computation of diluted earnings per share; however, their inclusion did not affect diluted earnings per share. For the three and nine months ended September 30, 2026, the warrant issued to the Executive Chairman to purchase 4.3 million shares of common stock was excluded from the computation of diluted earnings per share because its exercise price of $5.00 per share exceeded the average market price of the company's common stock during the periods. For the three and nine months ended September 30, 2025, unvested RSUs were also included in the computation of earnings per share in the above calculation but did not affect diluted earnings per share.

7.	ACCRUED EXPENSES AND DEBT

Accrued expenses as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
	($ in thousands)
Accrued expenses	$4,037	$3,569
Payable to managed practices	1,062	2,128
Interest and taxes	604	273
Total	$5,703	$5,970

Bank Debt — The Company had a revolving line of credit with Silicon Valley Bank, a division of First Citizens Bank & Trust Company (“SVB”) which the Company voluntarily terminated on August 18, 2025. The SVB credit facility was a secured revolving line of credit with interest at the prime rate plus 1.5%. The debt was secured by all of the Company’s domestic assets and 65% of the shares in its offshore subsidiaries. Interest costs on the line of credit, which are included in interest expense, were approximately $58,000 and $83,000 for the three and nine months ended September 30, 2025.

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

On November 7, 2025, the Company entered into a five-year loan agreement with Republic Bank & Trust Company for $1,032,000 for the purchase of an aircraft, which serves as security for the loan. The interest rate on the loan is fixed at 6.75% and is guaranteed by the Company. The Company plans to repay the remaining loan within a year.

On April 13, 2026, the Company entered into a credit agreement providing for a $40 million term loan and a $10 million revolving line of credit (the “Credit Facility”) with Citizens Bank, N.A. (“Citizens”) and Provident. The Credit Facility is secured by all of the Company’s assets and 65% of the shares in its offshore subsidiaries. It is also secured by a pledge of Company common stock held by the Company’s Executive Chairman. The pledge was made in consideration of the warrant and the were two additional trusts that pledged their shares, one owned by the Executive Chairman and the other by his wife. The amortization of the warrant for the three and nine month ended September 30, 2026 was approximately $934,000 and is included in interest expense in the condensed consolidated statement of operations. The term loan facility and the revolving line of credit each mature on the fourth anniversary of the closing date. The term loan amortizes in equal monthly principal installments beginning June 1, 2026. Borrowings under the Credit Facility bear interest at rates based on SOFR plus 3.5% for the term loan and SOFR plus 2.5% for the line of credit. The Credit Facility contains customary affirmative and negative covenants, including financial covenants, and customary events of default. Proceeds from the Credit Facility are being used for general corporate purposes, including the redemption of the Company’s outstanding Series B Preferred Stock which occurred on May 15, 2026. At the time of closing, the Company borrowed approximately $49 million under the Credit Facility. Approximately $41.6 million of the funds borrowed under the Credit Facility were used to fund the Series B Preferred Stock redemption, including the $3.4 million of unpaid dividends. As of September 30, 2026, the outstanding balance of the term loan was approximately $36.7 million and nothing was drawn on the line of credit. The Company was in compliance with all covenants.

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

The outstanding term loan payable and other obligations as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
	($ in thousands)
Current obligations:
Term loan	$10,000	$-
Aircraft loan	502	642
Vehicle loans	95	86
Total current obligations	$10,597	$728

Long-term obligations:
Term loan	$26,666	$-
Aircraft loan	-	338
Vehicle loans	32	103
Total non-current obligations	$26,698	$441

Total obligations	$37,295	$1,169

The Company maintains cash balances at Provident and Citizens in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident and Citizens to ensure their credit worthiness. As of September 30, 2026 and December 31, 2025, the Company held cash of approximately $1.4 million and $1.1 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

8.	LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office and temporary living space as well as for some office equipment. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liability and non-current operating lease liability in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company does not have any finance leases.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Operating lease cost	$516	$512	$1,581	$1,610
Short-term lease cost	29	-	48	5
Variable lease cost	1	5	6	16
Total - net lease cost	$546	$517	$1,635	$1,631

Short-term lease cost represents leases that were not capitalized as the lease term was less than 12 months. Variable lease costs include utilities, real estate taxes and common area maintenance costs.

Supplemental balance sheet information related to leases is as follows:

	September 30, 2026	December 31, 2025
	($ in thousands)
Operating leases:
Operating lease ROU assets, net	$5,245	$3,106

Current operating lease liabilities	$1,677	$927
Non-current operating lease liabilities	3,835	2,187
Total operating lease liabilities	$5,512	$3,114

Operating leases:
ROU assets	$6,562	$4,876
Asset lease expense	(1,317)	(1,767)
Foreign exchange loss	-	(3)
ROU assets, net	$5,245	$3,106

Weighted average remaining lease term (in years):
Operating leases	5.2	6.1
Weighted average discount rate:
Operating leases	7.0%	8.5%

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$472	$517	$1,490	$1,599

ROU assets obtained in exchange for lease liabilities:
Operating leases, excluding terminations	$800	$141	$3,456	$972

Maturities of lease liabilities are as follows:

Operating leases - Years ending December 31,	($ in thousands)
2026 (three months)	$684
2027	1,667
2028	1,196
2029	806
2030	804
Thereafter	1,334
Total lease payments	6,491
Less: imputed interest	(979)
Total lease obligations	5,512
Less: current obligations	(1,677)
Long-term lease obligations	$3,835

The Company leases certain apartments which are either subleased to others or serve as temporary housing for visiting employees. The sublease agreements are currently on a month-to-month basis and are considered operating leases. For the three and nine months ended September 30, 2026, the Company received approximately $9,000 and $27,000, respectively, in sublease income. For the three and nine months ended September 30, 2025, the Company received sublease income of approximately $9,000 and $22,000, respectively.

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

The forensic investigation determined that an unauthorized third party gained access to one cloud account supporting the previously identified electronic health record environment and exfiltrated certain patient-related information from the affected environment associated with a substantial number of individuals, including personally identifiable information and protected health information. The investigation found no evidence of unauthorized activity related to the incident after March 16, 2026 and all affected systems remain fully operational. The Company has notified affected healthcare-provider customers, and the Company is providing required notifications to potentially affected individuals and applicable regulatory agencies, pursuant to the agreements with those customers. To date, no regulatory agency has asserted a claim against the Company in connection with the incident.

To date, multiple putative class action complaints were filed against the Company alleging personal information was compromised in connection with the security incident. In June 2026, the United States District Court for the Southern District of Florida consolidated the actions filed in that Jurisdiction, and the plaintiffs filed a consolidated amended complaint shortly thereafter. A related putative class action was also filed in San Diego Superior Court, which CareCloud removed to the United States District Court for the Southern District of California. The parties are in ongoing settlement discussions. Any resulting settlement of the claims asserted on behalf of a putative class would be subject to a definitive settlement agreement, and preliminary and final court approval, and there can be no assurance that these discussions will result in a settlement or that any settlement would be approved. The Company currently believes that its available cybersecurity insurance coverage is likely to be sufficient to cover the losses it currently anticipates in connection with the putative class actions, subject to applicable policy terms, limits, retention, exclusions and coverage determinations including any anticipated settlement. The Company expects that costs incurred in connection with the incident, including the forensic investigation, remediation, notification, litigation, and legal costs, will be reimbursed by the Company’s cybersecurity insurance carrier, other than the Company’s $100,000 retention which was accrued by the Company.

In addition, the Company has received other individual complaints in connection with the security incident, which would be encompassed by the potential settlement. If any of these complaints are resolved individually rather than through the potential settlement, the Company believes they would be resolved for amounts that are not material to the Company; however, there can be no assurance as to the timing or outcome of these matters. Subject to applicable policy terms, limits, retention, exclusions and coverage determinations, the Company currently believes its available cybersecurity insurance coverage is likely to be sufficient to cover the losses it currently anticipates in connection with these matters.

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

The Company had sales to a related party, a physician who is the wife of the Executive Chairman. Revenues from this customer were approximately $65,000 and $32,000 for the three months ended September 30, 2026 and 2025, respectively, and approximately $185,000 and $83,000 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the accounts receivable balance due from this customer was approximately $24,000 and $15,000, respectively, and is included in accounts receivable - net in the condensed consolidated balance sheets.

The Company leases its corporate office in New Jersey, temporary housing for its foreign visitors, a storage facility, its operations center in Bagh, Pakistan and an apartment for temporary housing in Dubai, the UAE, from the Executive Chairman. The related party rent expense for the three months ended September 30, 2026 and 2025 was approximately $72,000 and $71,000, respectively, and was approximately $217,000 and $213,000 for the nine months ended September 30, 2026 and 2025, respectively, and is included in direct operating costs, general and administrative expense, selling and marketing expense and research and development expense in the condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, the Company spent approximately $906,000 and $1.3 million, respectively, to upgrade the related party leased facilities. These expenditures were primarily related to the expansion of the Company’s AI Center. Current assets-related party in the condensed consolidated balance sheets includes security deposits related to the leases of the Company’s corporate offices in the amount of approximately $16,000 as of both September 30, 2026 and December 31, 2025. The Company also leases two facilities used for temporary housing from a management employee for approximately $6,900 per month.

Included in the ROU assets at September 30, 2026 is approximately $319,000 applicable to the related party leases. Included in the current and non-current operating lease liability at September 30, 2026 is approximately $237,000 and $78,000, respectively, applicable to the related party leases. Included in the ROU assets at December 31, 2025 is approximately $430,000 applicable to the related party leases. Included in the current and non-current operating lease liability at December 31, 2025 is approximately $202,000 and $226,000, respectively, applicable to the related party leases.

On July 22, 2026, the Company issued a warrant to the Executive Chairman to purchase 4,300,000 shares of common stock at an exercise price of $5.00 per share. The warrant was issued in consideration of the Executive Chairman’s pledge of shares of the Company’s common stock owned by him as additional collateral under the Credit Facility (see Note 7). The warrant expires on July 21, 2031 and vests in monthly installments over a twelve-month period. The grant-date fair value of the warrant was approximately $2.1 million. Expense related to the warrant was approximately $934,000 for the three and nine months ended September 30, 2026 and is included in interest expense.

During July 2025, the Company entered into a month-to-month consulting agreement with an entity owned and controlled by the son of the Executive Chairman to provide consulting services to the Company in artificial intelligence technology for $15,000 per month plus travel expenses. During the three and nine months ended September 30, 2026, the Company incurred $45,000 and $135,000 of costs under this agreement, respectively, of which $45,000 and $90,000, respectively, was capitalized as internally developed software.

Effective January 9, 2024, and as amended February 12, 2024, the Company entered into a consulting agreement with an entity owned and controlled by a member of its Board of Directors to provide investor relations and other services as requested. The consulting agreement was cancelable with ten days’ notice. This agreement was terminated by the Company effective February 22, 2026. No expense was recorded under this agreement for the nine months ended September 30, 2026. The expense under this agreement was approximately $1,000 and $12,000 for the three and nine months ended September 30, 2025, respectively.

During 2020, a New Jersey corporation, talkMD Clinicians, PA (“talkMD”), was formed by the wife of the Executive Chairman, who is a licensed physician, to provide telehealth services. talkMD was determined to be a variable interest entity (“VIE”) for financial reporting purposes because the entity will be controlled by the Company. As of September 30, 2026, talkMD had not yet commenced operations. Cumulatively, the Company has paid approximately $8,500 on behalf of talkMD for income taxes.

11.	RESTRUCTURING COSTS

In October 2023, the Company committed to effectively align resources with business priorities and improve profitability through a reduction in the workforce for the Healthcare IT segment. In addition, the Company instituted certain other expense reductions. There were no restructuring costs during the nine months ended September 30, 2026 and approximately $17,000 and $154,000 was incurred during the three and nine months ended September 30, 2025, respectively. The expense associated with the restructuring is included in restructuring costs in the 2025 condensed consolidated statement of operations. These restructuring expenses primarily consisted of one-time termination benefits, including, but not limited to, severance payments and healthcare benefits.

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

At September 30, 2026, cumulative dividends in arrears on the Series A Preferred stock totaled approximately $2.7 million, of which approximately $392,000 had been declared and was recorded as a dividend payable. For the three months ended September 30, 2026, the Company declared and paid three months of dividends on the Series A Preferred Stock ($0.182 per share monthly and $0.547 per share for the quarter). For the nine months ended September 30, 2026, the Company declared and paid nine months of dividends on the Series A Preferred Stock. The dividend payable at September 30, 2026 and December 31, 2025 in the condensed consolidated balance sheets represents dividends declared. The Company plans to continue declaring monthly dividends on the Series A Preferred Stock.

13.	REVENUE

Introduction

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. All revenue is recognized as our performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account under ASC 606. The Company recognizes revenue when the revenue cycle management services begin on the medical billing claims, which is generally upon receipt of the claim from the provider. For many services, the Company recognizes revenue as a percentage of the amount the customer collects on the medical billing claims. The Company’s software is utilized at the time the provider sees the patient, and the Company estimates the value of the consideration it will earn over the remaining contractual period as services are provided and recognizes the fees over the term; this estimation involves predicting the amounts our clients will ultimately collect associated with the services they provided. Certain significant estimates, such as payment-to-charge ratios, effective billing rates and the estimated contractual payment periods are required to measure revenue cycle management revenue under the standard.

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

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Healthcare IT:
Technology-enabled business solutions	$24,319	$21,608	$71,361	$58,304
Professional services	3,642	4,143	9,985	14,110
Printing and mailing services	903	875	2,775	2,556
Group purchasing services	320	213	761	588
Medical Practice Management:
Medical practice management services	4,541	4,228	11,993	10,518
Total	$33,725	$31,067	$96,875	$86,076

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

Our proprietary, cloud-based practice management application automates the labor-intensive workflow of a medical office in a unified and streamlined SaaS platform. The Company has a large number of clients who utilize the Company’s practice management software, electronic health records software, patient experience management solutions, business intelligence software and/or robotic process automation software on a SaaS basis, but who do not utilize the Company’s revenue cycle management services. SaaS fees may be fixed based on the number of providers or may be variable.

Our digital health services include chronic care management, where a care manager has remote visits with patients with one or more chronic conditions under the supervision of a physician who is our client. The performance obligation for chronic care management is satisfied at a point in time once the patient receives the remote visit. The digital health services also include remote patient monitoring where our system monitors recordings from FDA approved internet connected devices. These devices record patient trends and alert the physician to changes which might trigger the need for additional follow-up visits. The performance obligations for remote patient monitoring are satisfied over time as the recordings are received and the patient receives the remote visit. The revenue for chronic care management for the three months ended September 30, 2026 and 2025, was approximately $504,000 and $669,000, respectively and for the nine months ended September 30, 2026 and 2025, was approximately $1.6 million and $2.0 million, respectively. The revenue for remote patient monitoring for the three months ended September 30, 2026 and 2025, was approximately $204,000 and $213,000, respectively and for the nine months ended September 30, 2026 and 2025, was approximately $656,000 and $589,000, respectively.

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

Professional services:

Our professional services include an extensive set of services including EHR vendor-agnostic optimization and activation, project management, IT transformation consulting, process improvement, training, education and staffing for large healthcare organizations including health systems and hospitals. Professional services also include audit defense, risk mitigation and regulatory readiness. The performance obligation is satisfied over time using the input method. The revenue is recorded on a monthly basis as the professional services are rendered. Unbilled revenue at September 30, 2026 and 2025 was approximately $115,000 and $46,000, respectively.

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

For all of the above revenue streams other than group purchasing services, printing and mailing and chronic care management revenue is recognized over time, which is typically one month or less, which closely matches the point in time that the customer simultaneously receives and consumes the benefits provided by the Company. For the group purchasing services, revenue is recognized at a point in time. Each service is substantially the same and has the same periodic pattern of transfer to the customer. Each of the services provided above is considered a separate performance obligation.

At September 30, 2026, there were no unsatisfied performance obligations for contracts with an original duration greater than one year. The Company elected to utilize the practical expedient available in the guidance for contracts with an expected duration of one year or less.

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

Our contracts for medical practice management services have approximately an additional 12 years remaining and are only cancellable under very limited circumstances. The Company receives a management fee each month for managing the day-to-day business operations of each medical group as a fixed fee or a percentage payment of the net operating income which is included in revenue in the condensed consolidated statements of operations.

Our medical practice management services obligations consist of a series of distinct services that are substantially the same and have the same periodic pattern of transfer to our customers. Revenue is recognized over time, however for reporting and convenience purposes, the management fee is computed at each month-end.

Information about contract balances:

As of September 30, 2026, the contract asset of approximately $3.1 million included approximately $2.4 million related to revenue cycle management services performed and recognized as revenue that had not yet been billed. Because our fees are based on a percentage of amounts collected from insurance payers, we do not have an unconditional right to bill until the related claims are paid, at which point the amount is invoiced and transferred to accounts receivable. Approximately $213,000 and $496,000 of the contract asset represents revenue earned, not paid, from the group purchasing services and referral fees, respectively. We expect to bill substantially all of the revenue cycle management contract asset over the next three months.

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

	Accounts Receivable - Net	Contract Asset	Deferred Revenue (current)	Deferred Revenue (long term)
	($ in thousands)
Balance as of January 1, 2026	$15,062	$3,664	$4,148	$809
Acquisition	-	-	33	-
Increase (decrease), net	1,467	(601)	(237)	214
Balance as of September 30, 2026	$16,529	$3,063	$3,944	$1,023

Balance as of January 1, 2025	$12,774	$4,334	$1,212	$387
Acquisitions	2,092	84	3,888	-
Increase (decrease), net	453	(461)	(834)	342
Balance as of September 30, 2025	$15,319	$3,957	$4,266	$729

Deferred commissions:

Our sales incentive plans include commissions payable to employees and third parties at the time of initial contract execution that are capitalized as incremental costs to obtain a contract. The capitalized commissions are amortized over the period the related services are transferred. As we do not offer commissions on contract renewals, we have determined the amortization period to be the estimated client life, which is three years. Deferred commissions were approximately $183,000 and $204,000 at September 30, 2026 and 2025, respectively, and are included in prepaid expenses and other current assets and other assets amounts in the condensed consolidated balance sheets. The amortization of deferred sales commissions during the three months ended September 30, 2026 and 2025 was approximately $37,000 and $59,000, respectively, and approximately $127,000 and $195,000 for the nine months ended September 30, 2026 and 2025, respectively.

Trade Accounts Receivable – Estimate of Credit Losses:

ASU 2016-13 requires the recognition of lifetime estimated credit losses expected to occur for trade accounts receivable. The guidance also requires we pool assets with similar risk characteristics and consider current economic conditions when estimating losses. We segment the accounts receivable population into pools based on their risk assessment. Risks related to trade accounts receivable are a customer’s inability to pay or bankruptcy. Each pool is defined by an internal credit assessment and business size. The pools are aligned with management’s review of financial performance. For the three months ended September 30, 2026 and 2025, no adjustment to the pools was necessary.

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

Changes in the allowance for expected credit losses for trade accounts receivable are presented in the table below:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
	($ in thousands)
Beginning balance	$854	$837
Provision	409	286
Recoveries/adjustments	55	-
Write-offs	(82)	(269)
Ending balance	$1,236	$854

14.	STOCK-BASED COMPENSATION

In June 2026, the Company adopted the CareCloud, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), reserving a total of 1,000,000 shares of common stock for grants to employees, officers, directors and consultants. Following the shareholder approval of the 2026 Plan, no additional awards may be granted under the Amended and Restated 2014 Equity Incentive Plan, and the 900,000 shares of common stock and 16,000 shares of Series B Preferred Stock that remained available for future grants under that plan were canceled and are no longer available for issuance. Outstanding awards previously granted under the Amended and Restated 2014 Equity Incentive Plan will remain outstanding. Permissible awards include incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-settled awards and other stock-based awards in the discretion of the Compensation Committee of the Board of Directors including unrestricted stock grants.

The equity based RSUs contain a provision in which the units shall immediately vest and become converted into common shares at the rate of one common share per RSU, immediately after a change in control, as defined in the award agreement.

Common and preferred stock RSUs

For the three and nine months ended September 30, 2026, stock compensation expense of approximately $65,000 and $193,000, respectively, and for the three and nine months ended September 30, 2025 of approximately $88,000 and $307,000, respectively, was recorded. Stock compensation expense recorded is based on the value of the shares at the grant date and recognized over the service period. The portion of the stock compensation expense to be used for the payment of withholding and payroll taxes is included in accrued compensation in the condensed consolidated balance sheets. The balance of the stock compensation expense has been recorded as additional paid-in capital.

The following table summarizes the RSU transactions related to the common and preferred stock under the Company’s Equity Incentive Plan for the nine months ended September 30, 2026 and 2025:

	Common Stock	Series A Preferred Stock	Series B Preferred Stock

Outstanding and unvested shares at January 1, 2026	161,400	-	19,199
Granted	100,000	-	-
Vested	(111,400)	-	-
Forfeited	-	-	(19,199)
Outstanding and unvested shares at September 30, 2026	150,000	-	-

Outstanding and unvested shares at January 1, 2025	242,500	-	19,199
Granted	125,000	-	-
Vested	(164,700)	-	-
Forfeited	-	-	-
Outstanding and unvested shares at September 30, 2025	202,800	-	19,199

At September 30, 2026 and December 31, 2025 there was no liability for taxes withheld in connection with the equity awards. No amounts were paid in connection with cash-settled awards during the three and nine months ended September 30, 2026 and 2025.

Stock-based compensation expense

The following table summarizes the components of share-based compensation expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Direct operating costs	$-	$-	$-	$-
General and administrative	65	88	193	304
Research and development	-	-	-	3
Selling and marketing	-	-	-	-
Total stock-based compensation expense	$65	$88	$193	$307

15.	INCOME TAXES

The income tax expense for the three months ended September 30, 2026 was approximately $127,000 comprised of current state tax expense of $69,000, foreign tax expense of $13,000 and deferred tax expense of $45,000. The income tax expense for the nine months ended September 30, 2026 was approximately $281,000 comprised of a current state tax expense of $147,000, foreign tax expense of $39,000 and deferred tax expense of $95,000.

The income tax expense for the three months ended September 30, 2025 was approximately $43,000 comprised of current state tax expense of $31,000 and foreign tax expense of $12,000. The income tax expense for the nine months ended September 30, 2025 was approximately $126,000 comprised of current state tax expense of $91,000 and foreign tax expense of $35,000. There was no deferred tax expense for the three and nine months ended September 30, 2025.

The current income tax provision for the three and nine months ended September 30, 2026 and 2025 primarily relates to state income and minimum taxes and foreign income taxes. The deferred tax provision for the three and nine months ended September 30, 2026 relates to the book and tax difference of amortization of goodwill, an indefinite-lived intangible. To the extent allowable, the federal and state deferred tax provisions have been offset by the indefinite life net operating loss.

The Company previously incurred losses, which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against the federal and state deferred tax assets as of September 30, 2026 and December 31, 2025.

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

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market participant assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair values of assets and liabilities required to be measured at fair value are categorized based upon the judgement associated with the inputs used to measure their value in one of the following three categories:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We held no Level 1 financial instruments at September 30, 2026 or December 31, 2025.

Level 2: Quoted prices for similar instruments in active markets with inputs that are observable, either directly or indirectly. Our Level 2 financial instruments include notes payable which are carried at cost and approximate fair value since the interest rates being charged approximate market rates.

Level 3: Unobservable inputs are significant to the fair value of the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our Level 3 instruments include the fair value of contingent consideration related to completed acquisitions. The fair value at September 30, 2026 is based on a discounted cash flow analysis reflecting the likelihood of achieving specified performance measures or events and captures the contractual nature of the contingencies, the passage of time and the associated discount rate.

The following table provides a reconciliation of the beginning and ending balances for the contingent consideration measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurement at Reporting Date Using Significant Unobservable Inputs, Level 3
	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Balance - January 1,	$1,141	$-
Acquisitions	-	1,256
Goodwill adjustment	(7)	-
Change in fair value	(9)	-
Payments	(677)	(53)
Balance - September 30,	$448	$1,203

17.	SEGMENT REPORTING

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

	Nine Months Ended September 30, 2026
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$84,882	$11,993	(a)	$96,875
Operating expenses:
Direct operating costs	41,734	9,282		51,016
Selling and marketing	4,008	11		4,019
General and administrative	6,952	2,069		9,021
Research and development	5,662	-		5,662
Change in contingent consideration	(9)	-		(9)
Depreciation and amortization	10,685	248		10,933
Total operating expenses	69,032	11,610		80,642
Segment operating income	$15,850	$383		16,233

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(6,796)
Net interest expense				(2,510)
Other income				125
Income before income taxes				$7,052

	Three Months Ended September 30, 2026
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total

Net revenue	$29,184	$4,541	(a)	$33,725
Operating expenses:
Direct operating costs	13,475	3,234		16,709
Selling and marketing	1,304	1		1,305
General and administrative	1,729	710		2,439
Research and development	1,052	-		1,052
Change in contingent consideration	(32)	-		(32)
Depreciation and amortization	3,081	84		3,165
Total operating expenses	20,609	4,029		24,638
Segment operating income	$8,575	$512		9,087

Reconciliation of profit or loss (segment profit/loss)
Unallocated corporate expenses				(2,512)
Net interest expense				(1,720)
Other expense				(1)
Income before income taxes				$4,854

	Nine Months Ended September 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$75,558	$10,518	(a)	$86,076
Operating expenses:
Direct operating costs	37,894	8,274		46,168
Selling and marketing	3,350	22		3,372
General and administrative	7,413	1,853		9,266
Research and development	3,839	-		3,839
Depreciation and amortization	10,495	246		10,741
Restructuring costs	154	-		154
Total operating expenses	63,145	10,395		73,540
Segment operating income	$12,413	$123		12,536

Reconciliation of profit or loss (segment profit/loss):
Unallocated corporate expenses				(4,311)
Net interest expense				(85)
Other expense				(104)
Income before income taxes				$8,036

	Three Months Ended September 30, 2025
	($ in thousands)
	Healthcare IT	Medical Practice Management		Total
Net revenue	$26,839	$4,228	(a)	$31,067
Operating expenses:
Direct operating costs	13,227	2,997		16,224
Selling and marketing	1,116	7		1,123
General and administrative	2,801	640		3,441
Research and development	1,584	-		1,584
Depreciation and amortization	3,940	82		4,022
Restructuring costs	17	-		17
Total operating expenses	22,685	3,726		26,411
Segment operating income	$4,154	$502		4,656

Reconciliation of profit or loss (segment profit/loss)
Unallocated corporate expenses				(1,446)
Net interest expense				(52)
Other expense				(55)
Income before income taxes				$3,103

(a)	This revenue represents fees based on our actual costs plus a percentage of the operating profit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025, and other factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and related notes beginning on page 4 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Some of the statements set forth in this section are forward-looking statements relating to our future results of operations. Our actual results may vary from the results anticipated by these statements. Please see “Forward-Looking Statements” on page 2 of this Quarterly Report on Form 10-Q.

Financial Risks

The Company maintains cash balances at Provident Bank (“Provident”) and Citizens Bank, N.A. (“Citizens”) in excess of the FDIC insurance coverage limits. The Company performs periodic evaluations of the relative credit standing of Provident and Citizens to ensure their credit worthiness. As of September 30, 2026 and December 31, 2025, the Company held cash of approximately $1.4 million and $1.1 million, respectively, in the name of its subsidiaries at banks in Pakistan and Sri Lanka. The banking systems in these countries do not provide deposit insurance coverage. The Company has not experienced any losses on its cash accounts.

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

Our technology-enabled business solutions can be categorized as follows:

●	Technology-enabled revenue cycle management:
○	Revenue Cycle Management services including end-to-end medical billing, eligibility, analytics, and related services, all of which can be provided utilizing our technology platform and process automation tools or leveraging a third-party system;
○	Medical coding and credentialing services to improve provider collections, back-end cost containment, and drive total revenue realization for our healthcare clients; and
○	Healthcare claims clearinghouse which enables our clients to electronically scrub and submit claims and process payments from insurance companies.

●	Cloud-based software:
○	Electronic Health Records designed for ambulatory and inpatient care environments, which are user-friendly and integrated with our business services, and enable our healthcare provider clients to enhance patient care delivery, optimize clinical workflows, reduce documentation errors and potentially qualify for government incentives;
○	Practice Management software and related capabilities for both ambulatory and inpatient care settings, which support our clients’ day-to-day business operations and financial workflows, including automated insurance eligibility verification, a robust billing and claims rules engine and other automated tools designed to maximize reimbursement;
○	Healthline, which is a medical inventory management system built for healthcare settings that enables real-time tracking of supplies, equipment and consumables across multiple locations such as exam rooms, ambulances and storage closets;
○	Marketware, which offers a comprehensive physician strategy suite designed to support healthcare organizations in optimizing physician relationship management, streamlining recruitment and onboarding processes, and leveraging performance analytics. The platform consolidates critical data to enhance referral volume, strengthen provider engagement and drive strategic organizational growth;
○	Wellsoft, a solution for provider workflows in emergency departments and urgent care facilities, has seamless integration into all major hospital IT systems and ancillary departments providing real-time patient tracking and instant lab orders, drug interaction checking and pharmacy review;
○	CareVue is an EHR software that enhances clinical workflows for small hospitals and inpatient behavioral health facilities, driving efficiencies across inpatient settings through enhanced charting tools, e-prescribing, medication management and secure clinical communications;
○	Artificial intelligence (“AI”):

●	CareCloud cirrusAI is designed to serve as a digital healthcare assistant, helping to enhance clinical decision-making, streamline workflows, reduce administrative burdens, optimize revenue management, and promote patient-centered care. The functions include:
●	AI-Powered Clinical Decision Support: CareCloud cirrusAI Guide automates clinical data input, and assists clinicians in workflow tasks, providing real-time, evidence-based recommendations and personalized suggestions via Vertex AI’s generative AI tools for providers to consider. This innovation can lead to enhanced diagnosis accuracy and treatment planning.
●	AI-Powered Virtual Support Assistant: CareCloud cirrusAI Chat facilitates natural language conversations with practice staff members, offering valuable assistance in navigating CareCloud Electronic Health Records workflows. This tool streamlines post-training and onboarding for new staff, reducing response times and providing real-time assistance, ultimately saving time.
●	AI-Driven Appeals: CareCloud cirrusAI Appeals generates customized appeal letters by analyzing patient claim details, the appeal’s reason, and the specific payor involved for healthcare workers to review, edit, and send. This functionality supports CareCloud’s RCM teams in optimizing providers’ RCM and securing proper reimbursement.
●	CareCloud cirrusAI integrates with CareCloud’s EHR solutions, talkEHR and CareCloud Charts, making it easily accessible to providers of all sizes.
●	CareCloud stratusAI Desk Agent is an agentic AI phone receptionist designed to modernize and automate patient phone interactions. This tool brings conversational AI directly into the call center workflow, eliminating hold times and reducing manual workload while delivering accurate, around-the-clock phone support.
○	Patient Experience Management solutions designed to transform interactions between patients and their clinicians, including smartphone applications that assist patients and healthcare providers in the provision of healthcare services, contactless digital check-in solutions, messaging, and online appointment scheduling tools;
○	Business Intelligence and healthcare analytics platforms that allow our clients to derive actionable insights from their vast amount of data; and
○	Customized applications, interfaces, and a variety of other technology solutions that support our healthcare clients.

●	Digital health:
○	Chronic care management is a program that supports care for patients with chronic conditions by certified care managers that operate under the supervision of the patient’s regular physician;
○	Remote patient monitoring enables patient data collected outside the clinical setting through remote devices to be fed into their provider’s EHR to enable proactive patient care; and
○	Telemedicine solutions allow healthcare providers to conduct remote patient visits and extend the timely delivery of care to patients unable to travel to a provider’s office.

●	Healthcare IT professional services & staffing:
○	Professional services consisting of a broad range of consulting services including full software implementations and activation, revenue cycle optimization, data analytic services, and educational training services;

○	Strategic advisory services to manage system evaluations and selection, provide interim management, and operational assessments;
○	Workforce augmentation and on-demand staffing to support our clients as they expand their businesses, seek highly trained personnel, or struggle to address staffing shortages; and
○	Managed services includes inpatient and outpatient IT services, government consulting and product development services.

●	Empower:

Services include:

○	Revenue Integrity – risk adjustment, HCC coding and audits and revenue cycle compliance;
○	Mergers & Acquisitions – compliance due diligence and integration support for healthcare transactions;
○	Privacy & Security – HIPAA and HITECH policy development, security risk analysis, and breach response; and
○	Compliance & Ethics – compliance program effectiveness audits, ethics program development, OSHA workplace safety programs, and ongoing co-sourced compliance officer support.

●	MAP App:
○	MAP App is an industry-leading tool for benchmarking and measuring revenue cycle management performance, which was developed by the Healthcare Financial Management Association and is used by top hospitals and healthcare organizations nationwide.

Our medical practice management solutions include:

●	Medical practice management:
○	Medical practice management services are provided to medical practices. In this service model, we provide the medical practice with appropriate facilities, equipment, supplies, support services, nurses and administrative support staff. We also provide management, bill-paying and financial advisory services.

We are able to deliver our industry-leading solutions at very competitive prices because we leverage a combination of our proprietary software, which automates our workflows and increases efficiency, together with our team of approximately 250 experienced health industry experts throughout the United States. These experts are supported by our highly educated and specialized offshore workforce of approximately 3,000 team members that are approximately 17% of the cost of comparably educated and skilled workers in the U.S. Our unique business model also allowed us to become a leading consolidator in our industry sector, gaining us a reputation for acquiring and positively transforming distressed competitors into profitable operations of CareCloud.

Our offshore operations in the Pakistan Offices and Sri Lanka together accounted for approximately 17% of total expenses for both the nine months ended September 30, 2026 and 2025, respectively. A significant portion of those foreign expenses were personnel-related costs (approximately 74% and 77% for the nine months ended September 30, 2026 and 2025, respectively). Because personnel-related costs are significantly lower in Pakistan and Sri Lanka than in the U.S. and many other offshore locations, we believe our offshore operations give us a competitive advantage over many industry participants. We are able to achieve significant cost reductions and leverage technology to reduce manual work and strategically transition a portion of the remaining manual tasks to our highly-specialized, cost-efficient team in the U.S., the Pakistan Offices and Sri Lanka. Our offshore operations are subject to geopolitical, economic and operational risks; see “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K.

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

Adjusted EBITDA excludes the following elements which are included in GAAP net income:

●	Income tax provision or the cash requirements to pay our taxes;
●	Interest expense, or the cash requirements necessary to service interest on principal payments, on our debt;
●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Depreciation and amortization charges;
●	Change in contingent consideration;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue	$33,725	$31,067	$96,875	$86,076

GAAP net income	4,727	3,060	6,771	7,910

Provision for income taxes	127	43	281	126
Net interest expense	1,720	52	2,510	85
Foreign exchange loss / other expense	7	60	93	120
Stock-based compensation expense	65	88	193	307
Depreciation and amortization	3,189	4,022	10,957	10,741
Change in contingent consideration	(32)	-	(9)	-
Transaction and integration costs	77	391	401	414
Restructuring costs	-	17	-	154
Adjusted EBITDA	$9,880	$7,733	$21,197	$19,857

Adjusted operating income and adjusted operating margin exclude the following elements that are included in GAAP operating income:

●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Change in contingent consideration; and
●	Restructuring costs.

Set forth below is a presentation of our adjusted operating income and adjusted operating margin, which represents adjusted operating income as a percentage of net revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Net revenue	$33,725	$31,067	$96,875	$86,076

GAAP net income	4,727	3,060	6,771	7,910
Provision for income taxes	127	43	281	126
Net interest expense	1,720	52	2,510	85
Other expense (income) - net	1	55	(125)	104
GAAP operating income	6,575	3,210	9,437	8,225
GAAP operating margin	19.5%	10.3%	9.7%	9.6%

Stock-based compensation expense	65	88	193	307
Amortization of purchased intangible assets	939	794	2,812	1,076
Transaction and integration costs	77	391	401	414
Change in contingent consideration	(32)	-	(9)	-
Restructuring costs	-	17	-	154
Non-GAAP adjusted operating income	$7,624	$4,500	$12,834	$10,176
Non-GAAP adjusted operating margin	22.6%	14.5%	13.2%	11.8%

Adjusted net income and adjusted net income per share exclude the following elements which are included in GAAP net income:

●	Foreign currency gains and losses and other non-operating expenditures;
●	Stock-based compensation expense which includes cash-settled awards and the related taxes;
●	Amortization of purchased intangible assets;
●	Integration costs, such as severance amounts paid to employees from acquired businesses, and transaction costs, such as brokerage fees, pre-acquisition accounting costs and legal fees and exit costs related to contractual agreements;
●	Change in contingent consideration;
●	Restructuring costs; and
●	Income tax expense resulting from the amortization of goodwill related to our acquisitions.

No tax effect has been provided in computing non-GAAP adjusted net income and non-GAAP adjusted net income per share as the Company has sufficient carry forward net operating losses to offset the applicable income taxes. The following table shows our reconciliation of GAAP net income to non-GAAP adjusted net income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
GAAP net income	$4,727	$3,060	$6,771	$7,910

Foreign exchange loss / other expense	7	60	93	120
Stock-based compensation expense	65	88	193	307
Amortization of purchased intangible assets	939	794	2,812	1,076
Transaction and integration costs	77	391	401	414
Change in contingent consideration	(32)	-	(9)	-
Restructuring costs	-	17	-	154
Income tax expense related to goodwill	45	-	95	-
Non-GAAP adjusted net income	$5,828	$4,410	$10,356	$9,981

Set forth below is a reconciliation of our GAAP net income attributable to common shareholders, per share to our non-GAAP adjusted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income attributable to common shareholders, per share	$0.10	$0.04	$0.09	$0.07
Impact of preferred stock dividend	0.01	0.03	0.07	0.12
Net income per end-of-period share	0.11	0.07	0.16	0.19

Foreign exchange loss / other expense	0.00	0.00	0.00	0.00
Stock-based compensation expense	0.00	0.00	0.00	0.01
Amortization of purchased intangible assets	0.03	0.02	0.07	0.03
Transaction and integration costs	0.00	0.01	0.01	0.01
Change in contingent consideration	0.00	-	0.00	-
Restructuring costs	-	0.00	-	0.00
Income tax expense related to goodwill	0.00	-	0.00	0.00
Non-GAAP adjusted earnings per share	$0.14	$0.10	$0.24	$0.24

End-of-period common shares	42,548,859	42,397,039	42,548,859	42,397,039

For purposes of determining non-GAAP adjusted earnings per share, the Company used the number of common shares outstanding at the end of September 30, 2026 and 2025. Non-GAAP adjusted earnings per share does not take into account dividends declared or earned on preferred stock.

Key Metrics

In addition to the line items in our condensed consolidated financial statements, we regularly review the following metrics. We believe information on these metrics is useful for investors to understand the underlying trends in our business.

Providers and Practices Served: As of September 30, 2026 and 2025, we provided services to more than 40,000 providers, (which we define as physicians, nurses, nurse practitioners, physician assistants and other clinical staff that render bills for their services), representing approximately 2,900 independent medical practices, hospitals and service organizations. The foregoing numbers include clients leveraging any of our products or services and are based in part upon estimates in cases where the precise number of practices or providers is unknown.

Sources of Revenue

Revenue: We primarily derive our revenue from subscription-based technology-enabled business solutions, reported in our Healthcare IT segment, which are typically billed as a percentage of payments collected by our customers. This fee includes technology-enabled RCM, as well as the ability to use our EHR, practice management system and other software as part of the bundled fee. These solutions accounted for approximately 72% and 69% of revenue for the three months ended September 30, 2026 and 2025, respectively, and 74% and 68% of revenue for the nine months ended September 30, 2026 and 2025, respectively. Other healthcare IT services, including printing and mailing operations, group purchasing and professional services, represented approximately 15% and 17% of revenue for the three months ended September 30, 2026 and 2025, respectively, and 14% and 20% of revenue for the nine months ended September 30, 2026 and 2025, respectively.

We earned approximately 13% and 12% of our revenue from medical practice management services during the three and nine months ended September 30, 2026, respectively, and approximately 14% and 12% of our revenue from medical practice management services during the three and nine months ended September 30, 2025, respectively. This revenue represents fees based on our actual costs plus a percentage of the operating profit and is reported in our Medical Practice Management segment.

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

Income Taxes. In preparing our condensed consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of a deferred tax asset difficult to support in accordance with ASC 740. Accordingly, a valuation allowance has been recorded against all deferred tax assets as of September 30, 2026 and December 31, 2025.

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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total revenue for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Direct operating costs	49.5%	52.2%	52.7%	53.6%
Selling and marketing	3.9%	3.6%	4.2%	3.9%
General and administrative	14.7%	15.7%	16.3%	15.8%
Research and development	3.1%	5.1%	5.8%	4.5%
Change in contingent consideration	(0.1)%	-	0.0%	-
Depreciation and amortization	9.4%	12.9%	11.3%	12.5%
Restructuring costs	-	0.1%	-	0.2%
Total operating expenses	80.5%	89.6%	90.3%	90.5%

Operating income	19.5%	10.4%	9.7%	9.5%

Net interest expense	(5.1%)	(0.2%)	(2.6%)	(0.1%)
Other (expense) income - net	0.0%	(0.2%)	0.1%	(0.1%)
Income before provision for income taxes	14.4%	10.0%	7.3%	9.3%
Income tax provision	0.4%	0.1%	0.3%	0.1%
Net income	14.0%	9.9%	7.0%	9.2%

Comparison of the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	($ in thousands)
Net revenue	$33,725	$31,067	$2,658	9%	$96,875	$86,076	$10,799	13%

Net Revenue. Net revenue of $33.7 million and $96.9 million for the three and nine months ended September 30, 2026, increased by $2.7 million or 9% and $10.8 million or 13% from net revenue of $31.1 million and $86.1 million for the three and nine months ended September 30, 2025, respectively. Revenue for the three and nine months ended September 30, 2026 includes $24.3 million and $71.4 million relating to technology-enabled business solutions, $3.6 million and $10.0 million related to professional services and $4.5 million and $12.0 million for medical practice management services, respectively. Printing and mailing services and group purchasing services revenue was $1.2 million and $3.5 million for the three and nine months ended September 30, 2026, respectively.

During the three and nine months ended September 30, 2026, there was approximately $6.3 million and $19.9 million, respectively, and during the three and nine months ended September 30, 2025 there was approximately $3.4 million revenue related to the Medsphere acquisition which was acquired on August 22, 2025. The medSR revenue, which is project based, decreased approximately $1.5 million and $5.7 million compared to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	($ in thousands)
Direct operating costs	$16,709	$16,224	$485	3%	$51,016	$46,168	$4,848	11%
Selling and marketing	1,305	1,123	182	16%	4,019	3,372	647	19%
General and administrative	4,951	4,887	64	1%	15,817	13,577	2,240	16%
Research and development	1,052	1,584	(532)	(34%)	5,662	3,839	1,823	47%
Change in contingent consideration	(32)	-	(32)	(100%)	(9)	-	(9)	(100%)
Depreciation	776	652	124	19%	2,264	1,807	457	25%
Amortization	2,389	3,370	(981)	(29%)	8,669	8,934	(265)	(3%)
Restructuring costs	-	17	(17)	(100%)	-	154	(154)	(100%)
Total operating expenses	$27,150	$27,857	$(707)	(3%)	$87,438	$77,851	$9,587	12%

Direct Operating Costs. Direct operating costs of $16.7 million and $51.0 million for the three and nine months ended September 30, 2026 increased by $485,000 or 3% and $4.8 million or 11% compared to direct operating costs of $16.2 million and $46.2 million for the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2026, outsourcing and processing costs increased by $895,000, salary costs decreased by $296,000 and billable expenses decreased by $132,000. During the nine months ended September 30, 2026, outsourcing and processing costs increased by $4.3 million, salary costs increased by $473,000 and billable expenses decreased by $513,000.

Selling and Marketing Expense. Selling and marketing expense of $1.3 million and $4.0 million for the three and nine months ended September 30, 2026 increased by $182,000 or 16% and $647,000 or 19% from selling and marketing expense of $1.1 million and $3.4 million for the three and nine months ended September 30, 2025, respectively. The increase for the three and nine months ended September 30, 2026 was primarily related to an increase in personnel cost.

General and Administrative Expense. General and administrative expense of $5.0 million and $15.8 million for the three and nine months ended September 30, 2026 increased by $64,000 or 1% and $2.2 million or 16% compared to general and administrative expense of $4.9 million and $13.6 million for the three and nine months ended September 30, 2025, respectively. During the three months ended September 30, 2026, salary costs decreased by $210,000 and during the nine months ended September 30, 2026 salary costs increased by $679,000. The costs for the newly purchased aircraft used to support business development and maintain client relationships were $115,000 and $553,000 for the three and nine months ended September 30, 2026, respectively.

Research and Development Expense. Research and development expense decreased $532,000, or 34%, to $1.1 million for the three months ended September 30, 2026, and increased $1.8 million, or 47%, to $5.7 million for the nine months ended September 30, 2026, compared to the same periods in 2025. The decrease for the three months ended September 30, 2026 was primarily due to increased capitalization of software development costs, partially offset by higher legal and consulting expenses and computer expenses. The increase for the nine months ended September 30, 2026 was primarily due to higher salaries, wages and benefits, including a full period of Medsphere development personnel, and higher legal and consulting expenses and computer expenses, partially offset by increased capitalization of software development costs. During the nine months ended September 30, 2026 and 2025, the Company capitalized approximately $3.1 million and $2.5 million, respectively, of software development costs.

Change in Contingent Consideration. Change in contingent consideration of $32,000 and $9,000 for the three and nine months ended September 30, 2026 relates to adjustments for probable future payments required under the purchase agreement for certain acquisitions.

Depreciation Expense. Depreciation expense of $776,000 and $2.3 million for the three and nine months ended September 30, 2026 increased by $124,000 and $457,000 from depreciation of $652,000 and $1.8 million for the three and nine months ended September 30, 2025, respectively.

Amortization Expense. Amortization expense of $2.4 million and $8.7 million for the three and nine months ended September 30, 2026 decreased by $981,000 or 29% and $265,000 or 3% from amortization expense of $3.4 million and $8.9 million for the three and nine months ended September 30, 2025, respectively. The decrease in the expense is due to the run-off of older software amortization exceeding additions from technology acquired and newly capitalized projects.

Restructuring Costs. There were no restructuring costs for the three and nine months ended September 30, 2026 as compared to $17,000 and $154,000 for the three and nine months ended September 30, 2025, respectively, which primarily consisted of severance and separation costs associated with the optimization of the Company’s operations and profitability improvements.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
	($ in thousands)
Interest income	$81	$95	$(14)	(15%)	$164	$188	$(24)	(13%)
Interest expense	(1,801)	(147)	1,654	1,125%	(2,674)	(273)	2,401	879%
Other (expense) income - net	(1)	(55)	54	98%	125	(104)	229	220%
Income tax provision	127	43	84	195%	281	126	155	123%

Interest Income. Interest income of $81,000 and $164,000 for the three and nine months ended September 30, 2026 decreased by $14,000 and $24,000 from interest income of $95,000 and $188,000 for the three and nine months ended September 30, 2025, respectively. The interest income represents late fees from customers and interest earned on temporary cash investments.

Interest Expense. Interest expense of $1.8 million and $2.7 million for the three and nine months ended September 30, 2026, respectively, increased by $1.7 million and $2.4 million from interest expense of $147,000 and $273,000 for the three and nine months ended September 30, 2025, respectively. The interest expense increase was due to the amortization of the warrant of $934,000 awarded to the Executive Chairman as compensation for the pledge of collateral, and the borrowings under the term loan and on the line of credit during 2026. Interest expense on the term loan was $693,000 and $1.3 million for the three and nine months ended September 30, 2026, and includes fees related to the term loan. Interest expense on the line of credit was $125,000 and $246,000 for the three and nine months ended September 30, 2026, respectively, and includes fees related to the line of credit. The line of credit was drawn upon the closing of the loan agreement and remained outstanding until it was fully repaid during the third quarter of 2026.

Other (Expense) Income–net. Other expense – net was $1,000 and other income – net was $125,000 for the three and nine months ended September 30, 2026 compared to other expense – net of $55,000 and $104,000 for the three and nine months ended September 30, 2025, respectively. Other expense or income primarily represents foreign currency transaction gains or losses. These transaction gains or losses result from revaluing intercompany accounts which are denominated in U.S. dollars that represent amounts payable/receivable between the entities. Whenever the exchange rate varies, the gains or losses are recorded in the condensed consolidated statements of operations.

Income Tax Provision. The provision for income taxes was $127,000 and $281,000 for the three and nine months ended September 30, 2026, respectively, compared to $43,000 and $126,000 for the three and nine months ended September 30, 2025, respectively. The increase was primarily due to a $45,000 and $95,000 deferred income tax provision for the three and nine months ended September 30, 2026. There was no deferred tax liability recorded at December 31, 2025. There were no deferred income taxes for the three and nine months ended September 30, 2025.

The current income tax expense for the three and nine months ended September 30, 2026 was approximately $82,000 and $186,000, respectively, which represents state income and minimum taxes and foreign income taxes. Although the Company has returned to profitability, it incurred losses historically and there is uncertainty regarding sufficient future U.S. taxable income, which makes realization of deferred tax assets difficult to support in accordance with ASC 740. Accordingly, a valuation allowance was recorded against all deferred tax assets at September 30, 2026 and December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. OBBBA did not have a material impact on the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources

During April 2026, the Company terminated the credit line with Provident and entered into a $50 million joint credit facility with Citizens Bank, N.A. and Provident consisting of a four-year $40 million term loan and a $10 million revolving line of credit. As of September 30, 2026, there was nothing outstanding on the line of credit and $36.7 million outstanding on the term loan. The Company fully redeemed the outstanding Series B Preferred Stock in May 2026. Approximately $41.6 million of the new credit facility was used for the redemption. As of September 30, 2025, there was $6.5 million of borrowings under the credit facility.

As of September 30, 2026, the Company had total cash of $4.6 million and negative working capital of $4.2 million. The negative working capital resulted from redeeming Series B Preferred shares earlier in the year using funds from the credit facility, a portion of which is recorded as a current liability. For the nine months ended September 30, 2026, cash provided by operations was $16.3 million and cash used in financing and investing activities was $9.9 million and $5.4 million, resulting in an increase in cash of $1.0 million after accounting for the effect of $10,000 of exchange rate changes.

For the nine months ended September 30, 2026, the Company recorded net income of $6.8 million. Management continues to focus on the Company’s overall profitability, including managing expenses and expects that these efforts will continue to enhance our liquidity and financial position. Our expectations regarding future financial performance, including revenue, adjusted EBITDA and earnings-per-share, are based on management’s current beliefs and assumptions regarding, among other things, the signing and continuation of certain client and vendor relationships, the anticipated timing and scope of client projects, and our timely execution of integration and expense-management initiatives intended to align our cost structure with those objectives. If these assumptions prove incorrect or these initiatives are delayed or not fully realized, our results may differ materially. Based on management’s forecasts, the Company will have sufficient liquidity to meet its obligations as they become due for the next twelve months from the date of the financial statements’ issuance.

The interest rate on the term loan and the line of credit is based on the secured overnight financing rate.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
	2026	2025	2026	2025	Amount	Percent
	($ in thousands)
Net cash provided by operating activities	$5,643	$7,365	$16,327	$19,886	$(3,559)	(18)%
Net cash used in investing activities	(2,140)	(17,697)	(5,378)	(21,200)	15,822	75%
Net cash (used in) provided by financing activities	(12,264)	4,920	(9,940)	1,226	(11,166)	(911)%
Effect of exchange rate changes on cash and restricted cash	2	45	10	16	(6)	(38)%
Net (decrease) increase in cash and restricted cash	$(8,759)	$(5,367)	$1,019	$(72)	$1,091	1,515%

The income before income taxes was $4.9 million and $7.1 million for the three and nine months ended September 30, 2026, respectively, which included $3.2 million and $10.9 million of non-cash depreciation and amortization, respectively. The income before income taxes was $3.1 million and $8.0 million for the three and nine months ended September 30, 2025, respectively, which included $4.0 million and $10.7 million of non-cash depreciation and amortization, respectively.

Operating Activities

Net cash provided by operating activities was $16.3 million and $19.9 million during the nine months ended September 30, 2026 and 2025, respectively. There was a decrease in net income of $1.1 million together with the following changes in non-cash items: an increase in depreciation and amortization of $147,000 and an increase in interest accretion of $928,000. Accounts receivable increased $1.9 million and $796,000 for the nine months ended September 30, 2026 and 2025, respectively. Accounts payable and other liabilities decreased by $2.7 million and increased $2.1 million during the nine months ended September 30, 2026 and 2025, respectively. Other assets increased by $812,000 and $2.6 million during the nine months ended September 30, 2026 and 2025, respectively.

Investing Activities

Net cash used in investing activities was $5.4 million and $21.2 million for the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures were $1.3 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. The capital expenditures for the nine months ended September 30, 2026 and 2025 primarily represented computer equipment purchased and leasehold improvements for the Pakistan Offices. Software development costs of $3.1 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively, were capitalized in connection with the development of software for providing technology-enabled business solutions. Payments for acquisitions were $967,000 and $16 million for the nine months ended September 30, 2026 and 2025, respectively.

Financing Activities

Net cash used in financing activities was $9.9 million during the nine months ended September 30, 2026 compared to net cash provided by financing activities of $1.2 million during the nine months ended September 30, 2025. Cash from financing activities during the nine months ended September 30, 2026 included $39.8 million of net proceeds from the term loan and $9.0 million of borrowings on the line of credit, offset by the repayment of the credit line of $9.0 million, $7.0 million of preferred stock dividends, $3.9 million of repayments for debt obligations and $677,000 for payment of contingent consideration. Approximately $38.2 million was used for the redemption of the Series B Preferred Stock. Cash used in financing activities during the nine months ended September 30, 2025 included $4.8 million of preferred stock dividends, $378,000 of repayments for debt obligations, $53,000 of payments for contingent obligations and $22,000 of tax withholding obligations paid in connection with stock awards issued to employees. Net proceeds and repayments on the line of credit were $6.5 million for the nine months ended September 30, 2025.

Contractual Obligations and Commitments

We had contractual obligations under our former Provident line of credit and have contractual obligations under the new credit facility obtained in April 2026. We were in compliance with all covenants as of September 30, 2026. We also maintain operating leases for property and certain office equipment. For additional information, see Contractual Obligations and Commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, and 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special-purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Cybersecurity Incident

On March 16, 2026, the Company detected a security incident in its CareCloud Health division that affected the functionality and data access to one of its six electronic health record environments for approximately eight hours until the Company fully restored all functionality and data access during that evening. The forensic investigation determined that an unauthorized third party gained access to one cloud account supporting the previously identified electronic health record environment and found no evidence that any other Company platforms, divisions, systems, data or environments were affected. The investigation found no evidence of unauthorized activity related to the incident after March 16, 2026 and all affected systems remain fully operational. Subject to applicable policy terms, limits, retention, exclusions and coverage determinations, the Company currently believes its available cybersecurity insurance coverage is likely to be sufficient for the losses it currently anticipates in connection with the incident. See Note 9, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements for additional information regarding the incident, including related legal proceedings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229.10(f)(1) and are not required to provide information under this item, pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, based on the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026 as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. We will continue to improve the controls to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

We experienced a cybersecurity incident involving unauthorized third-party access to one cloud account supporting one of our CareCloud Health division electronic health record environments. The forensic investigation determined that the unauthorized third-party exfiltrated certain patient-related information from the affected environment associated with a substantial number of individuals, including personally identifiable information and protected health information. While we have taken steps to contain and remediate the incident, including engaging third-party cybersecurity experts and notifying the affected healthcare customers, potentially affected individuals, and regulatory agencies, there can be no assurance that additional vulnerabilities will not be identified or that further unauthorized activity will not occur. The incident has resulted in, and may continue to result in, costs related to investigation, remediation, customer and patient notification, and legal proceedings. Additionally, this incident may harm our reputation, result in customer attrition, and expose us to regulatory penalties. We have provided notifications to applicable federal and state regulatory agencies as required. Regulatory agencies, including the U.S. Department of Health and Human Services Office for Civil Rights and state attorneys general, may open inquiries or investigations into the incident, which could result in fines, penalties, corrective action plans or other remedies, and responding to any such inquiries could involve costs and management attention. We may also face contractual claims from healthcare-provider customers, including indemnification claims or claims under business associate agreements. The incident may result in increased insurance premiums or retentions, or reduced availability of cybersecurity insurance on acceptable terms, and we expect to continue to incur costs to further enhance our information security safeguards. If our remediation efforts are not successful or timely, or if additional vulnerabilities are exploited, our business, financial condition, and results of operations could be materially adversely affected.

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

As described in our Annual Report on Form 10-K, our business model depends on our offshore operations in Pakistan, Azad Jammu and Kashmir and Sri Lanka, where approximately 3,000 of our team members are located and where personnel costs are significantly lower than in the United States. Regional conflicts or the escalation of tensions in or affecting the regions where we operate, trade restrictions, sanctions, changes in diplomatic relations or political stability, currency devaluation or restrictions on the repatriation of funds, infrastructure disruptions, visa or travel restrictions, and local wage inflation could increase our operating costs or impair our ability to deliver services to our clients at current service levels and prices. Because our offshore operations are concentrated in a small number of locations, a disruption affecting any one of them could have a disproportionate impact on our ability to deliver services. If we were required to shift a material portion of this work to the United States or other higher-cost locations, our expenses would increase materially, our margins would decline, and we may be unable to serve client accounts at current service levels or competitive prices.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CareCloud, Inc.

By:	/s/ Stephen Snyder
Stephen Snyder
Chief Executive Officer
Date: November 5, 2026

By:	/s/ Bonnie Boyer
Bonnie Boyer
Chief Financial Officer
Date: November 5, 2026

